Form 10-K
period 2022-03-31
LOGITECH INTERNATIONAL S.A.
filed 2022-05-18
CIK 1032975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	March 31, 2022
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒  No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting shares held by non-affiliates of the registrant, based upon the closing sale price of the shares on September 24, 2021, the last business day of the registrant's second fiscal quarter on the Nasdaq Global Select Market, was $16,569,198,978. For purposes of this disclosure, voting shares held by persons known to the Registrant to beneficially own more than 5% of the Registrant's shares and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. In the case of 5% or greater shareholders, we have not deemed such shareholders to be affiliates unless there are facts and circumstances which would indicate that such shareholders exercise any control over the Registrant, or unless they hold 10% or more of the Registrant’s share capital outstanding. This determination is not necessarily a conclusive determination for other purposes.
As of May 4, 2022, there were 164,684,163 shares of the Registrant's share capital outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the 2022 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

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
Logitech International S.A. | Fiscal 2022 Form 10-K | 1

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
•Our business strategy and investment priorities in relation to competitive offerings and evolving consumer demand trends affecting our products and markets, worldwide economic and capital market conditions, fluctuations in currency exchange rates, and current and future general regional economic conditions for fiscal year 2023 and beyond;
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
•Our business and product plans and development and product innovation and their impact on future operating results and anticipated operating costs for fiscal year 2023 and beyond;
•Opportunities for growth and our ability to execute on and take advantage of them, market opportunities and marketing initiatives and strategy and our expectations regarding the success thereof;
•Potential tariffs, their effects and our ability to mitigate their effects;
•Capital investments and research and development;
•Our expectations regarding our share repurchase and dividend programs;
•The sufficiency of our cash and cash equivalents, cash generated from operations, and available borrowings under our bank lines of credit to fund capital expenditures and working capital needs;
•The effects of environmental and other laws and regulations in the United States and other countries in which we operate; and
•The impact of global events, such as the coronavirus ("COVID-19") pandemic and Russia’s invasion of Ukraine, and any associated economic downturn and impacts to our business and future operating and financial performance.
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

Logitech International S.A. | Fiscal 2022 Form 10-K | 2

PART I
ITEM 1.    BUSINESS
Company Overview
Logitech is a world leader in designing, manufacturing and marketing products that help connect people to digital and cloud experiences. Forty years ago, Logitech created products to improve experiences around the personal computer ("PC") platform, and today it is a multi-brand, multi-category company designing products that enable people to pursue their passions and connect to the world. Logitech’s products align with several large secular trends including work and learn from anywhere, video everywhere, the increasing popularity of gaming as a spectator and participant sport, and the democratization of content creation. Logitech's brands include Logitech, Logitech G, ASTRO Gaming, Streamlabs, Blue Microphones and Ultimate Ears. Our Company's website is www.logitech.com.
Logitech was founded in Switzerland in 1981, and Logitech International S.A. has been the parent holding company of Logitech since 1988. Logitech International S.A. is a Swiss holding company with its registered office in Hautemorges, Switzerland, which conducts its business through subsidiaries in the Americas (including North and South America), EMEA (Europe, Middle East, Africa) and Asia Pacific (including, among other countries, China, Taiwan, Japan, India and Australia). Shares of Logitech International S.A. are listed on both the SIX Swiss Exchange, under the trading symbol LOGN, and the Nasdaq Global Select Market, under the trading symbol LOGI. References in this Annual Report on Form 10-K to the "Company," "Logitech," "we," "our," and "us" refer to Logitech International S.A. and its consolidated subsidiaries.
We operate in a single operating segment: Peripherals. For more information, see Note 15 - Segment Information in our Notes to consolidated financial statements included in this Annual Report on Form 10-K. Our products primarily participate in four large markets: Creativity & Productivity, Gaming, Video Collaboration and Music. We sell our products to a broad network of domestic and international customers, including direct sales to retailers and e-tailers, enterprise customers and consumers, and indirect sales through distributors. Our worldwide channel network includes consumer electronics distributors, retailers, e-tailers, mass merchandisers, specialty stores, computer and telecommunications stores, value-added resellers and online merchants.
From time to time, we may seek to partner with or acquire, when appropriate, companies that have products, personnel, and technologies that complement our strategic direction. For more information, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 3—Business Acquisitions in our Notes to consolidated financial statements.
Industry Overview
Historically, Logitech's business has been driven by the same trends that drove the adoption of desktop and laptop PCs for consumers and businesses, including the growth in affordable processing power, communications bandwidth, the increased accessibility of digital content, and the growing and pervasive use of the Internet for productivity, communication and entertainment. More recently, the increase in remote and hybrid work and learning, the expansion of video everywhere, the rise in gaming as a participant and spectator sport and the growth in streamers and creators fueled by the democratization of content creation have created multiple opportunities for Logitech to drive greater interaction and engagement between people and digital content.
In the past few years, new PC shipments have steadily increased and, combined with increased interest in smaller, mobile computing devices (such as smartphones and tablets), the market for PC peripherals has greatly expanded. We see opportunities within the large installed base of PCs, created by consumers' desire to refresh their current PC experiences with new peripherals, as well as new trends developing within the connected device ecosystems. In addition, the adoption of hybrid work has increased the number of new workspaces, thereby creating expanded opportunities to attach multiple peripherals. Consumers are also enhancing their tablet experience with a range of keyboards and cases that enable them to create, consume and do more with their tablets conveniently and comfortably. The recent shift toward remote and hybrid learning environments has also expanded the addressable education market for tablet keyboards and cases, as well as for other PC peripherals.
Growing adoption of cloud-based experiences in gaming, video and music has also increased our addressable market opportunities. More and more consumers today interact with cloud-based content platforms, such as Steam and Twitch for gaming, or Zoom and Microsoft Teams for video collaboration. Logitech offers peripherals and accessories to enhance the use of such cloud-based content platforms.
Logitech International S.A. | Fiscal 2022 Form 10-K | 3

In the gaming market, the rapid rise of esports and the growth of live streamers on platforms such as Twitch and broadcasters on platforms such as YouTube continue to drive growth. We leverage our deep research and development ("R&D") capabilities in the area of PC peripherals that include Pointing Devices, Keyboards & Combos and PC Webcams, to develop industry-leading gaming gear that enhances consumers' overall gaming experience and performance. As consumers increasingly watch various esports tournaments or other gaming broadcasts on cloud-based platforms such as Twitch, the gaming industry is becoming both a source of entertainment and participation by mainstream consumers. We sponsor and work closely with esports athletes to improve our brand and the quality and functionality of our gaming products. We also offer gaming peripherals that enhance the experience of more casual gamers.
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
Business Strategy
Logitech's foundation for future growth is built on five core capabilities that apply to all of our product categories:
•Design;
•Engineering;
•Go-to-market;
•Marketing; and
•Operations.
Design
In the past few years, Logitech has strengthened its design capabilities by building a world-class team of internal designers. Our designs have an everyday place in people’s lives, connecting them to the digital experiences they care about. These products have been earning prestigious design awards - 202 design awards during the past three fiscal years - and enthusiastic reviews in the media. This is one indication that Logitech’s strategic aim to become a design company is working. During fiscal year 2022, we won 50 design awards. As Logitech establishes itself as a design company, design thinking and culture are used as a strategic and cultural differentiator. Design also helps to reduce product costs through increased collaboration between our design, engineering and manufacturing teams. Our key design centers are in Switzerland, Ireland, the United States, and Taiwan.
Logitech International S.A. | Fiscal 2022 Form 10-K | 4

Engineering
Our decades-long expertise in key engineering disciplines such as sensors, acoustics, optics, wireless, and power management is a core competitive advantage of Logitech. Furthermore, we continue to extend our engineering capabilities into more advanced technologies such as software, apps, cloud, data analytics, machine learning and some core building blocks of navigation and tracking in augmented reality ("AR") / virtual reality ("VR"). Our engineering team has expertise in developing products for a broad array of platforms such as PCs, mobile and personal voice assistants (such as Amazon Alexa and Google Assistant). These engineering capabilities combined with our award-winning design team form the basis of Logitech's key innovation engine.
Go-To-Market
Over the past 30-plus years, Logitech has built an extensive global go-to-market network that can be leveraged as we introduce new products, enter new market categories and optimize the value of our existing products and product categories. We have multiple opportunities to drive growth - existing products in existing and new retailers, and e-tailers as well as new products in existing and new retailers and e-tailers. Beyond online and offline retail and distribution channels, we have also strengthened other commercial channels. As we increase our investments in Video Collaboration, we are also expanding our enterprise sales coverage through our sales force as well as various channel partners. And with expansions into new channels, there are numerous cross-selling opportunities across our broad product portfolio. We have established Logitech as a neutral technology supplier that can work with a variety of leading technology vendors and platforms as well as provide connections among their products and ecosystems.
Marketing
As Logitech continues to expand into multiple categories, we are focusing on enhancing our marketing capabilities around brand strategy and execution, digital marketing, and marketing technology. With our products and designs as a foundation, we are building in consumer-centricity and demonstrating the relevancy of our products in the lives of our consumers. We are increasing our brand marketing investments to drive greater brand awareness and consideration, delivering advertising campaigns across our brand, our categories, and our products, which enables us to drive brand value and pivot from a push model to a demand generating pull model. Most of the marketing and creative efforts that were once outsourced to outside marketing agencies are now executed through our internal teams from concept to execution, which improves speed and cost efficiency. We are increasing our leverage of digital media channels and programs, and building relationships with creators to drive brand engagement and purchase across B2B and B2C. We are also increasing our focus on marketing analytics and platforms to improve our understanding of marketing investments and to maximize our return on investment. Additionally, we are making investments to upgrade and expand all aspects of our marketing technology infrastructure, including the re-platforming of our websites to support the global expansion of our brands across countries, enabling direct relationships with our consumers and customers and building the foundation for the acceleration of more personalized consumer communication and commerce.
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
Logitech International S.A. | Fiscal 2022 Form 10-K | 5

•The Logitech MX Master 3 and MX Anywhere 3 wireless mice, our flagship wireless mouse products. Enabled with Logitech Flow cross-computer control software, these products represent the new paradigm for precise, fast, comfortable cross-computer digital navigation.
•The Logitech Wireless Mouse M325, which offers micro-precise scrolling, an 18-month battery life and comfortable design.
•The Logitech Wireless Mouse M185, a wireless mouse with nano receiver technology that is compatible with any computer.
•The Logitech Pebble Mouse, a wireless mobility mouse with dual connectivity (BT and unifying nano technology) that is compatible with any computer.
•Two recently introduced mice, Logitech Signature Wireless Mouse M650 with Bolt wireless connectivity and the new smart wheel in multiple sizes (large, medium and left hand), and Pop Mouse for younger generations that offers more style at the desk.
Keyboards & Combos: Logitech offers a variety of corded and cordless keyboards, living room keyboards, and combos (keyboard-and-mouse combinations). Some of our key products in this category include:
•The Logitech Wireless Combo MK270, a full-size keyboard and mouse combination with a tiny USB receiver.
•The Logitech MX Keys Wireless keyboard, a premium backlit keyboard with customizable keys to directly access menus and shortcuts within leading creativity and productivity apps. We recently added the MX Keys mini wireless keyboard ideal for smaller spaces and creators.
•The Logitech K380 wireless minimalist keyboard with multi-switch functionality to easily navigate from one screen to another (from PC to Phone to tablets) that is compatible with any computer.
PC Webcams: Our PC Webcams category comprises webcams targeted primarily at video conferencing users purchasing for individual use. A key market driver includes people upgrading their work-from-home video conferencing setup. The Logitech HD Pro Webcam C920 and C922 were our key products in this category during fiscal year 2022.
Tablet & Other Accessories: Our Tablet & Other Accessories category includes keyboards for tablets and smartphones as well as other accessories for mobile devices. These products are mostly for iPads but are also for select Samsung and other Android tablets. Some of our key products in this category include:
•The Combo Touch for the iPad 9th Generation, iPad Air, iPad Pro 11 and iPad Pro 12.9, is our newest design offering a Smart Connected backlit full-size keyboard, any-angle kickstand for flexible viewing angles and a trackpad for gestures, clicks and navigation.
•The Rugged Folio Keyboard for the iPad 9th Generation, bringing a more protective rugged folio, with a wipeable fabric keyboard, a rugged and protective holder and an any-angle kickstand to allow multiple viewing angles. The Rugged Folio uses Smart Connector technology to connect to the iPad seamlessly, with no need for batteries or bluetooth pairing.
•The Logitech Slim Folio Keyboard for the iPad Pro 11 and 12.9, bringing a bluetooth backlit keyboard with a folio design for optimal working and viewing angle, light front and back protection and an Apple Pencil holder. The Logitech Slim Folio Keyboard for the 9th generation iPad for a light protection folio with a bluetooth keyboard.
•The Rugged Combo Keyboard and Rugged Combo Touch, Made for Education are designed to provide the best keyboard and touchpad experience for the iPad Entry 9th generation in classrooms or at home, featuring drop protection, secure sealed keyboard and any angle viewing.
Gaming
Logitech G provides gamers of all levels with industry-leading keyboards, mice, headsets and simulation products such as steering wheels and flight sticks, incorporating innovative design and advanced technologies. Some of our key products in this category include:
•The Logitech G915 LIGHTSPEED Wireless, RGB Mechanical Gaming Keyboard which features high-performance low-profile mechanical switches that provide all the speed, accuracy and performance of traditional switches, at half the height.
Logitech International S.A. | Fiscal 2022 Form 10-K | 6

•The Logitech G PRO X Superlight Wireless Gaming Mouse that was designed in collaboration with the world's top esports professionals, features our LIGHTSPEEDTM professional grade wireless technology, and weighs less than 63 grams
•The Logitech G923 Steering Wheel that works on PC, XBOX and Playstation, and features a hand-stitched leather-wrapped rim, stainless steel throttle, brake and clutch pedals and the exclusive TRUEFORCE force feedback system that connects directly to in-game physics for unprecedented realism.
•The ASTRO A50 Wireless Headset and Base Station that targets the discerning “prosumer” consumer, featuring integrated MixAmp technology, Dolby® Digital surround sound and the ASTRO Command Center Software system.
Video Collaboration
The Video Collaboration category includes Logitech’s ConferenceCams, which combine enterprise-quality audio and high definition ("HD") 4K video with affordability to bring video conferencing to businesses of any size, as well as state of the art webcams and headsets that turn any desktop into an instant collaboration space. Our key products in this category include:
•Logitech Rally Bar, an all-in-one video bar purpose-built for midsize rooms, featuring brilliant video, room-filling audio, and the flexibility to deploy in PC or appliance mode.
•Logitech Rally which offers best-in-class video conferencing with Ultra HD 4K video and professional audio that easily turns medium- to large-sized conference rooms into video-enabled collaboration rooms.
•Logitech MeetUp which is Logitech’s premier ConferenceCam designed for huddle rooms, with a room-capturing 120° field of view ("FOV"), 4K optics and exceptional audio performance.
•Logitech Tap touch-screen controller which connects to any computer via USB and serves as an ideal controller for video conferencing room solutions from Google®, Microsoft®, and Zoom.
•Logitech BRIO which has 4K video, RightLight 3 and high dynamic range ("HDR") to improve challenging lighting, and Windows Hello facial recognition support for secure login using just a user's face.
Music
Mobile Speakers: Our Mobile Speakers category is a portfolio of portable wireless Bluetooth and Wi-Fi connected speakers for music on the go. The top revenue-generating product in our Mobile Speakers category during fiscal year 2022 was Ultimate Ears BOOM 3 ("BOOM3"), our small sized ruggedized portable Bluetooth wireless speaker. During fiscal year 2022, our collection of portable bluetooth speakers included, WONDERBOOM2, BOOM3, MEGABOOM, MEGABOOM3, and our largest most powerful speaker HYPERBOOM that delivers the loudest and most rich audio performance in the portfolio.
Audio & Wearables: Our Audio & Wearables category comprises PC speakers, PC headsets, in-ear headphones, premium wireless audio wearables designed to enhance the audio experience and studio-quality Blue Microphones for professionals and consumers. In the third quarter of fiscal year 2022, we made a decision to cease future product launches under the Jaybird brand, but plan to continue developing custom in-ear and fit wireless audio products such as Ultimate Ears Fits.
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
Logitech International S.A. | Fiscal 2022 Form 10-K | 7

Smart Home
In the fourth quarter of fiscal year 2021, we made the decision to discontinue manufacturing and selling our Harmony line of advanced home entertainment controllers as the way people consume content has shifted to streaming services across multiple screens. Fiscal year 2022 included sales of remaining Harmony products in inventory. We continue to sell our Circle home security cameras within the Smart Home product category.
Research and Development
We recognize that continued investment in product research and development is critical to facilitate innovation of new and improved products, technologies and experiences. Our research and development expenses for fiscal years 2022, 2021 and 2020 were $291.8 million, $226.0 million and $177.6 million, respectively. We expect to continue to devote significant resources to research and development, including devices for digital platforms, video communications, wireless technologies, power management, and user interfaces to sustain our competitive position.
Sales and Distribution
Principal Markets
Sales by geographic region (based on customers' location) for fiscal years 2022, 2021 and 2020 are as follows (in thousands):

	Year Ended March 31,
	2022	2021	2020
Americas	$2,317,941	$2,206,552	$1,286,527
EMEA	1,724,027	1,735,682	941,211
Asia Pacific	1,439,133	1,310,045	748,113
Total Sales	$5,481,101	$5,252,279	$2,975,851
Revenues from sales to customers in Switzerland, our home domicile, represented 3%, 3% and 4% of our sales in fiscal years 2022, 2021 and 2020, respectively. In fiscal years 2022, 2021 and 2020, revenues from sales to customers in the United States represented 34%, 35% and 36% of our sales, respectively. In fiscal years 2022, 2021 and 2020, revenues from sales to customers in Germany represented 15%, 16% and 15% of our sales, respectively. Revenues from sales to customers in China represented 10% of our sales for fiscal year 2022. No other country represented more than 10% of our sales for fiscal years 2022, 2021 or 2020.
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
In fiscal years 2022, 2021 and 2020, Amazon Inc. and its affiliated entities together accounted for 17%, 13% and 14% of our gross sales, respectively. In fiscal years 2022, 2021 and 2020, Ingram Micro Inc. and its affiliated entities together accounted for 15%, 14% and 12% of our gross sales, respectively. Two of our customers merged during fiscal year 2022 and the combined company, TD Synnex, accounted for 14% of our gross sales for fiscal year 2022. No other customer individually accounted for more than 10% of our gross sales during fiscal years 2022, 2021 or 2020.
Logitech International S.A. | Fiscal 2022 Form 10-K | 8

Customer Service and Technical Support
Our customer service organization provides user technical support, support related to product inquiry, and order support. We support these customer service functions with two outsourced operations that have support centers located in China, South Korea, India, the Philippines, Mexico, the United States, Bulgaria, Canada, Japan and the United Kingdom. Our customer service and technical personnel in each of our regions provide support services to retail purchasers of products through telephone, e-mail, forums, chat, and the Logitech Support website. For some of our brands, dedicated support websites, dedicated internal support teams and channels are available. To improve our customers' experience and operate efficiently, we use technology to facilitate chatbot interactions, enable self-help and apply Artificial Intelligence to optimize support searches. Logitech provides warranties on our branded products that range from one to five years. For our Video Collaboration category, we also work with channel partners to offer bundled support services with Logitech Video Collaboration solutions.
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
New product launches, process engineering, commodities management, logistics, quality assurance, operations management and management of Logitech's contract manufacturers occur in China, Taiwan, Hong Kong, Malaysia, and Vietnam. Certain components are manufactured to Logitech's specifications by vendors in Asia, the United States, and Europe. We also use contract manufacturers to supplement internal capacity and to reduce volatility in production volumes. In addition, some products, including most keyboards, certain gaming devices and certain audio products are manufactured by contract manufacturers to Logitech's specifications.
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
Logitech International S.A. | Fiscal 2022 Form 10-K | 9

We expect continued competitive pressure in our business, including in the terms and conditions that our competitors offer customers, which may be more favorable than our terms and conditions and may require us to take actions to increase our customer incentive programs, which could impact our sales and operating margins.
Creativity and Productivity
Pointing Devices: Apple Inc. ("Apple"), Microsoft Corporation ("Microsoft"), Lenovo Group Ltd (“Lenovo”) and HP Inc. are our main competitors worldwide. We also experience competition and pricing pressure from less-established brands, including house brands and local competitors in Asian markets, such as Elecom Co., Ltd., Buffalo Inc., Shenzhen Rapoo Technology Co., Ltd. (“Shenzhen Rapoo”), and Xiaomi Corporation.
Keyboards & Combos: Microsoft and Apple are the main competitors in our PC keyboard and combo product lines. We also experience competition and pricing pressure for corded and cordless keyboards and combos from less-established brands, including house brands and local competitors in Asian markets, such as Shenzhen Rapoo, IKBC, and Xiaomi Corporation.
PC Webcams: Our primary competitors for PC webcams are Microsoft and other manufacturers taking smaller market share such as Razer Inc ("Razer").
Tablet & Other Accessories: Competitors in the tablet keyboard market are Apple, Zagg Inc., Kensington Computer Products Group, Belkin International, Inc., Targus Corporation and other less-established brands. Although we are one of the leaders in the tablet keyboard market and continue to bring innovative offerings to the market, we expect the competition may increase. Competitors in the tablet case market include Apple, Otter Products LLC, Speck Products and a large number of smaller brands.
Gaming
Competitors for our Gaming products include Razer, Corsair Gaming, Inc., SteelSeries, Turtle Beach Corporation and HyperX (acquired by HP Inc. in 2021), among others.
Video Collaboration
Our competitors for Video Collaboration products include Cisco Systems, Inc., Poly, Inc. ("Poly"), GN Netcom/Jabra, AVer Information Inc., Neat and Yealink (Xiamen) Network Technology Co.Ltd, among others.
Music
Mobile Speakers: Our competitors for Bluetooth wireless speakers include Bose Corporation ("Bose"), Harman International Industries, Inc (owned by Samsung Electronics Co., Ltd., Harman owns JBL and has Harman Kardon as a division), and Beats Electronics LLC ("Beats") (owned by Apple), among others. Harman is our largest competitor. Personal voice assistants and other devices that offer music, such as Sonos, Amazon's Echo, Google Home (owned by Alphabet, Inc.) and Apple HomePod, also compete with our products. Amazon is also a significant customer of our products.
Audio & Wearables: For PC speakers, our competitors include Bose, Cyber Acoustics, LLC, Philips Consumer Lifestyle (a division of Royal Philips), Creative Labs, Inc., among others.
For PC headsets, our main competitors include Poly and GN Netcom, among others. In-ear headphones competitors include Beats, Bose, Apple, Sony Corporation ("Sony"), JBL and Sennheiser, among others.
Our competitors for Blue Microphones products include Rode Microphones LLC, Audio Technica Corporation, Samson Technologies Corp., Shure Incorporated, Razer and Apogee Electronics Corp., among others.
Intellectual Property and Proprietary Rights
Intellectual property rights that apply to Logitech's products and services include patents, trademarks, copyrights, and trade secrets.
We hold various United States patents and pending applications, together with corresponding patents and pending applications from other countries. While we believe that patent protection is important, we also believe that patents are of less competitive significance than factors such as technological innovation, ease of use, and quality design. No single patent is in itself essential to Logitech as a whole. From time to time, we receive claims that we may be infringing on patents or other intellectual property rights of others. As appropriate, claims are referred to
Logitech International S.A. | Fiscal 2022 Form 10-K | 10

legal counsel, and current claims are in various stages of evaluation and negotiation. If necessary or desirable, we may seek licenses for certain intellectual property rights. Refer also to the discussion in Item 1A "Risk Factors—"We may be unable to protect our proprietary rights. Unauthorized use of our technology may result in the development of products that compete with our products." and "Claims by others that we infringe their proprietary technology could adversely affect our business."
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
Material Government Regulations
We conduct operations in a number of countries and we are subject to a variety of laws and regulations which vary from country to country. Such laws and regulations include, in addition to environmental regulations described below, tax, import/export and anti-corruption laws, varying accounting, auditing and financial reporting standards, import or export restrictions or licensing requirements, trade protection measures, custom duties, tariffs, import or export duties, and other trade barriers, restrictions and regulations.
While we incur increasing costs to comply with such other government regulations, we do not believe that our compliance with such requirements will have a material effect on our capital expenditures, competitive position, consolidated results of operations, earnings, or cash flows. Nonetheless, as discussed below, we believe that certain environmental, social and governance ("ESG") regulations could potentially materially impact our business.
For more information about such regulations and how they may impact us, see "Risks Related to our Global Operations and Regulatory Environment" and “We are subject to risks related to our environmental, social and governance activities and disclosures” in Item 1A "Risk Factors" and Note 7—Income Taxes in our Notes to consolidated financial statements below.
Environmental Regulation
We are subject to environmental regulations in a number of jurisdictions, including the following regulations:
Targeted Substances. Our operations are subject to regulation under various federal, state, local and foreign laws concerning the environment, including laws addressing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated sites. We could incur costs, including cleanup costs, fines and civil or criminal sanctions, and third-party damage or personal injury claims, if we were to violate or become liable under environmental laws.
Our products are subject to various federal, state, local and foreign laws governing chemical substances in products and their safe use, including laws regulating the manufacture and distribution of chemical substances and laws restricting the presence of certain substances in electronics products.
Stewardship: In Europe, Logitech products are regulated by a number of end-of-life stewardship directives including the Waste Electrical and Electronic Equipment (“WEEE”) Directive, the Packaging Directive and the Battery Directive, which require producers of electrical goods, packaging, and batteries to finance the collection, recycling, treatment and disposal of relevant products. Similar legislation exists in many countries worldwide.

Conflict Minerals: Sourcing of certain metals is regulated under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, specifically Section 1502, which addresses the use of "Conflict Minerals" in the supply chain. Similar legislation is emerging in other countries worldwide. We have established systems which facilitate our compliance with the sourcing, traceability and reporting obligations and the reporting requirements of this Act aligned with guidelines published by the Securities and Exchange Commission. As a member of the Responsible Business Alliance (“RBA”) and the Responsible Minerals Initiative, we participate in the industry-wide Conflict-Free Sourcing Initiative and its Responsible Minerals Assessment Program (“RMAP”). The RMAP standards are developed to meet the requirements of the OECD Due Diligence Guidance, the Regulation (EU) 2017/821 of the European Parliament and the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act.

Logitech International S.A. | Fiscal 2022 Form 10-K | 11

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

Our operations, supply chain and our products are expected to become increasingly subject to federal, state, local and foreign laws, regulations and international treaties relating to climate change, such as climate disclosure, carbon pricing or product energy efficiency requirements, requiring us to comply or potentially face market access limitations or other sanctions including fines. We strive to continually improve the energy and carbon efficiency of our operations, supply chain and product portfolio. We are committed to carbon transparency through product carbon footprint labeling and ensuring that the consumer is engaged and aware of the impact of their purchase. We believe that this consumer centric approach is fundamental in moving towards a more sustainable future and we are collaborating with industry and business groups to find and promote ways to achieve broader adoption of this approach.

Energy: Our products are subject to various federal, state, local and foreign laws governing energy management or encouraging manufacturers and importers to produce products designed to minimize overall environmental impact.

The effects on Logitech's business of complying with these environmental regulations currently are limited to the cost of agency fees and testing, as well as the time required to obtain agency approvals. There are also stewardship costs associated with the end-of-life collection, recycling and recovery of Logitech products, packaging and batteries where Logitech is recognized as the steward and participates in relevant programs. The costs and schedule requirements are industry requirements and therefore do not represent an undue burden relative to Logitech's competitive position. As regulations change, we will modify our products or processes to address those changes.
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
Logitech International S.A. | Fiscal 2022 Form 10-K | 12

Human Capital Resources
Employees
Our human capital resources include persons employed directly by us or indirectly through contingent workforce arrangements. As of March 31, 2022, we employed approximately 8,200 persons, of which approximately 3,000 were employed, directly and indirectly in our Suzhou manufacturing operations. None of Logitech's U.S. direct employees are represented by a labor union or are subject to a collective bargaining agreement. Certain other countries, such as China, provide by law for employee rights, which include requirements similar to collective bargaining agreements. We believe that our employee relations are good.
We rely on different programs and initiatives to support our goals. Some of our key human capital management programs are summarized below.
Diversity and Inclusion

We believe that reflecting the diverse world in which we live - through our people and by fostering an inclusive culture - provides us with the foundation needed to create experiences that enable all people to pursue their passions, which is our corporate purpose. Our direct employees are located across Americas, EMEA and Asia-Pacific and bring a range of perspectives and skills to Logitech. As of March 31, 2022, 44% of our office employees were located in Asia-Pacific, 33% in the Americas, and 23% in EMEA. As of March 31, 2022, females represented 37% of our global office employees, 37% of our manufacturing workforce, and 34% were in managerial roles. In the U.S., underrepresented minorities (defined as Black or African American, Asian, Hispanic or Latino, American Indian or Alaska Native, and Native Hawaiian or Other Pacific Islander) represented 45% of our workforce, and 43% were in managerial roles.

To foster a more inclusive environment, we offer training sessions to emphasize awareness of self, bias and privilege, and inclusion. In addition, to measure our employees’ satisfaction at Logitech, we distribute a bi-annual employee engagement survey. Most recently, we conducted a survey in December 2021, in which 83% of our global office employees participated. As part of the survey, employees provided weighted feedback on their experience at Logitech, on measures such as happiness, retention and their perspective on our current state of workplace inclusivity at Logitech.

Safety, Health and Well-being

We look to safeguard the safety, health and well-being of all members of the Logitech team. We implement training and communication programs across the business each year to ensure employee awareness of the importance of health and safety management and our key programs and provisions. To help us ensure the safety, health and well-being of employees at our production facility in Suzhou, China, we follow the RBA Code of Conduct and have an Environmental, Health and Safety ("EHS") Management System that is certified to ISO 14001 and ISO 45001. We implement the RBA Code as a full supply chain initiative. Further, we operate an audit and verification program to verify compliance with the RBA code. We believe health and well-being are critical to our employee’s personal and professional success and provide, in addition to healthcare benefits, wellness tools, resources and programs designed to help employees achieve good physical, financial, emotional, intellectual and social well-being.

Further, we have managed the continuing impact of COVID-19 under the guidance of our Corporate Crisis Management Team and in collaboration with our local site leaders and provide regular updates to our board of directors on our actions. During 2021, most of our offices have begun to reopen as and where permitted by local regulations. We are regularly evaluating the local COVID-19 infection rate as a key metric for when we begin to gradually reopen an office. To support our employees during the pandemic and while offices were closed, we offered and continue to offer additional benefits, including a partial internet reimbursement, work-from-home equipment contribution, and increased flexibility in our leave programs to support employees caring for children and others.

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
Logitech International S.A. | Fiscal 2022 Form 10-K | 13

leadership development, mentorship, coaching career development and team building programs that remain available remotely.
Information About Our Executive Officers. The following sets forth certain information regarding our executive officers as of May 18, 2022:

Name	Age	Nationality	Position
Bracken Darrell	59	U.S.	President and Chief Executive Officer
Nate Olmstead	50	U.S.	Chief Financial Officer
Prakash Arunkundrum	47	U.S.	Head of Global Operations & Sustainability
Samantha Harnett	46	U.S.	General Counsel and Corporate Secretary
Bracken Darrell joined Logitech as President in April 2012 and became Chief Executive Officer in January 2013. Prior to joining Logitech, Mr. Darrell served as President of Whirlpool EMEA and Executive Vice President of Whirlpool Corporation, a home appliance manufacturer and marketing company, from January 2009 to March 2012. Previously, Mr. Darrell had been Senior Vice President, Operations of Whirlpool EMEA from May 2008 to January 2009. From 2002 to May 2008, Mr. Darrell was with the Procter & Gamble Company ("P&G"), a consumer brand company, most recently as the President of its Braun GmbH subsidiary. Prior to rejoining P&G in 2002, Mr. Darrell served in various executive and managerial positions with General Electric Company from 1997 to 2002, with P&G from 1991 to 1997, and with PepsiCo Inc. from 1987 to 1989. Mr. Darrell holds a BA degree from Hendrix College and an MBA from Harvard University.
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
Prakash Arunkundrum is Logitech’s Head of Global Operations & Sustainability, a position he has held since May 2018.  He joined Logitech in 2015 and held operations positions as Vice President New Product Introductions & Strategic Initiatives from August 2015 to July 2016 and Vice President Global Sourcing and New Product Introductions from July 2016 to May 2018. Prior to joining Logitech, Mr. Arunkundrum was a Principal at A.T. Kearney, a global management consulting firm, from July 2014 to August 2015. He also served as Director, Management Consulting at PricewaterhouseCoopers, a multinational professional services network of firms, from September 2011 to July 2014 and Principal at PRTM Management Consultants LLC, a management consulting firm acquired by PricewaterhouseCoopers, from March 2010 to September 2011. Prior to his management consulting roles, Mr. Arunkundrum held several management positions at i2 Technologies, a supply chain management company acquired by JDA Software, from March 2007 to February 2010. Early in his career, he held product management positions at supply chain startups and i2 Technologies. Mr. Arunkundrum holds a BTech degree in Chemical Engineering from Central ElectroChemical Research Institute ("CECRI") in Karaikudi, India and a Master of Science in Materials Engineering from University of Maryland at College Park.

Samantha Harnett joined Logitech as General Counsel in June 2020. Prior to joining Logitech, Ms. Harnett served in various legal and management roles at Eventbrite, Inc., a global self-service ticketing and experience technology platform, most recently as Chief Legal and Operations Officer from October 2019 to June 2020. While at Eventbrite, she also served as Senior Vice President, General Counsel from May 2018 to October 2019 and Vice President, General Counsel from November 2015 to May 2018. From March 2005 to November 2015, Ms. Harnett served in various positions at ZipRealty, Inc., a real estate technology and online brokerage company, including most recently as General Counsel and Senior Vice President of Business Development from October 2009 to November 2015. She also served as an associate at Wilson Sonsini Goodrich and Rosati, P.C. Ms. Harnett currently serves on the board of directors of GLAAD, a non-profit organization. Ms. Harnett holds a BA degree from California State University, Chico and a JD from Santa Clara University School of Law.
Logitech International S.A. | Fiscal 2022 Form 10-K | 14

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
Logitech International S.A. | Fiscal 2022 Form 10-K | 15

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
Logitech International S.A. | Fiscal 2022 Form 10-K | 16

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

Risks Related to Cyber Security, Privacy, and Intellectual Property

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
Logitech International S.A. | Fiscal 2022 Form 10-K | 17

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
Logitech International S.A. | Fiscal 2022 Form 10-K | 18

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

Our sales of our products might be less than we expect due to a decline in business or economic conditions in one or more of the countries or regions, a greater decline than we expect in demand for our products, our inability to successfully execute our sales and marketing plans, or for other reasons. Global economic concerns, such as the ongoing COVID-19 pandemic, Russia’s invasion of Ukraine and the varying pace of global economic recovery, tariffs and policies that inhibit trade, the impact of sovereign debt issues in Europe, the impact of oil prices from Russia and other countries, conflicts with either local or global financial implications and economic slowdown in China, create unpredictability and add risk to our future outlook. In particular, there are a number of factors worldwide contributing to supply chain challenges, which are due in large part to the COVID-19 pandemic and the resulting economic disruption, rising prices, labor and material shortages, and most recently Russia’s invasion of Ukraine.

As a result, we are attempting to diversify our product category portfolio. We also are focusing more of our attention, which may include personnel, financial resources and management attention, on product innovations and growth opportunities, including products and services for gaming, for video collaboration, for the consumption of digital music, and on other potential growth opportunities in addition to our PC peripherals product categories. Our investments may not result in the growth we expect, or when we expect it, for a variety of reasons, including but not limited to, changes in growth trends, evolving and changing market and increasing competition, market opportunities, and product innovation.

Trends and opportunities in each of our product categories are rapidly evolving, declining in some categories and increasing in others, and may also be different by region, as a result of which we are constantly required to adapt to such changing markets, increased competition, and new challenges and opportunities. If we don’t allocate our resources in line with the market and new opportunities, our business and results of operations could be adversely affected.

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
Logitech International S.A. | Fiscal 2022 Form 10-K | 19

We purchase key components and products from a limited number of sources, and our business and operating results could be adversely affected if supply were delayed or constrained or if there were shortages of required components.

We purchase certain products and key components from a limited number of sources. If the supply of these products or key components were to be delayed or constrained, impacted by global shortages of semiconductor chips, or if one or more of our single-source suppliers experience disruptions or go out of business as a result of adverse global economic conditions, natural disasters or regional or global pandemics, including COVID-19, we might be unable to find a new supplier on acceptable terms, or at all, and our product shipments to our customers could be delayed, which could adversely affect our business, financial condition and operating results. In particular, there are a number of factors worldwide contributing to supply chain challenges, which are due in large part to the COVID-19 pandemic and the resulting economic disruption, rising prices, labor and material shortages, and most recently Russia’s invasion of Ukraine.

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

We produce approximately half of our products at the facilities we own in China. The majority of our other production is performed by third-party contract manufacturers, including original design manufacturers, in China, Taiwan, Hong Kong, Malaysia, and Vietnam.

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

Our manufacturing operations at third-party contractors could be adversely affected by contractual disagreements, by labor unrest, by natural disasters, by regional or global pandemics, such as the COVID-19 pandemic, by wars and armed conflicts, by strains on local communications, trade, and other infrastructures, by competition for the available labor pool or manufacturing capacity, by increasing labor and other costs, and by other trade customs and practices that are dissimilar to those in the United States and Europe.

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

Logitech International S.A. | Fiscal 2022 Form 10-K | 20

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

By locating our manufacturing in China and Southeast Asia, we are reliant on third parties to get our products to distributors around the world. Transportation costs, fuel costs, labor unrest, natural disasters, regional or global pandemics, military conflicts, and other adverse effects on our ability, timing and cost of delivering products can increase our inventory, decrease our margins, adversely affect our relationships with distributors and other customers and otherwise adversely affect our results of operations and financial condition.

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

The industry in which we operate is intensely competitive. Most of our product categories are characterized by large, well-financed competitors with strong brand names and highly effective research and development, marketing and sales capabilities, short product life cycles, continual performance enhancements, and rapid adoption of technological and product advancements by competitors in our product markets. Many of our competitors have broad product portfolios across several of our product categories and are able to use the strength of their brands to move into adjacent categories. Our competitors have the ability to bring new products to market quickly and at competitive prices. We experience aggressive price competition and other promotional activities from our primary competitors and from less-established brands, including brands owned by retail customers known as house brands. As we shift the focus of our marketing efforts in certain categories from a push model to a demand-generating pull model, the pressures from this competition and from our distribution channels, combined with the implementation risks of such a strategy shift, could adversely affect our competitive position, market share and business. In addition, our competitors may offer customers terms and conditions that may be more favorable than our terms and conditions and may require us to take actions to maintain or increase our customer incentive programs, which could impact our revenues and operating margins.

We have historically expanded the categories of products we sell and entered new markets. We remain alert to opportunities in new categories and markets. As we do so, we are confronting new competitors, many of which have more experience in the categories or markets and have greater marketing resources and brand name recognition than we have. In addition, because of the continuing convergence of the markets for computing devices and consumer electronics, we expect greater competition in the future from well-established consumer electronics
Logitech International S.A. | Fiscal 2022 Form 10-K | 21

companies in our developing categories as well as in future categories we might enter. Many of these companies, such as Microsoft, Apple, Google, Cisco, Sony, Samsung, Amazon and others, have greater financial, technical, sales, marketing and other resources than we have.

Microsoft, Apple, Google and Amazon are leading producers of operating systems, hardware, platforms and applications with which our mice, keyboards, wireless speakers and other products are designed to operate. In addition, Microsoft, Apple, Google and Amazon each has significantly greater financial, technical, sales, marketing and other resources than Logitech, as well as greater name recognition and a larger customer base. As a result, Microsoft, Apple, Google and Amazon each may be able to improve the functionality of its products, if any, or may choose to show preference to our competitors' products, to correspond with ongoing enhancements to its operating systems, hardware and software applications before we are able to make such improvements. This ability could provide Microsoft, Apple, Google, Amazon or other competitors with significant lead-time advantages. In addition, Microsoft, Apple, Google, Amazon or other competitors may be able to control distribution channels or offer pricing advantages on bundled hardware and software products that we may not be able to offer, and maybe financially positioned to exert significant downward pressure on product prices and upward pressure on promotional incentives in order to gain market share. For additional information, see "Competition” in Item 1 of this Annual Report on Form 10-K.

The full effect of the COVID-19 pandemic is still uncertain and cannot be predicted, and could adversely affect our business, results of operations and financial condition.

COVID-19 has spread rapidly throughout the world, causing volatility and disruption in financial markets, curtailing global economic activity, raising the prospect of an extended global recession, and prompting governments and businesses to take unprecedented measures in response. Such measures have included restrictions on travel and business operations, quarantines and shelter-at-home orders, and often resulted in indefinite business closures. The full effects of the COVID-19 pandemic cannot be predicted as a result of uncertainties, including if and how the extent and rate of the spread continue to fluctuate in different parts of the world, the gravity and transmissibility level of the current and future variants, the availability and effectiveness of treatments and vaccines, and vaccination progress. The impact of different variants cannot be predicted at this time, and could depend on numerous factors, including the effectiveness of COVID-19 vaccines against such variants and the response by governmental bodies and regulators.
The COVID-19 pandemic and the measures taken by many countries in response have contributed to a general slowdown in the global economy and had a mixed effect and could in the future have a mixed or adverse effect on our business and operations, our customers and our partners. We have experienced and may continue to experience disruptions and higher costs in our manufacturing, supply chain and logistics operations and outsourced services, resulting in shortages of our products in our distribution channels and loss of market share and opportunities. We have also incurred additional costs related to business continuity. Most recently, Shanghai, China, began a lockdown in late March 2022 due to another outbreak of COVID-19, resulting in a lockdown of the city, closures of ports and airports, and disruption of commercial activities. If the Shanghai lockdown is extended, including to our Suzhou manufacturing facility, and to other places where our suppliers and partners are located, such measures, depending on their duration, could cause additional negative impact on our business and results of operation.
While we believe that the pandemic has accelerated certain trends that are favorable to us, its effects on the use patterns and demand for our products has been evolving and may lead to increased competition in certain of our product markets. The COVID-19 pandemic also may have the effect of heightening many of the other risks described under this heading “Risk Factors.” We continue to monitor the situation and attempt to take appropriate actions in accordance with the recommendations and requirements of relevant authorities. The full extent of the impact of the COVID-19 pandemic on our business and on our operational and financial performance and condition is still uncertain and will depend on many factors outside our control, including but not limited to the timing, extent, duration and effects of the virus and any of its mutations and variants, the further development and availability of effective treatments and vaccines and the vaccination progress, the imposition of effective public safety and other protective measures, the impact of COVID-19 on the global economy and demand for our products and services, and the impact of the virus on the business, operations and financial condition of our partners and customers. Should the COVID-19 situation or global economic slowdown not improve or worsen, or if our attempts to mitigate its impact on our operations and costs are not successful, our business, results of operations, financial condition and prospects may be adversely affected.

Logitech International S.A. | Fiscal 2022 Form 10-K | 22

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

While our overall distribution relationships are diffuse, in fiscal year 2022 our gross sales were concentrated with three customers - Amazon Inc., Ingram Micro and TD Synnex - and their affiliated entities. We do not have long-term commitments with those customers. If online sales grow as a percentage of overall sales, we expect that we will become even more reliant on Amazon. While we believe that we have good relationships with Amazon, Ingram Micro and TD Synnex, any adverse change in those relationships could have an adverse impact on our results of operations and financial condition.

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
Logitech International S.A. | Fiscal 2022 Form 10-K | 23

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

In addition, market demand remains less predictable and more volatile than pre-COVID-19. As a result, we have experienced in the past and may continue experiencing large differences between our forecasts and actual demand for our products that may result in excess inventory or product unavailability, inventory and restructuring reserves, increases in operational logistics and other costs, damaged relationships with suppliers or customers, opportunities for our competitors, and lost market share and revenue. If we do not accurately predict product demand, our business and operating results could be adversely affected.

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
Logitech International S.A. | Fiscal 2022 Form 10-K | 24

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

We compensate our employees through a combination of salary, bonuses, benefits and equity compensation. Recruiting and retaining skilled personnel, including software and hardware engineers, is highly competitive. The pandemic and hybrid work environment have driven acute competition for talent, increased employee burnout and attrition, increased employment litigation and wage inflation across multiple industries. If we fail to provide competitive compensation to our employees, it will be difficult to retain, hire and integrate qualified employees and contractors, and we may not be able to maintain and expand our business. If we do not retain or maintain the continuity of our senior leaders or other key employees for any reason, including voluntary or involuntary departure, death or permanent or temporary disability (the risk of which has been underscored during the COVID-19 pandemic), we risk losing institutional knowledge, experience, expertise and other benefits of continuity as well as the ability to attract and retain other key employees. In addition, we must carefully balance the size of our employee base with our current infrastructure, management resources and anticipated operating cash flows. If we are unable to manage the size of our employee base, particularly engineers, we may fail to develop and introduce new products successfully and in a cost-effective and timely manner. If our revenue growth or employee levels vary significantly, our operating cash flows and financial condition could be adversely affected. Volatility or lack of positive performance in our stock price may also affect our ability to retain key employees, many of whom have been granted equity incentives. Logitech’s practice has been to provide equity incentives to its employees, but the number of shares available for equity grants is limited. We may find it difficult to provide competitive equity incentives, and our ability to hire, retain and motivate key personnel may suffer.

As we focus on growth opportunities, we are divesting or discontinuing non-strategic product categories and pursuing strategic acquisitions and investments, which could have an adverse impact on our business.

We continue to review our product portfolio and update our non-strategic product categories and products. During the third quarter of fiscal year 2022, we ceased future product launches under the Jaybird brand within our Audio & Wearables product category and during the fourth quarter of fiscal 2021, we discontinued our Harmony line of home entertainment controllers within our Smart Home product category. If we are unable to effect sales on favorable terms or if realignment is more costly or distracting than we expect or has a negative effect on our organization, employees and retention, then our business and operating results may be adversely affected. Discontinuing products with service components may also cause us to continue to incur expenses to maintain services within the product life cycle or may adversely affect our customer and consumer relationships and brand. Divestitures may also involve warranties, indemnification or covenants that could restrict our business or result in litigation, additional expenses or liabilities. In addition, discontinuing product categories, even categories that we consider non-strategic, reduces the size and diversification of our business and causes us to be more dependent on a smaller number of product categories.

As we attempt to grow our business in strategic product categories and emerging market geographies, we will consider growth through acquisition or investment. We will evaluate acquisition opportunities that could provide us with additional product or service offerings or with additional industry expertise, assets and capabilities. For example, we acquired ASTRO Gaming to expand into the console gaming market, we acquired Saitek to expand into the gaming simulation and controller markets, we acquired Blue Microphones to expand into the microphones market, we acquired General Workings, Inc. ("Streamlabs") to expand our software and service capabilities and tools for the streaming market, and we acquired Mevo Inc. to expand our camera hardware and software for live streaming and video conferencing. Acquisitions could result in difficulties integrating acquired operations, products, technology, internal controls, personnel and management teams and result in the diversion of capital and management’s attention away from other business issues and opportunities. If we fail to successfully integrate
Logitech International S.A. | Fiscal 2022 Form 10-K | 25

acquisitions, our business could be harmed. Acquisitions could also result in the assumption of known and unknown liabilities, product, regulatory and other compliance issues, dilutive issuances of our equity securities, the incurrence of debt, disputes over earn-outs or other litigation, and adverse effects on relationships with our and our target’s employees, customers and suppliers. Moreover, our acquisitions may not be successful in achieving our desired strategy, product, financial or other objectives or expectations, which would also cause our business to suffer.

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

•Compliance with increasing amounts of laws and regulations, including environmental, tax, import/export and anti-corruption laws, which vary from country to country, and the European Union legislation, and over time, increasing the costs of compliance and potential risks of non-compliance;

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

Logitech International S.A. | Fiscal 2022 Form 10-K | 26

•Exposure to political and financial instability, especially with the uncertainty associated with the ongoing sovereign debt crisis in certain Euro zone countries and the stability of the European Union, which may lead to reduced sales, currency exchange losses and collection difficulties or other losses;

•Political and economic uncertainty around the world. For example, Russia’s invasion of Ukraine in February 2022 resulted in a sharp increase of commodity prices, sanctions and trade restrictions have been imposed on Russian banks, businesses, and individuals, and the conflict has sparked a massive refugee crisis. This conflict has driven and could continue to drive economic uncertainty, including inflation and restricted component availability, among other things;

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

In addition, the current Chinese administration has imposed an increased volume of regulation creating a more challenging environment for non-Chinese companies operating in the region, including in the areas of intellectual property, trade, contract enforcement, data privacy, capital markets and human rights. As a result, such regulations
Logitech International S.A. | Fiscal 2022 Form 10-K | 27

may have the effect of limiting our growth and market share in China, and disrupting manufacturing and operations in the region.

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

In addition, as a result of Russia’s invasion of Ukraine in February 2022, sanctions and trade restrictions have been imposed on Russia, including banks, businesses, and individuals, by the U.S., the European Union and Switzerland. This conflict has driven and could continue to drive economic uncertainty, including inflation, and component availability, among other things.

Our ongoing efforts to address these risks may not be effective and may have long-term adverse effects on our operations and operating results that we may not be able to reverse. Such efforts may also take time to implement or to have an effect and may result in adverse quarterly financial results or fluctuations in our quarterly financial results. As a result, changes in trade policy and regulations in the United States and other countries as well as changes in trade agreements and tariffs and sanctions imposed on Russia could adversely affect our business, results of operations and financial condition.

Our financial performance is subject to risks associated with fluctuations in currency exchange rates.

A significant portion of our business is conducted in currencies other than the U.S. Dollar. Therefore, we face exposure to movements in currency exchange rates.

Our primary exposure to movements in currency exchange rates relates to non-U.S. Dollar-denominated sales and operating expenses worldwide. For fiscal year 2022, approximately 50% of our revenue was in non-U.S. denominated currencies. The weakening of currencies relative to the U.S. Dollar adversely affects the U.S. Dollar value of our non-U.S. Dollar-denominated sales and earnings. If we raise international pricing to compensate, it could potentially reduce demand for our products, adversely affecting our sales and potentially having an adverse impact on our market share. Margins on sales of our products in non-U.S. Dollar-denominated countries and on sales of products that include components obtained from suppliers in non-U.S. Dollar-denominated countries could be adversely affected by currency exchange rate fluctuations. In some circumstances, for competitive or other reasons, we may decide not to raise local prices to fully offset the U.S. Dollar’s strengthening, which would adversely affect the U.S. Dollar value of our non-U.S. Dollar-denominated sales and earnings. Competitive conditions in the markets in which we operate may also limit our ability to increase prices in the event of fluctuations in currency exchange rates. Conversely, strengthening of currency rates may also increase our product component costs and other expenses denominated in those currencies, adversely affecting operating results. We further note that a larger portion of our sales than of our expenses are denominated in non-U.S. denominated currencies.

We use derivative instruments to hedge certain exposures to fluctuations in currency exchange rates. The use of such hedging activities may not offset any, or more than a portion, of the adverse financial effects of unfavorable
Logitech International S.A. | Fiscal 2022 Form 10-K | 28

movements in currency exchange rates over the limited time the hedges are in place and do not protect us from long term shifts in currency exchange rates.

As a result, fluctuations in currency exchange rates could and have in the past adversely affect our business, operating results and financial condition. Moreover, these exposures may change over time.

We are subject to risks related to our environmental, social and governance activities and disclosures.

Concern over climate change may result in new or additional legal, legislative and regulatory requirements to reduce or mitigate the effects of climate change on the environment, which could result in future tax, transportation and other cost increases that could adversely affect our business. Compliance with such requirements could also require additional expenditures by us or our suppliers, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

In addition, ESG reporting and disclosure requirements continue to evolve, with increasing global regulation and heightened investor expectations. Companies must develop an expanded set of metrics and measures, data collection and processing, controls, and reporting processes in order to meet regulatory requirements and stakeholder expectations. Failure to promptly and accurately meet these expectations and requirements may result in reputational and brand damage, regulatory penalties and litigation among other things.

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
Logitech International S.A. | Fiscal 2022 Form 10-K | 29

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP") which are subject to interpretation or changes by the Financial Accounting Standard Board ("FASB"), the SEC and other various bodies formed to promulgate and interpret appropriate accounting principles. New accounting pronouncements and changes in accounting principles have occurred in the past and are expected to occur in the future which may have a significant effect on our financial results or our compliance with regulations.

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

We are incorporated in the canton of Vaud in Switzerland, and our effective income tax rate benefited from a longstanding ruling from the canton of Vaud through December 31, 2019. As a result of the Federal Act on the Tax Reform and AHV Financing (“TRAF”), the canton of Vaud enacted tax reforms on March 10, 2020 that took effect as of January 1, 2020. As a result of the reform, Logitech will incur cash income taxes that will increase over time as the deferred income tax benefit established in connection with the reform diminishes. The canton’s tax authority is primarily delegated by the Swiss federal government and its implementation of TRAF in general or with respect to Logitech is subject to Swiss federal review and challenge. Implementation of any material change in tax laws or policies or the adoption of new interpretations of existing tax laws and rulings, or termination or replacement of our tax arrangements with the canton of Vaud, by Switzerland or the canton of Vaud could result in a higher effective income tax rate, or a decreased tax asset, a charge to earnings and an accelerated pace of increase in our effective income tax rate, or a combination of such impacts, on our worldwide earnings and any such change will adversely affect our net income. Changes in our effective income tax rate may also make it more difficult to compare our net income and earnings per share between periods.

We operate in multiple jurisdictions and our profits are taxed pursuant to the tax laws of these jurisdictions. Our effective income tax rate may be affected by changes in or interpretations of tax laws, treaties, rulings, regulations or agreements in any given jurisdiction, or changes in international tax reform by the Organization for Economic Co-operation and Development and similar organizations, utilization of net operating loss and tax credit carryforwards, changes in geographical allocation of income and expense, and changes in management’s assessment of matters such as the realizability of deferred tax assets. In the past, we have experienced fluctuations in our effective income tax rate. Our effective income tax rate in a given fiscal year reflects a variety of factors that may not be present in the succeeding fiscal year or years. There is no assurance that our effective income tax rate will not change in future periods.

We file Swiss and foreign tax returns. We are frequently subject to tax audits, examinations and assessments in various jurisdictions. If any tax authority successfully challenges our operational structure, intercompany pricing policies or the taxable presence of our key subsidiaries in certain countries, if the terms of certain income tax treaties are interpreted in a manner that is adverse to our structure, or if we lose a material tax dispute in any country, our effective income tax rate could increase. For example, policy changes in Switzerland, the United States or China predicated on our presence in those countries could adversely affect where we recognize profit and our effective income tax rate. A material assessment by a governing tax authority could adversely affect our profitability. If our effective income tax rate increases in future periods, our net income and cash flows could be adversely affected.

Risks Related to Cyber Security, Privacy, and Intellectual Property

Significant disruptions in, or breaches in security of, our websites, or information technology systems, or our products could adversely affect our business.

As a consumer electronics company, our websites are an important presentation of our company, identity and brands and an important means of interaction with and source of information for consumers of our products. We also rely on our centralized information technology systems for product-related information and to store intellectual property, forecast our business, maintain financial records, manage operations and inventory, and operate other critical functions. We allocate significant resources to maintain our information technology systems and deploy network security, data encryption, training and other measures to protect against unauthorized access or misuse. Nevertheless, our websites and information technology systems have been and could continue to be subject to or
Logitech International S.A. | Fiscal 2022 Form 10-K | 30

threatened with, and are susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, structural or operational failures, computer viruses, attacks by computer hackers, other data security issues, telecommunication failures, user error, malfeasance, catastrophes, system or software upgrades, integration or migration, or other foreseeable and unforeseen events. From time to time, we and our suppliers have identified vulnerabilities or other issues that we believe have been addressed, and we expect such issues to continue to arise. None of such disruptions or issues has individually or in the aggregate resulted in security incidents with a material impact on us. Moreover, due to the COVID-19 pandemic, there is an increased risk that we may experience security breach related incidents as a result of our employees, service providers, and third parties working remotely on less secure systems. In addition, our growth, and increased frequency and sophistication of cyber and product security attacks may increase the likelihood of the Company becoming a target of increasingly complex and damaging attacks that substantially disrupt operations and expose sensitive data. Further, the U.S. Cybersecurity and Infrastructure Security Agency and the European Central Bank have both issued warnings about potential Russian cyberattacks as a result of Russia’s invasion of Ukraine and sanctions imposed on Russia. Breaches or disruptions of our websites or information technology systems, breaches of confidential information, data corruption or other data security issues could adversely affect our brands, reputation, relationships with customers or business partners, or consumer or investor perception of our company, business or products or result in disruptions of our operations, loss of intellectual property or our customers’ or our business partners’ data, reduced value of our investments in our brands, design, research and development or engineering, or costs to address regulatory inquiries or actions or private litigation, to respond to customers or partners or to rebuild or restore our websites or information technology systems.

The collection, storage, transmission, use and distribution of user data could give rise to liabilities and additional costs of operation as a result of laws, governmental regulation and risks of data breaches and security incidents.

In connection with our operations, we collect personal data, including that of our consumers. This information is increasingly subject to legislation, regulations and enforcement in numerous jurisdictions around the world. Global data privacy regulation is increasingly fragmented, with increasing enforcement efforts and penalties. Such fragmentation requires more complex and costly compliance structures, while heightened enforcement increases the cost and reputational risk associated with even minor compliance errors.

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
Logitech International S.A. | Fiscal 2022 Form 10-K | 31

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
Logitech International S.A. | Fiscal 2022 Form 10-K | 32

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

Logitech International S.A. | Fiscal 2022 Form 10-K | 33

We cannot ensure that our current share repurchase program will be fully utilized or that it will enhance long-term shareholder value. Share repurchases may also increase the volatility of the trading price of our shares. We similarly cannot ensure that we will continue to increase our dividend payments or to pay dividends at all. Share repurchases and dividends diminish our cash reserves.

In April 2021, our Board of Directors increased our current repurchase program of our registered shares to $1.0billion. We have also paid cash dividends and increased the size of our dividend, each year since fiscal year 2013. Our share repurchase program and dividend policy may be affected by many factors, including general business and economic conditions, our financial condition and operating results, our views on potential future capital requirements, restrictions imposed in any future debt agreements, the emergence of alternative investment or acquisition opportunities, changes in our business strategy, legal requirements, changes in tax laws, and other factors. Our share repurchase program does not obligate us to repurchase all or any of the dollar value of shares authorized for repurchase. The program could also increase the volatility of the trading price of our shares. Similarly, we are not obligated to pay dividends on our registered shares. Under Swiss law, we may only pay dividends upon the approval of a majority of our shareholders, which is under the discretion of and generally follows a recommendation by our Board of Directors that such a dividend is in the best interests of our shareholders. There can be no assurance that our Board of Directors will continue to recommend, or that our shareholders will approve, dividend increases or any dividend at all. If we do not pay a regular dividend, we may lose the interest of investors that focus their investments on dividend-paying companies, which could create downward pressure on our share price. Any announcement of termination or suspension of our share repurchase program or dividend may result in a decrease in our share price. The share repurchase program and payment of cash dividends could also diminish our cash reserves that may be needed for investments in our business, acquisitions or other purposes. Without dividends, the trading price of our shares must appreciate for investors to realize a gain on their investment.

Logitech International S.A. | Fiscal 2022 Form 10-K | 34

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Our headquarters is located in Lausanne, Switzerland, where we occupy approximately 50,500 square feet under a lease that expires in July 2025. Our principal corporate and administrative offices, which includes our headquarters in Lausanne, Switzerland, and corporate offices in Newark, California and Hsinchu, Taiwan, together make up approximately 286,000 square feet of leased space. Both our Lausanne, Switzerland and Newark, California locations serve our research and development, product marketing, sales management, technical support and administrative functions. Our Hsinchu, Taiwan location serves our mechanical engineering, process engineering, manufacturing support, quality assurance, design, research and development, and administrative functions. We maintain marketing and channel support offices in approximately 80 locations and over 40 countries, with lease expiration dates from 2022 to 2031.
As of March 31, 2022, the majority of our properties are leased; however, we also own some of the manufacturing units and employee dormitories in Suzhou, China, from which we occupy approximately 720,000 square feet. We anticipate no difficulty in extending the leases of our facilities or obtaining comparable facilities in suitable locations. We also contract with various third-party distribution centers in North America, South America, Europe and Asia Pacific for additional warehouses in which we store inventory.

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
ITEM 4.    MINE SAFETY DISCLOSURES
None.
Logitech International S.A. | Fiscal 2022 Form 10-K | 35

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Logitech's shares are listed and traded on both the SIX Swiss Exchange, where the share price is denominated in Swiss francs and on the Nasdaq Global Select Market, where the share price is denominated in U.S. Dollars. The trading symbol for Logitech shares is LOGN on the SIX Swiss Exchange and LOGI on the Nasdaq Global Select Market. As of May 4, 2022, there were 173,106,620 shares issued (including 8,422,457 shares held as treasury stock) held by 43,886 holders of record, and the closing price of our shares was CHF 61.32 ($62.71 based on exchange rates on such date) per share on the SIX Swiss Exchange and $65.88 per share as reported by the Nasdaq Global Select Market.
Dividends
Under Swiss law, a corporation may only pay dividends upon a vote of its shareholders. This vote typically follows the recommendation of the corporation's Board of Directors. In May 2022, the Board of Directors recommended that the Company increase the cash dividend per share for fiscal year 2022 by 10% to approximately CHF 0.96 per share (approximately $1.04 per share based on the exchange rate on March 31, 2022). Based on our shares outstanding, net of treasury shares, as of March 31, 2022 (165,252,020 shares), this would result in an aggregate gross dividend of approximately CHF 159.0 million (approximately $172.1 million based on the exchange rate on March 31, 2022). This amount may vary based on the number of shares outstanding, net of treasury shares, as of the record date for the dividend, but will not exceed approximately CHF 166.5 million (based on our shares currently issued or 173,106,620 shares). This recommendation will be voted on by our shareholders at the Company’s Annual General Meeting in September 2022.
On September 8, 2021, Logitech's shareholders approved a cash dividend payment of CHF 147.0 million out of retained earnings to Logitech's shareholders who owned shares on September 21, 2021. Eligible shareholders were paid CHF 0.87 per share ($0.95 per share in U.S. Dollars), totaling $159.4 million in U.S. Dollars on September 22, 2021. On September 9, 2020, Logitech's shareholders approved a cash dividend payment of CHF 134.0 million out of retained earnings to Logitech shareholders who owned shares on September 21, 2020. Eligible shareholders were paid CHF 0.79 per share ($0.87 per share in U.S. Dollars), totaling $146.7 million in U.S. Dollars on September 22, 2020.
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
Logitech International S.A. | Fiscal 2022 Form 10-K | 36

Share Repurchases
In fiscal year 2022, the following approved share repurchase program was in place (in thousands):

Share Repurchase Program	Approved Shares	Approved Amounts (1)
May 2020	17,311	$1,000,000
(1) In April 2021, our Board of Directors approved an increase of $750.0 million of the 2020 share repurchase program, to an aggregate amount of $1.0 billion. The Swiss Takeover Board approved this increase and it became effective on May 21, 2021.
The following tables present certain information related to purchases made by Logitech of its equity securities under its publicly announced share repurchase programs (in thousands, except per share amounts):

		Weighted Average Price Per Share		Remaining Amount that May Yet Be Repurchased under the Program
During Fiscal Year Ended	Shares Repurchased**	CHF (LOGN)	USD (LOGI)
March 31, 2020 *	1,251	38.91	—	$137,386
March 31, 2021	1,845	81.35	89.20	$85,382
March 31, 2022	4,607	82.15	89.36	$423,696
* The 2017 share repurchase program expired in April 2020 and the unused amount was forfeited.
** All shares were repurchased on the SIX in fiscal year 2020. In fiscal year 2021, 969 thousand shares were repurchased on the SIX and 876 thousand shares on NASDAQ. In fiscal year 2022, 3,921 thousand shares were repurchased on the SIX and 686 thousand shares on NASDAQ.

	Total Number of Shares Repurchased	Weighted Average Price Paid Per Share		Remaining Amount that May Yet Be Repurchased under the Program
During the three months ended March 31, 2022		CHF (LOGN)	USD (LOGI)
Month 1
January 1, 2022 to January 28, 2022
SIX	449	75.01	—	$508,293
Nasdaq	63	—	82.15	503,093
Month 2
January 29, 2022 to February 25, 2022
SIX	379	72.93	—	473,171
Month 3
February 26, 2022 to March 31, 2022
SIX	652	67.77	—	425,692
Nasdaq	29	—	69.55	423,696
	1,572	71.33	77.20	$423,696
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
Logitech International S.A. | Fiscal 2022 Form 10-K | 37

The following graph compares the cumulative total stockholder return on our shares, the Nasdaq Composite Index, and the S&P 500 Information and Technology Index. The graph assumes that $100 was invested in our LOGI shares, the Nasdaq Composite Index and the S&P 500 Information and Technology Index on March 31, 2017 and calculates the annual return through March 31, 2022. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Comparison of 5 year cumulative total return*
$400
$300
$200
$100
$0
03/17
03/18
03/19
03/20
03/21
03/22
Logitech
Nasdaq Composite Index
S&P 500 Information and Technology Index

________________________________________

*$100 invested on March 31, 2017, in stock or index, including reinvestment of dividends.
Fiscal year ending March 31.
Copyright© 2022 Standard & Poor's, a division of S&P Global. All rights reserved.

	March 31,
	2017	2018	2019	2020	2021	2022
Logitech	$100	$117	$126	$139	$341	$242
Nasdaq Composite Index	$100	$121	$134	$135	$233	$252
S&P 500 Information and Technology Index	$100	$128	$147	$163	$271	$328

ITEM 6. (Reserved)

Logitech International S.A. | Fiscal 2022 Form 10-K | 38

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
Our products participate primarily in four large market opportunities: Creativity & Productivity, Gaming, Video Collaboration and Music. We sell our products to a broad network of domestic and international customers, including direct sales to retailers, e-tailers and enterprise customers, and indirect sales through distributors. Our worldwide channel network includes consumer electronics distributors, retailers, e-tailers, mass merchandisers, specialty stores, computer and telecommunications stores, value-added resellers and online merchants. We primarily sell our services directly to end customers.
From time to time, we may seek to partner with or acquire, when appropriate, companies that have products, personnel, and technologies that complement our strategic direction. For example, in February 2021, we acquired Mevo Inc. ("Mevo") to complement our PC webcams portfolio and enable us to offer end-to-end solution for streaming and content creation, and in October 2019, we acquired General Workings, Inc. ("Streamlabs") to complement our Gaming portfolio (see Note 3 to the consolidated financial statements). We continually review our product offerings and our strategic direction in light of our profitability targets, competitive conditions, changing consumer trends and the evolving nature of the interface between the consumer and the digital world.
Impacts of COVID-19 to Our Business
In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the world. The spread of COVID-19 has caused public health officials to recommend precautions to mitigate the spread of the virus and, in certain markets in which we operate, government authorities have from time to time issued orders that require the closure of or restrictions on non-essential businesses and people to be quarantined or to shelter-at-home. The ongoing COVID-19 pandemic has curtailed global economic activity, caused volatility and disruption in global financial and commercial markets, and is likely to continue to cause uncertainty for an indeterminate amount of time. While most of our offices have at least partially reopened or will be reopening in the near future, we are conducting our business with substantial modifications, such as employee remote work in many non-manufacturing facilities and travel limitations, among other changes. We are continuing to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities in the countries in which we operate, or that we determine are in the best interest of our employees, customers, partners, suppliers or shareholders.
Since the outbreak of COVID-19 in early 2020 we experienced disruptions to our supply chain and logistics, inventory constraints, and increased logistics costs, as we attempted to address the effects of the COVID-19 pandemic. At the same time, due to the shelter-at-home requirements or other restrictions in many countries, there was an acceleration of work-from-anywhere, learn-from-anywhere, gaming, video collaboration and streaming trends and high demand and consumption of certain of our products that led to increased sales and operating income. While we continued to experience increased sales in fiscal year 2022 compared to fiscal year 2021, we also experienced supply and demand volatility, as the COVID-19 pandemic and related safety measures and restrictions have evolved differently across the world. Further, the demand volatility has led to, and could continue to lead to in the future, higher promotions and marketing expenses, or excess inventories, or both, which could have an adverse impact on our results of operations.
Logitech International S.A. | Fiscal 2022 Form 10-K | 39

In addition, the COVID-19 pandemic has resulted in, and could continue to result in, industry-wide global supply chain challenges, including manufacturing, transportation and logistics. We purchase certain products and key components from a limited number of sources, and depend on the supply chain, including freight, to receive components, transport finished goods and deliver our products across the world. While we proactively manage our supply chain, we expect to continue to be impacted by higher logistics and component costs, prolonged delays, and challenges with component availability. Most recently, Shanghai, China, began a lockdown in late March 2022 due to another outbreak of COVID-19, resulting in a lockdown of the city, closures of ports and airports, and disruption of commercial activities, further constraining our supply chain. If the Shanghai lockdown is extended, including to our Suzhou manufacturing facility, and to other places where our suppliers and partners are located, such measures, depending on their duration, could cause additional negative impact on our business and results of operations.
It is still difficult to predict the progression, the duration and all of the effects of COVID-19, how business restrictions and shelter-at-home guidelines will continue evolving on a global basis, how consumer demand, supply chain challenges, including inventory and logistical effects and costs, may change over time, and the impact on our future sales and results of operations. The full extent of the impact of the COVID-19 pandemic on our business and our operational and financial performance remains uncertain and will depend on many factors outside our control. For additional information, see "Liquidity and Capital Resources" below and Item 1A "Risk Factors," including under the caption "The full effect of the COVID-19 pandemic is still uncertain and cannot be predicted, and could adversely affect our business, results of operations and financial condition.", "If we do not successfully coordinate the worldwide manufacturing and distribution of our products, we could lose sales” and “We purchase key components and products from a limited number of sources, and our business and operating results could be adversely affected if supply were delayed or constrained or if there were shortages of required components.”
Impacts of Macroeconomic and Geopolitical Conditions on our Business
Adverse macroeconomic conditions, including but not limited to inflation, slower growth or recession, new or increased tariffs, changes to fiscal and monetary policy, higher interest rates and currency fluctuations could adversely affect demand for our products. In addition, in February 2022, Russia invaded Ukraine resulting in, among other things, broad economic sanctions being imposed on Russia, which has further increased existing global supply chain, logistics, and inflationary challenges. Such global or regional economic and political conditions may also have a significant impact on our suppliers, contract manufacturers, logistics providers, and distributors, causing increases in cost of materials. Furthermore, these conditions may lead to price increases in certain of our product markets. Price increases may not successfully offset cost increases or may cause us to lose market share and in turn adversely impact our operations.
In the fourth quarter of fiscal year 2022, we indefinitely ceased all sales and shipments to Russia. Our sales in Ukraine have also been halted due to the ongoing military operations on the Ukrainian territory. Our business in Russia and Ukraine were not material to our results and accounted for approximately 2% of total revenue for fiscal year 2022.
For additional information, see item 1A "Risk Factors," including under the caption “We purchase key components and products from a limited number of sources, and our business and operating results could be adversely affected if supply were delayed or constrained or if there were shortages of required components,” “Our principal manufacturing operations and third-party contract manufacturers are located in China and Southeast Asia, which exposes us to risks associated with doing business in that geographic area as well as potential tariffs, adverse tax consequences and pressure to move or diversify our manufacturing locations” and “If we do not accurately forecast market demand for our products, our business and operating results could be adversely affected.”
Summary of Financial Results
Our total sales for fiscal year 2022 increased 4% compared to fiscal year 2021, primarily driven by growth in sales in Gaming, Keyboards & Combos, and Pointing Devices, partially offset by a decline in sales of Tablet & Other Accessories, Audio & Wearables, and Video Collaboration.
Sales for fiscal year 2022 increased 5% and 10% in the Americas and Asia Pacific, respectively, and declined 1% in EMEA, compared to fiscal year 2021.
Gross margin for fiscal year 2022 decreased by 320 basis points to 41.3%, compared to fiscal year 2021, due to increased promotional spending, higher reserves for excess inventories, and higher material and logistic costs, partially offset by favorable impacts from product mix and changes in currency exchange rates.
Logitech International S.A. | Fiscal 2022 Form 10-K | 40

Operating expenses for fiscal year 2022 were $1,489.0 million, or 27.2% of sales, compared to $1,187.6 million, or 22.6% of sales, for fiscal year 2021. The increase in operating expenses was primarily driven by $195.6 million higher third-party costs to support our long-term growth opportunities and branding development as well as $124.6 million higher personnel-related costs due to additional headcount across departments to support business growth. These increases were partially offset by a $30 million contribution into a charitable donor advised fund in fiscal year 2021 to support our social giving strategies.
Included in the income tax provision of $131.3 million and $200.9 million in fiscal year 2022 and 2021 was $88.7 million and $152.6 million, respectively, of tax expense from Switzerland that reflects the post enactment of the Tax Reform and AHV Financing (“TRAF") by the canton of Vaud. TRAF was enacted in the fourth quarter of fiscal year 2020 and took effect as of January 1, 2020.
Net income for fiscal year 2022 was $644.5 million, compared to $947.3 million for fiscal year 2021.
Trends in Our Business
Our products participate primarily in four large multi-category market opportunities, including Creativity & Productivity, Gaming, Video Collaboration and Music. The following discussion represents key trends specific to our market opportunities.
Trends Specific to Our Market Opportunities
Creativity & Productivity: In the past few years, new PC shipments were strong due to work-from-home and learn-from-home trends. We believe that innovative PC peripherals, such as our mice and keyboards, can renew the PC usage experience and help improve the productivity and engagement of remote work and learning, thus providing growth opportunities. Hybrid work culture will also greatly expand the number of new workspaces to which we can attach our PC peripherals. Increasing adoption of various cloud-based applications has led to multiple unique consumer use cases, which we are addressing with our innovative product portfolio and a deep understanding of our customer base. The popularity of streaming coupled with work-from-home trends, provide growth opportunities for our webcam products as well as other products in our portfolio. Smaller mobile computing devices, such as tablets, have created new markets and usage models for peripherals and accessories. We offer a number of products to enhance the use of mobile devices, including a combo backlit keyboard case with trackpad for the iPad.
Gaming: The PC gaming and console gaming platforms continue to show strong structural growth opportunities as online gaming, multi-platform experiences, and esports gain greater popularity and gaming becomes more social. We expect gaming will increasingly become one of the largest participant and spectator sports in the world. We believe Logitech is well positioned to benefit from the overall gaming market growth. In addition, our acquisition of Streamlabs provides a solid platform to deliver recurring services and subscriptions to gamers and streamers.
Video Collaboration: The near and long-term structural growth opportunities in the video collaboration market continue to be strong as commercial and consumer adoption of video has seen substantial growth since the start of the COVID-19 pandemic. Video meetings continue to be an opportunity as companies want lower-cost, cloud-based solutions that can provide their employees with the ability to work from anywhere. We are continuing our efforts to create and sell innovative products to accommodate the increasing demand from home offices and small-size meeting rooms, such as huddle rooms, to medium and large-sized meeting rooms. We will continue to invest in the development of select business-specific products (both hardware and software), targeted product marketing and sales channel development. The digitization of learning and hybrid learning environments have also created demand and growth opportunities in the education market.
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
Logitech International S.A. | Fiscal 2022 Form 10-K | 41

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
Capitalization and amortization of research and development expenses in the U.S.
Pursuant to the Tax Cuts and Jobs Act of 2017, research and development expenses are required to be capitalized and amortized over five years for U.S. tax purposes if the research and development activities are performed in the U.S, effective for tax year beginning after December 31, 2021. Absent a change in legislation, the provision is effective for us beginning in fiscal year 2023 which will delay the deductibility of research and development expenses. Cash tax payments in the U.S. are expected to increase beginning in fiscal year 2023.
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
We base our estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Although these estimates are based on management's best knowledge of current events and actions that may impact us in the future, actual results could differ from those estimates. Management has discussed the development, selection and disclosure of these critical accounting estimates with the Audit Committee of the Board of Directors.
We believe the following accounting estimates are most critical to our business operations and to an understanding of our financial condition and results of operations and reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements.
Accruals for Customer Programs and Product Returns
We record accruals for cooperative marketing, customer incentive, pricing programs ("Customer Programs") and product returns. The estimated cost of these programs is usually recorded as a reduction of revenue. Significant management judgments and estimates must be used to determine the cost of these programs in any accounting period. Customer Programs require management to estimate the percentage of those programs that will not be claimed in the current period or will not be earned by customers, which is commonly referred to as "breakage." Breakage is estimated based on historical claim experience, the period in which the claims are expected to be submitted, specific terms and conditions with customers, and other factors. If we receive a separately identifiable benefit from a customer and can reasonably estimate the fair value of that benefit, the cost of the Customer Programs is recognized in operating expenses.
Customer Incentive Programs.    Customer incentive programs include performance-based incentives and consumer rebates. We offer performance-based incentives to our customers and indirect partners based on pre-
Logitech International S.A. | Fiscal 2022 Form 10-K | 42

determined performance criteria. Consumer rebates are offered from time to time at our discretion for the primary benefit of end-users. Customer incentive programs are considered variable consideration, which we estimate and record as a reduction to revenue at the time of sale based on negotiated terms, historical experiences, forecasted incentives, the anticipated volume of future purchases, and inventory levels in the channel.
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
Logitech International S.A. | Fiscal 2022 Form 10-K | 43

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
Logitech International S.A. | Fiscal 2022 Form 10-K | 44

References to Sales
The term “sales” means net sales, except as otherwise specified and the sales growth discussion and sales growth rate percentages are in U.S. Dollars, except as otherwise specified.
Results of Operations
In this section, we discuss the results of our operations for the year ended March 31, 2022 compared to the year ended March 31, 2021. For a discussion of the year ended March 31, 2021 compared to the year ended March 31, 2020, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K filed with the SEC on May 12, 2021.
Net Sales
Our sales in fiscal year 2022 increased 4%, compared to fiscal year 2021. The increase in sales was primarily driven by growth in sales in Gaming, Keyboards & Combos, and Pointing Devices, partially offset by a decline in sales of Tablet & Other Accessories, Audio & Wearables, and Video Collaboration. Our sales growth in fiscal year 2022 was driven by continued demand from hybrid work trends and popularity of esports and social gaming, partially offset by the negative impacts from higher promotions and industry-wide supply chain challenges, including supply availability and logistics delays. If currency exchange rates had been constant in 2022 and 2021, our constant currency sales growth rate would have remained at 4%.
Sales Denominated in Other Currencies
Although our financial results are reported in U.S. Dollars, a portion of our sales was generated in currencies other than the U.S. Dollar, such as the Euro, Chinese Renminbi, Japanese Yen, Australian Dollar, Canadian Dollar, Pound Sterling and New Taiwan Dollar. For the years ended March 31, 2022 and 2021, approximately 50% and 52%, respectively, of our sales were denominated in currencies other than the U.S. Dollar.
Sales by Region
The following table presents the change in sales by region for fiscal year 2022 compared with fiscal year 2021:

	2022 vs. 2021
	Sales Growth Rate	Sales Growth Rate in Constant Currency
Americas	5%	4%
EMEA	(1)	—
Asia Pacific	10	9
Americas:
The increase in sales in the Americas region for fiscal year 2022, compared to fiscal year 2021, was primarily driven by growth in sales of Video Collaboration, Keyboards & Combos, Gaming, and Tablet & Other Accessories, partially offset by declines in sales of Audio & Wearables and Mobile Speakers.
EMEA:
The decrease in sales in the EMEA region for fiscal year 2022, compared to fiscal year 2021, was primarily driven by decline in sales of Video Collaboration, Audio & Wearables, and PC Webcams, partially offset by growth in sales of Gaming, Keyboards & Combos, Pointing Devices, and Tablets & Other Accessories.
Asia Pacific:
The increase in sales in the Asia Pacific region for fiscal year 2022, compared to fiscal year 2021, was primarily driven by growth in sales of a majority of our product categories, partially offset by decline in sales of Tablet & Other Accessories.
Logitech International S.A. | Fiscal 2022 Form 10-K | 45

Sales by Product Categories
Sales by product categories for fiscal years 2022 and 2021 were as follows (Dollars in thousands):

	Years Ended March 31,		Change
	2022	2021	2022 vs. 2021
Pointing Devices	$781,108	$680,907	15%
Keyboards & Combos	967,301	784,488	23
PC Webcams	403,651	439,865	(8)
Tablet & Other Accessories	310,123	384,301	(19)
Gaming (1)	1,451,883	1,239,005	17
Video Collaboration	997,164	1,044,935	(5)
Mobile Speakers	149,782	174,895	(14)
Audio & Wearables	401,424	468,776	(14)
Smart Home	18,463	34,394	(46)
Other (2)	202	713	(72)
Total Sales	$5,481,101	$5,252,279	4%
(1) Gaming includes streaming services revenue generated by Streamlabs.
(2) Other includes products that we phased out because they are no longer strategic to our business.
Sales by Product Categories:
Creativity & Productivity market:
Pointing Devices
Our Pointing Devices category comprises PC- and Mac-related mice including trackballs, touchpads and presentation tools.
During fiscal year 2022, Pointing Devices sales increased 15%, compared to fiscal year 2021, primarily driven by the increase in sales for cordless and corded mice.
Keyboards & Combos
Our Keyboards & Combos category comprises PC keyboards, keyboard/mice combo products, and living room keyboards.
During fiscal year 2022, Keyboards & Combos sales increased 23%, compared to fiscal year 2021, driven by increases in sales of cordless and corded keyboards and keyboard/mice combos.
PC Webcams
Our PC Webcams category comprises PC-based webcams targeted primarily at consumers, including streaming cameras.
During fiscal year 2022, PC Webcams sales decreased 8%, compared to fiscal year 2021, primarily driven by decline in sales of 1080P PRO Webcam, HD Pro Webcam 920, Streamcam, partially offset by an increase in sales of Mevo Video Cameras.
Tablet & Other Accessories
Our Tablet & Other Accessories category primarily comprises keyboards for tablets.
During fiscal year 2022, Tablet & Other Accessories sales decreased 19%, compared to fiscal year 2021, primarily driven by decline in sales of Rugged Folio and Slim Folio Products, partially offset by sales of Combo Touch for iPad Pro 12.9-inch, introduced in the second quarter of fiscal year 2022, Combo Touch for iPad Pro 11-inch and Combo Touch for iPad Air, introduced in the first quarter of fiscal year 2022.
Logitech International S.A. | Fiscal 2022 Form 10-K | 46

Gaming market:
Gaming
Our Gaming category comprises gaming mice, keyboards, headsets, gamepads, steering wheels, simulation controllers, console gaming headsets, console gaming controllers, and Streamlabs services.
During fiscal year 2022, Gaming sales increased 17%, compared to fiscal year 2021, primarily driven by strong performance in nearly all of our Gaming sub-categories, including our gaming mice, gaming steering wheels, and gaming headsets, partially offset by a decline in the sales of our console gaming headsets and console gaming controllers.
Video Collaboration market:
Video Collaboration
Our Video Collaboration category includes Logitech’s ConferenceCams, which combine affordable enterprise-quality audio and high definition 4K video to bring video conferencing to businesses of any size, as well as webcams and headsets that turn any desktop into an instant collaboration space.
During fiscal year 2022, Video Collaboration sales decreased 5%, compared to fiscal year 2021, primarily driven by the decline in sales of webcams and headsets, partially offset by the increase in sales of conference peripherals.
Music market:
Mobile Speakers
Our Mobile Speakers category is made up entirely of Bluetooth wireless speakers.
During fiscal year 2022, Mobile Speakers sales decreased 14%, compared to fiscal year 2021, primarily due to a decline in sales of most of our Mobile Speaker sub-categories, partially offset by an increase in sales of our Boom 3 speakers.
Audio & Wearables
Our Audio & Wearables category comprises PC speakers, PC headsets, in-ear headphones, premium wireless audio wearables and studio-quality Blue Microphones for professionals and consumers.
During fiscal year 2022, Audio & Wearables sales decreased 14%, compared to fiscal year 2021, primarily due to the decrease in sales of Blue Microphone products, cordless headsets and Jaybird products, partially offset by an increase in sales of our Ultimate Ears custom and wireless headsets.
In the third quarter of fiscal year 2022, we made a decision to cease future product launches under the Jaybird brand, but plan to continue developing wireless audio products such as Ultimate Ears.
Smart Home market:
Smart Home
Our Smart Home category is mainly comprised of our Harmony line of advanced home entertainment controllers and home security cameras.
During fiscal year 2022, Smart Home sales decreased 46%, compared to fiscal year 2021. In the fourth quarter of fiscal year 2021, we made the decision to discontinue manufacturing and selling our Harmony line of advanced home entertainment controllers as the way people consume content has shifted to streaming services across multiple screens. Fiscal year 2022 included sales of remaining Harmony products in inventory. We continue to sell our Circle home security cameras within the Smart Home product category.
Logitech International S.A. | Fiscal 2022 Form 10-K | 47

Gross Profit
Gross profit for fiscal years 2022 and 2021 was as follows (Dollars in thousands):

	Years Ended March 31,
	2022	2021	Change
Net sales	$5,481,101	$5,252,279	4.4%
Gross profit	$2,263,006	$2,335,735	(3.1)%
Gross margin	41.3%	44.5%
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
Gross margin decreased by 320 basis points to 41.3% during fiscal year 2022, compared to fiscal year 2021. The decrease in gross margin was primarily due to increased promotional spending, higher reserves for excess inventories, higher material costs and logistic costs, partially offset by favorable impacts from a shift in product mix and currency exchange rates. The higher material costs were due to industry-wide supply chain challenges and supply availability.
Operating Expenses
Operating expenses for fiscal years 2022 and 2021 were as follows (Dollars in thousands):

	Years Ended March 31,
	2022	2021
Marketing and selling	$1,025,899	$770,284
% of sales	18.7%	14.7%
Research and development	291,844	226,023
% of sales	5.3%	4.3%
General and administrative	148,648	166,577
% of sales	2.7%	3.2%
Amortization of intangible assets and acquisition-related costs	16,947	19,064
% of sales	0.3%	0.4%
Impairment of intangible assets	7,000	—
% of sales	0.1%	—%
Change in fair value of contingent consideration for business acquisition	(3,509)	5,716
% of sales	(0.1)%	0.1%
Restructuring charges (credits), net	2,165	(54)
% of sales	—%	—%
Total operating expenses	$1,488,994	$1,187,610
% of sales	27.2%	22.6%
The increase in total operating expenses during fiscal year 2022, compared to fiscal year 2021, was mainly due to increases in marketing and selling expenses, research and development expenses, impairment of intangible assets and restructuring charges related to the Jaybird exit, partially offset by decrease in general and administrative expenses and change in fair value of contingent consideration for business acquisition.
Marketing and Selling
Marketing and selling expenses consist of personnel and related overhead costs, corporate and product marketing, promotions, advertising, trade shows, technical support for customer experiences and facilities costs.
During fiscal year 2022, marketing and selling expenses increased $255.6 million, compared to fiscal year 2021. The higher expenses were primarily related to increases of $172.8 million in third-party costs and
Logitech International S.A. | Fiscal 2022 Form 10-K | 48

$73.5 million in personnel-related costs. The increase in third-party costs was primarily due to increased marketing and advertising spend to support our investment in brand awareness and consideration. The higher personnel spend was driven by increased headcount to support business growth and go-to-market expansion.
Research and Development
Research and development expenses consist of personnel and related overhead costs for contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.
During fiscal year 2022, research and development expenses increased $65.8 million, compared to fiscal year 2021. The increases were primarily driven by $39.9 million of additional personnel-related costs due to increased headcount to support our investment in innovation. Higher third-party costs of $18.2 million also contributed to the growth in research and development expense and were mainly comprised of costs for contractors to support the increased research and development initiatives.
General and Administrative
General and administrative expenses consist primarily of personnel and related overhead, information technology, and facilities costs for the infrastructure functions such as finance, information systems, executives, human resources and legal.
During fiscal year 2022, general and administrative expenses decreased $17.9 million, compared to fiscal year 2021. The decrease was primarily driven by a $30.0 million contribution into a charitable donor advised fund in fiscal year 2021, partially offset an increase of $10.2 million in personnel-related costs due to increased headcount to support business growth.
Amortization of Intangible Assets and Acquisition-Related Costs
Amortization of intangible assets included in operating expense and acquisition-related costs during fiscal years 2022 and 2021 were as follows (in thousands):

	Years Ended March 31,
	2022	2021
Amortization of intangible assets	$16,156	$18,489
Acquisition-related costs	791	575
Total	$16,947	$19,064
Amortization of intangible assets consists of amortization of acquired intangible assets, including customer relationships and trademarks and trade names. Acquisition-related costs include legal expense, due diligence costs, and other professional costs incurred for business acquisitions.
The decrease in amortization of intangible assets and acquisition-related costs from fiscal year 2021 to 2022 was primarily driven by write-off Jaybird intangible assets in fiscal year 2022, partially offset by full year of amortization in fiscal year 2022 for intangible assets acquired through acquisitions completed in the fourth quarter of fiscal year 2021.
Impairment of Intangible Assets
During fiscal year 2022, we recognized a pre-tax impairment charge of $7.0 million, related to the intangibles acquired as part of the Jaybird acquisition due to our decision to discontinue Jaybird-branded products.
Change in Fair Value of Contingent Consideration for Business Acquisition

The change in fair value of contingent consideration was a decrease of $3.5 million for fiscal year 2022, primarily due to the release of the contingent consideration from the acquisition of Mevo as a result of not achieving the net sales milestone upon completion of the earn-out period. The change in fair value of contingent consideration was an increase of $5.7 million for fiscal year 2021, primarily due to growth in Streamlabs' net sales and the achievement of the net sales targets during the six-month earn-out period ended June 30, 2020.

Logitech International S.A. | Fiscal 2022 Form 10-K | 49

Restructuring Charges (Credits), Net

During fiscal year 2022, we recorded restructuring charges of $2.1 million related to our decision to exit Jaybird-branded products. The total charges consisted of $1.3 million, primarily related to costs of production cancellation, and $0.8 million related to cash severance and termination benefits. We expect to complete the restructuring within the next nine months.

Interest Income
Interest income for fiscal years 2022 and 2021 was as follows (in thousands):

	Years Ended March 31,
	2022	2021
Interest Income	$1,246	$1,784
We invest in highly liquid instruments with an original maturity of three months or less at the date of purchase, which are classified as cash equivalents. The decrease in interest income for fiscal year 2022, compared to fiscal year 2021, was primarily driven by the decline in interest rates.
Other Income (Expense), Net
Other income and expense for fiscal years 2022 and 2021 was as follows (in thousands):

	Years Ended March 31,
	2022	2021
Investment income related to the deferred compensation plan	$1,231	$5,916
Currency exchange loss, net	(4,604)	(2,688)
Loss on investments, net	(1,683)	(5,910)
Other	5,616	893
Total	$560	$(1,789)
Investment income related to the deferred compensation plan for fiscal years 2022 and 2021 represents earnings, gains, and losses on marketable securities related to a deferred compensation plan offered by one of our subsidiaries. The decrease in investment income for fiscal year 2022 compared to fiscal year 2021 primarily relates to the change in market performance of the underlying securities.
Currency exchange loss, net, relates to balances denominated in currencies other than the functional currency in our subsidiaries, as well as the sale of currencies, and gains or losses recognized on currency exchange forward contracts. We do not speculate in currency positions, but we are alert to opportunities to maximize currency exchange gains and minimize currency exchange losses. The loss for fiscal year 2022 was primarily related to the strengthening of the Chinese Renminbi against the U.S. Dollar.

Loss on investments, net, represents the realized gain (loss) on sales of investment, unrealized gain (loss) from the fair value change of investment and gain (loss) on equity-method investments during the periods presented.
Other, includes the components of net periodic benefit cost other than the service costs component. The increase in the net gains for fiscal year 2022, compared to fiscal year 2021, was related to the actuarial gains primarily resulting from change in termination rate assumption used for one of our defined benefit plans.
Logitech International S.A. | Fiscal 2022 Form 10-K | 50

Provision for Income Taxes
The provision for income taxes and the effective income tax rate for fiscal years 2022 and 2021 were as follows (Dollars in thousands):

	Years Ended March 31,
	2022	2021
Provision for income taxes	$131,305	$200,863
Effective income tax rate	16.9%	17.5%
The change in the effective income tax rate between fiscal years 2022 and 2021 was primarily due to the mix of income and losses in the various tax jurisdictions in which we operate.
We recognized excess tax benefits from share-based payments, net of shortfalls of $16.3 million and $8.7 million in the United States in fiscal years 2022 and 2021, respectively, and recognized income tax benefit from the reversal of uncertain tax positions from the expiration of statutes of limitations in the amount of $4.9 million and $4.7 million in fiscal years 2022 and 2021, respectively. In addition, we recognized income tax benefit of $3.7 million from the reversal of uncertain tax positions from an effective settlement of a foreign income tax audit in fiscal year 2022.
As of March 31, 2022 and 2021, the total amount of unrecognized tax benefits due to uncertain tax positions was $176.0 million and $160.3 million, respectively, all of which would affect the effective income tax rate if recognized.
As of March 31, 2022 and 2021, we had $83.4 million and $59.2 million, respectively, in non-current income taxes payable, including interest and penalties, related to our income tax liability for uncertain tax positions. We recognized $1.5 million and $1.1 million, in interest and penalties related to unrecognized tax positions in income tax expense during fiscal years 2022 and 2021, respectively. As of March 31, 2022 and 2021, we had $3.6 million and $4.9 million, respectively, of accrued interest and penalties related to uncertain tax positions.
We file Swiss and foreign tax returns. We received final tax assessments in Switzerland through fiscal year 2019. For other material foreign jurisdictions such as the United States and China, we are generally not subject to tax examinations for years prior to fiscal year 2019 and calendar year 2019, respectively. In the United States, the federal and state tax agencies have the authority to examine periods prior to fiscal year 2019, to the extent allowed by law, where tax attributes were generated, carried forward, and being utilized in subsequent years. We are under examination in foreign tax jurisdictions. If the examinations are resolved unfavorably, there is a possibility that they may have a material negative impact on our results of operations.
Liquidity and Capital Resources
Cash Balances, Available Borrowings, and Capital Resources
As of March 31, 2022, we had cash and cash equivalents of $1,328.7 million, compared with $1,750.3 million as of March 31, 2021. Our cash and cash equivalents consist of bank demand deposits and short-term time deposits, of which 70% is held in Switzerland, 12% is held in China (including Hong Kong), and 10% is held in Germany. We do not expect to incur any material adverse tax impact except for what has already been recognized, or to be significantly inhibited by any country in which we do business from the repatriation of funds to Switzerland, our home domicile.
As of March 31, 2022, our working capital was $1,651.8 million, compared with working capital of $1,477.5 million as of March 31, 2021. The increase was primarily driven by higher inventories, higher accounts receivable, net, lower accounts payable and lower accrued and other current liabilities, partially offset by lower cash and cash equivalents.
We had several uncommitted, unsecured bank lines of credit aggregating to $195.0 million as of March 31, 2022. There are no financial covenants under these lines of credit with which we must comply. As of March 31, 2022, we had outstanding bank guarantees of $25.5 million under these lines of credit.
Logitech International S.A. | Fiscal 2022 Form 10-K | 51

The following table presents selected financial information and statistics as of March 31, 2022 and 2021 (Dollars in thousands):

	March 31,
	2022	2021
Accounts receivable, net	$675,604	$612,225
Accounts payable	$636,306	$823,233
Inventories	$933,124	$661,116
Days sales in accounts receivable (DSO)(Days)(1)	49	36
Days accounts payable outstanding (DPO) (Days)(2)	78	90
Inventory turnover (ITO)(x)(3)	3.2	5.0
(1)DSO is determined using ending accounts receivable, net as of the most recent quarter-end and sales for the most recent quarter.
(2)DPO is determined using ending accounts payable as of the most recent quarter-end and cost of goods sold for the most recent quarter.
(3)ITO is determined using ending inventories and annualized cost of goods sold (based on the most recent quarterly cost of goods sold).
DSO as of March 31, 2022 increased by 13 days to 49 days, as compared to 36 days as of March 31, 2021, primarily due to the timing of sales and customer payments within the quarter.
DPO as of March 31, 2022 decreased 12 days, compared to March 31, 2021, primarily due to lower inventory purchases than prior year as well as timing of purchases and related payments.
ITO as of March 31, 2022 was lower compared to March 31, 2021, primarily due to lower demand than prior year and industry wide logistic delays.
If we are not successful in launching and phasing in our new products, or market competition increases, or we are not able to sell the new products at the prices planned, it could have a material impact on our sales, gross profit margin, operating results including operating cash flow, and inventory turnover in the future.
During fiscal year 2022, we generated $298.3 million in cash from operating activities, resulting from net income of 644.5 million, a favorable impact from adding back non-cash expenses totaling $245.7 million, and an unfavorable net change in operating assets and liabilities of $591.9 million. Non-cash expenses were primarily related to share-based compensation expenses, depreciation, amortization, and deferred income taxes. The increase in accounts receivable, net was primarily driven by timing of sales. The increase in inventories was primarily driven by higher inventory levels compared to the previously constrained supply from COVID-19 impacts and industry wide logistic delays. The decrease in accounts payable was primarily driven by lower inventory purchases than prior years as well as the timing of purchases and related payments. The decrease in accrued and other liabilities was primarily driven by a higher annual bonus accrual and a higher annual income tax payment, both due to strong business performance in fiscal year 2021.
For fiscal year 2022, net cash used in investing activities was $107.9 million, primarily due to purchases of property, plant, and equipment of $89.2 million and payments for an acquisition, net of cash acquired, of $16.2 million. Our expenditures for property, plant and equipment during fiscal year 2022 were primarily for tooling and equipment as well as computer hardware and software.
For fiscal year 2022, net cash used in financing activities was $606.8 million, resulting from repurchases of our registered shares of $412.0 million, payments of cash dividends of $159.4 million, and tax withholdings related to net share settlements of restricted stock units of $64.2 million, partially offset by proceeds from exercise of stock options and purchase rights of $29.6 million.
Logitech International S.A. | Fiscal 2022 Form 10-K | 52

During fiscal year 2022, there was a $5.2 million loss from currency exchange rate effect on cash and cash equivalents, primarily due to the weakening of the Euro and Australian dollar versus the U.S. Dollar by 3%, and 5%, respectively.
Cash Outlook
Our principal sources of liquidity are our cash and cash equivalents, cash flow generated from operations and, to a much lesser extent, capital markets and borrowings. Our future working capital requirements and capital expenditures may increase to support investments in product innovations and growth opportunities or to acquire or invest in complementary businesses, products, services, and technologies. The future impact of COVID-19 cannot be predicted with certainty and may increase our costs of capital and otherwise adversely affect our business, results of operations, financial condition and liquidity.
In May 2022, the Board of Directors recommended that we pay cash dividends for fiscal year 2022 of CHF 0.96 per share (approximately $1.04 per share based on the exchange rate on March 31, 2022). Based on our shares outstanding, net of treasury shares, as of March 31, 2022 (165,252,020 shares), this would result in an aggregate gross dividend of approximately CHF 159.0 million (or approximately $172.1 million based on the exchange rate on March 31, 2022). In fiscal year 2022, we paid a cash dividend of CHF 0.87 per share, or CHF 147.0 million (U.S. Dollar amount of $159.4 million) on an aggregate gross basis, out of fiscal year 2021 retained earnings. In fiscal year 2021, we paid a cash dividend of CHF 0.79 per share, or CHF 134.0 million (U.S. Dollar amount of $146.7 million) on an aggregate gross basis, out of fiscal year 2020 retained earnings. In fiscal year 2020, we paid a cash dividend of CHF 0.73 per share, or CHF 121.8 million (U.S. Dollar amount of $124.2 million) on an aggregate gross basis, out of fiscal year 2019 retained earnings.
In May 2020, our Board of Directors approved a new share repurchase program, which authorizes us to invest up to $250.0 million to purchase our own shares, following the expiration date of the 2017 share repurchase program. In April 2021, our Board of Directors approved an increase of $750.0 million of the 2020 share repurchase program, to an aggregate amount of $1.0 billion. The Swiss Takeover Board approved this increase and it became effective on May 21, 2021. As of March 31, 2022, $423.7 million was available for repurchase under the 2020 repurchase program.
Although we enter into trading plans for systematic repurchases (e.g., 10b5-1 trading plans) from time to time, our share repurchase program provides us with the opportunity to make opportunistic repurchases during periods of favorable market conditions and is expected to remain in effect for a period of three years through July 27, 2023. Shares may be repurchased from time to time on the open market, through block trades or otherwise. Opportunistic purchases may be started or stopped at any time without prior notice depending on market conditions and other factors.
For over ten years, we have generated positive cash flows from our operating activities, including cash from operations of $298.3 million, and $1,458.6 million during fiscal years 2022 and 2021, respectively. If we do not generate sufficient operating cash flows to support our operations and future planned cash requirements, our operations could be harmed and our access to credit facilities could be restricted or eliminated. However, we believe that the trend of our historical cash flow generation, our projections of future operations and our available cash balances will provide sufficient liquidity to fund our operations for at least the next 12 months.
Our other contractual obligations and commitments that require cash are described in the following sections.
Contractual Obligations and Commitments
Purchase Commitments
As of March 31, 2022, we had non-cancelable purchase commitments of $736.9 million for inventory purchases made in the normal course of business from original design manufacturers, contract manufacturers and other suppliers, the majority of which are expected to be fulfilled during the first two quarters of fiscal year 2023. We recorded a liability for firm, non-cancelable, and unhedged inventory purchase commitments in excess of anticipated demand or net realizable value consistent with our valuation of excess and obsolete inventory. As of March 31, 2022, the liability for these purchase commitments was $46.4 million and is recorded in accrued and other current liabilities in the consolidated balance sheet.
We have firm purchase commitments of $29.5 million for capital expenditures, primarily related to commitments for tooling and equipment for new and existing products. We expect to continue making capital expenditures in the future to support product development activities and ongoing and expanded operations.
Logitech International S.A. | Fiscal 2022 Form 10-K | 53

Although open purchase commitments are considered enforceable and legally binding, the terms generally allow us to reschedule or adjust our requirements based on business needs prior to delivery of goods or performance of services.
Operating Leases Obligation
We lease facilities under operating leases, certain of which require us to pay property taxes, insurance and maintenance costs. Operating leases for facilities are generally renewable at our option and usually include escalation clauses linked to inflation. The remaining terms of our non-cancelable operating leases expire in various years through 2031. See Note 17 - Leases in our Notes to the consolidated financial statements included in this report for more information on leases.
Income Taxes Payable
As of March 31, 2022, we had $83.4 million in non-current income taxes payable, including interest and penalties, related to our income tax liability for uncertain tax positions. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities.
Indemnifications
We indemnify certain suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of March 31, 2022, no amounts have been accrued for indemnification provisions. We do not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under our indemnification arrangements.
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
Logitech International S.A. | Fiscal 2022 Form 10-K | 54

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
Currency Exchange Rates
We report our results in U.S. Dollars. Changes in currency exchange rates compared to the U.S. Dollar can have a material impact on our results when the financial statements of our non-U.S. subsidiaries are translated into U.S. Dollars. The functional currency of our operations is primarily the U.S. Dollar. Certain operations use the Swiss Franc or the local currency of the country as their functional currencies. Accordingly, unrealized currency gains or losses resulting from the translation of net assets or liabilities denominated in other currencies to the U.S. Dollar are accumulated in the cumulative translation adjustment component of accumulated other comprehensive income (loss) ("AOCI") in shareholders' equity.
We are exposed to currency exchange rate risk as we transact business in multiple currencies, including exposure related to anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. Dollar. We transact business in over 30 currencies worldwide, of which the most significant to operations are the Euro, Chinese Renminbi, Japanese Yen, Australian Dollar, Canadian Dollar, Pound Sterling and New Taiwan Dollar. For the year ended March 31, 2022, approximately 50% of our sales were in non-U.S. denominated currencies, with 25% of our sales denominated in Euro. The mix of our costs of goods sold and operating expenses by currency are significantly different from the mix of our sales, with a larger portion denominated in U.S. Dollar and less denominated in Euro and other currencies. A strengthening U.S. Dollar has a more unfavorable impact on our sales compared to the favorable impact on our cost of goods sold and operating expenses, resulting in an adverse impact on our operating results.

We enter into currency forward and swap contracts to reduce the short-term effects of currency fluctuations on certain receivables or payables denominated in currencies other than the functional currencies of our subsidiaries. These contracts generally mature within one month. The gains or losses on these contracts are recognized in earnings based on the changes in fair value.

If an adverse 10% foreign currency exchange rate change had been applied to total monetary assets and liabilities denominated in currencies other than the functional currencies at the balance sheet dates, it would have resulted in an adverse effect on income before income taxes of approximately $24.4 million and $37.8 million as of March 31, 2022 and 2021, respectively. The adverse effect as of March 31, 2022 and 2021 is after consideration of the offsetting effect of approximately $15.9 million and $12.4 million, respectively, from foreign exchange contracts in place as of such dates.
We enter into cash flow hedge contracts to protect against exchange rate exposure of forecasted inventory purchases. These hedging contracts mature within four months. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of AOCI until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold.
If the U.S. dollar had weakened by 10%, the amount recorded in AOCI related to our foreign exchange contracts before tax effect as of March 31, 2022 and 2021 would have been approximately $12.5 million and $16.5 million lower, respectively. The change in the fair value recorded in AOCI would be expected to offset a corresponding foreign currency change in cost of goods sold when the hedged inventory purchases are sold.

ITEM 8.    FINANCIAL STATEMENTS
Logitech's financial statements and supplementary data required by this item are set forth as a separate section of this Annual Report on Form 10-K. See Item 15(a) for a listing of financial statements provided in the section titled "Financial Statements."
Logitech International S.A. | Fiscal 2022 Form 10-K | 55

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
(b) Management's Report on Internal Control over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including the CEO and CFO, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria established in the Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2022.

The effectiveness of the Company's internal control over financial reporting as of March 31, 2022 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report, which appears in Item 15.
(c) Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the fourth quarter of fiscal year 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
(d) Limitations on the Effectiveness of Controls
The Company's management, including the CEO and the CFO, does not expect that the Company's disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. Internal control over financial reporting, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives will be met. Because of the inherent limitations in internal control over financial reporting, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions
Logitech International S.A. | Fiscal 2022 Form 10-K | 56

or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B.    OTHER INFORMATION
None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
Logitech International S.A. | Fiscal 2022 Form 10-K | 57

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our executive officers is incorporated herein by reference to Part I, Item 1, above.
Other information required by this Item may be found in the definitive Proxy Statement for the 2022 Annual Meeting of Shareholders and is incorporated herein by reference.
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
Logitech
Investor Relations
7700 Gateway Boulevard
Newark, CA 94560 USA
Main (510) 795-8500
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item may be found in the Proxy Statement for the 2022 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item may be found in the Proxy Statement for the 2022 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item may be found in the Proxy Statement for the 2022 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item may be found in the Proxy Statement for the 2022 Annual Meeting of Shareholders and is incorporated herein by reference.
Logitech International S.A. | Fiscal 2022 Form 10-K | 58

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this Annual Report on Form 10-K:
1. Financial Statements and Supplementary Data
Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations—Years Ended March 31, 2022, 2021 and 2020
Consolidated Statements of Comprehensive Income—Years Ended March 31, 2022, 2021 and 2020
Consolidated Balance Sheets—March 31, 2022 and 2021
Consolidated Statements of Cash Flows—Years Ended March 31, 2022, 2021 and 2020
Consolidated Statements of Changes in Shareholders' Equity—Years Ended March 31, 2022, 2021 and 2020
Notes to Consolidated Financial Statements
2. Financial Statement Schedule
Schedule II—Valuation and Qualifying Accounts
3. Exhibits
Logitech International S.A. | Fiscal 2022 Form 10-K | 59

Index to Exhibits

			Incorporated by Reference
Exhibit No.		Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
2.1	***	Stock Purchase Agreement, dated as of July 30, 2018, by and among Blue Microphones Holding Corporation, Riverside Micro-Cap Fund II, L.P. the other stockholders and option holders of Blue Microphones Holding Corporation, Logitech Europe S.A. and Logitech Inc.	10-Q	0-29174	10/25/2018	2.1
2.2	***	Agreement and Plan of Merger, dated as of September 26, 2019, by and among Logitech International S.A., Clip Acquisition Sub, Inc., General Workings Inc., and Fortis Advisors LLC	10-Q	0-29174	10/24/2019	2.1
3.1		Articles of Incorporation of Logitech International S.A., as amended	10-Q	0-29174	10/22/2020	3.1
3.2		Organizational Regulations of Logitech International S.A., as amended	10-Q	0-29174	1/21/2021	3.1
4.1		Description of the Registrant's Securities					X
10.1	**	1996 Stock Plan, as amended	S-8	333-100854	5/27/2003	4.2
10.2	**	Logitech International S.A. 2006 Stock Incentive Plan, as amended and restated effective September 7, 2016	DEFA14A	0-29174	7/22/2016	App. A
10.3	**	Logitech Inc. Management Deferred Compensation Plan	10-Q	0-29174	11/4/2008	10.1
10.4	**	1996 Employee Share Purchase Plan (U.S.), as amended and restated	DEFA14A	0-29174	7/23/2013	App. A
10.5	**	2006 Employee Share Purchase Plan (Non-U.S.), as amended and restated	DEFA14A	0-29174	7/23/2013	App. B
10.6	**	Form of Director and Officer Indemnification Agreement with Logitech International S.A.	20-F	0-29174	5/21/2003	4.1
10.7	**	Form of Director and Officer Indemnification Agreement with Logitech Inc.	20-F	0-29174	5/21/2003	4.2
10.8	**	Logitech Management Performance Bonus Plan, as amended and restated	DEFA14A	0-29174	7/23/2013	App. C
10.9	**	Representative form of stock option agreement (employees) under the Logitech International S.A. 2006 Stock Incentive Plan	10-Q	0-29174	11/4/2009	10.2
10.10	**	2012 Stock Inducement Equity Plan	S-8	333-180726	4/13/2012	10.1
10.11	**	Representative form of performance stock option agreement (executives and other employees) under the Logitech International S.A. 2006 Stock Incentive Plan	10-Q	0-29174	2/5/2013	10.2
10.12	**	Employment Agreement between Logitech Inc. and Bracken Darrell, dated as of December 18, 2015	10-Q	0-29174	1/22/2016	10.1
10.13	**	Representative form of restricted stock unit agreement (executives and other employees) under the Logitech International S.A. 2006 Stock Incentive Plan	10-K	0-29174	5/26/2017	10.33
Logitech International S.A. | Fiscal 2022 Form 10-K | 60

10.14	**	Representative form of performance share unit agreement (executives and other employees) under the Logitech International S.A. 2006 Stock Incentive Plan	10-K	0-29174	5/26/2017	10.34
10.15	**	Representative form of restricted stock unit agreement (non-executive board members) under the Logitech International S.A. 2006 Stock Incentive Plan	10-Q	0-29174	10/25/2018	10.1
10.16	**	Employment Agreement between Logitech Inc. and Nathan Olmstead, dated as of July 22, 2019	8-K	0-29174	7/23/2019	10.1
10.17	**	Employment Agreement between Logitech Inc. and Prakash Arunkundrum, dated as of May 26, 2020	10-Q	0-29174	7/23/2020	10.1
10.18	**	Employment Agreement between Logitech Inc. and Samantha Harnett, dated as of July 1, 2020	10-Q	0-29174	7/23/2020	10.2
21.1		List of Subsidiaries					X
23.1		Consent of Independent Registered Public Accounting Firm					X
24.1		Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)					X
31.1		Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2		Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1		Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH		XBRL Taxonomy Extension Schema Document					X
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB		XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document					X
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
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
Logitech International S.A. | Fiscal 2022 Form 10-K | 61

** Indicates management compensatory plan, contract or arrangement.
*** Confidential treatment has been requested for certain provisions omitted from this exhibit pursuant to Rule 406 promulgated under the Securities Act of 1933, as amended. The omitted information has been filed separately with the Securities and Exchange Commission.
Logitech International S.A. | Fiscal 2022 Form 10-K | 62

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOGITECH INTERNATIONAL S.A.
/s/ BRACKEN DARRELL
Bracken Darrell President and Chief Executive Officer

/s/ NATE OLMSTEAD
Nate Olmstead Chief Financial Officer
May 18, 2022

Logitech International S.A. | Fiscal 2022 Form 10-K | 63

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

Signature	Title	Date

/s/ WENDY BECKER Wendy Becker	Chairperson of the Board	May 18, 2022
/s/ BRACKEN DARRELL Bracken Darrell	President, Chief Executive Officer and Director	May 18, 2022
/s/ NATE OLMSTEAD Nate Olmstead	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 18, 2022
/s/ PATRICK AEBISCHER Patrick Aebischer	Director	May 18, 2022
/s/ EDOUARD BUGNION Edouard Bugnion	Director	May 18, 2022
/s/ RIET CADONAU Riet Cadonau	Director	May 18, 2022
/s/ GUY GECHT Guy Gecht	Director	May 18, 2022
/s/ NEIL HUNT Neil Hunt	Director	May 18, 2022
/s/ MARJORIE LAO Marjorie Lao	Director	May 18, 2022
/s/ NEELA MONTGOMERY Neela Montgomery	Director	May 18, 2022
/s/ MICHAEL POLK Michael Polk	Director	May 18, 2022
/s/ DEBORAH THOMAS Deborah Thomas	Director	May 18, 2022
Logitech International S.A. | Fiscal 2022 Form 10-K | 64

Logitech International S.A. | Fiscal 2022 Form 10-K | 65

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Logitech International S.A.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Logitech International S.A. and subsidiaries (the Company) as of March 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2022, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Logitech International S.A. | Fiscal 2022 Form 10-K | 66

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
Evaluation of the significant assumptions underlying the breakage rates for certain Customer Programs
As discussed in Notes 2 and 8 to the consolidated financial statements, the Company recorded accounts receivable allowances totaling $274.6 million as of March 31, 2022 for various cooperative marketing arrangements and customer incentive and pricing programs (collectively, Customer Programs). The Company estimates the percentage of Customer Programs that will not be claimed or will not be earned by customers, which is commonly referred to as “breakage”. Breakage reduces the Company’s accruals for certain Customer Programs and it is applied at the time of sale. The Company uses judgment in assessing the period in which claims are expected to be submitted and the relevance of historical claim experience.
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
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of internal control related to the process to determine the breakage rates estimate. This included a control related to the Company’s evaluation of the significant assumptions in the breakage rates estimate. We evaluated the underlying information related to the expected period that a customer claim will be submitted and assessed the relevance of historical claim experience by analyzing the trend in the customers’ historical claims and accruals information for certain Customer Programs. We assessed the relevance of the historical trend of claims submitted after the expected period by analyzing the trend of historical claims received after the expected period compared to the total earned amount of each respective period. In addition, we evaluated the Company’s ability to estimate the breakage rates by comparing the estimated breakage from fiscal year 2021 to actual subsequent breakage in fiscal year 2022.
Assessment of the accruals for certain Customer Programs
As discussed in Notes 2 and 8 to the consolidated financial statements, the Company recorded accrued Customer Program liabilities of $232.4 million as of March 31, 2022. The Company records these accruals as a reduction of revenue at the time of sale. The Company estimated these accruals based on historical data or future commitments that are planned and controlled by the Company. The Company uses judgment in analyzing historical trends, inventories owned by and located at the customers, products sold by the direct customers to end customers or resellers, known product quality issues, negotiated terms, and other relevant customer and product information, such as stage of product life-cycle, which are expected to experience unusually high discounting.
We identified the assessment of the accruals for certain Customer Programs as a critical audit matter. Historical experience being predictive of Customer Programs’ earned amounts is the significant assumption used to estimate
Logitech International S.A. | Fiscal 2022 Form 10-K | 67

the accruals for Customer Programs. Due to the inherent uncertainties related to the relevance of the predictive historical experience to the determination of the estimate, the testing required a high degree of auditor judgment.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls related to the Company’s assessment of whether historical experience is predictive of Customer Programs’ earned amounts and the Company’s validation of the underlying channel inventory data used to estimate the accruals for Customer Programs. We assessed the historical experience used in estimating the accruals for certain Customer Programs using a combination of the Company’s internal historical information of sales, Customer Programs’ earned amounts, third-party contracts, and relevant and reliable third-party channel inventory and sell-through data. We inspected selected customer contracts to assess the terms and conditions related to certain Customer Programs. We analyzed channel inventory data trends by product and by region comparing fiscal year 2022 quarterly channel inventory weeks on-hand ratios to prior fiscal years. In addition, we evaluated the Company’s ability to estimate the accruals for certain Customer Programs by comparing recorded accruals from fiscal year 2021 to actual subsequent Customer Programs’ earned amounts in fiscal year 2022.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

San Francisco, California

May 18, 2022

Logitech International S.A. | Fiscal 2022 Form 10-K | 68

LOGITECH INTERNATIONAL S.A.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended March 31,
	2022	2021	2020
Net sales	$5,481,101	$5,252,279	$2,975,851
Cost of goods sold	3,204,072	2,903,215	1,838,685
Amortization of intangible assets	14,023	13,329	14,785
Gross profit	2,263,006	2,335,735	1,122,381
Operating expenses:
Marketing and selling	1,025,899	770,284	533,324
Research and development	291,844	226,023	177,593
General and administrative	148,648	166,577	94,015
Amortization of intangible assets and acquisition-related costs	16,947	19,064	17,563
Impairment of intangible assets	7,000	—	—
Change in fair value of contingent consideration for business acquisition	(3,509)	5,716	23,247
Restructuring charges (credits), net	2,165	(54)	144
Total operating expenses	1,488,994	1,187,610	845,886
Operating income	774,012	1,148,125	276,495
Interest income	1,246	1,784	9,619
Other income (expense), net	560	(1,789)	38,212
Income before income taxes	775,818	1,148,120	324,326
Provision for (benefit from) income taxes	131,305	200,863	(125,397)
Net income	$644,513	$947,257	$449,723

Net income per share:
Basic	$3.85	$5.62	$2.70
Diluted	$3.78	$5.51	$2.66

Weighted average shares used to compute net income per share:
Basic	167,447	168,523	166,837
Diluted	170,414	171,775	169,381
   The accompanying notes are an integral part of these consolidated financial statements.
Logitech International S.A. | Fiscal 2022 Form 10-K | 69

LOGITECH INTERNATIONAL S.A.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended March 31,
	2022	2021	2020
Net income	$644,513	$947,257	$449,723
Other comprehensive income (loss):
Currency translation gain (loss):
Currency translation gain (loss), net of taxes	(14,051)	12,695	(8,270)
Reclassification of cumulative translation adjustments included in other income (expense), net	1,051	(1,738)	—
Defined benefit plans:
Net gain (loss) and prior service costs, net of taxes	22,328	(4,701)	(6,846)
Reclassification of amortization included in other income (expense), net	(2,623)	1,517	762
Hedging gain (loss):
Deferred hedging gain (loss), net of taxes	6,308	(4,071)	205
Reclassification of hedging loss (gain) included in cost of goods sold	(8,221)	8,043	(813)
Total other comprehensive income (loss)	4,792	11,745	(14,962)
Total comprehensive income	$649,305	$959,002	$434,761
   The accompanying notes are an integral part of these consolidated financial statements.

Logitech International S.A. | Fiscal 2022 Form 10-K | 70

LOGITECH INTERNATIONAL S.A.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$1,328,716	$1,750,327
Accounts receivable, net	675,604	612,225
Inventories	933,124	661,116
Other current assets	135,478	135,650
Total current assets	3,072,922	3,159,318
Non-current assets:
Property, plant and equipment, net	109,807	114,060
Goodwill	448,175	429,604
Other intangible assets, net	83,779	115,148
Other assets	320,722	324,248
Total assets	$4,035,405	$4,142,378
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$636,306	$823,233
Accrued and other current liabilities	784,848	858,617
Total current liabilities	1,421,154	1,681,850
Non-current liabilities:
Income taxes payable	83,380	59,237
Other non-current liabilities	132,133	139,502
Total liabilities	1,636,667	1,880,589
Commitments and contingencies (Note 13)
Shareholders' equity:
Registered shares, CHF 0.25 par value:	30,148	30,148
Issued shares —173,106 at March 31, 2022 and 2021
Additional shares that may be issued out of conditional capitals — 50,000 at March 31, 2022 and 2021
Additional shares that may be issued out of authorized capital — 17,311 at March 31, 2022 and 2021
Additional paid-in capital	129,925	129,519
Shares in treasury, at cost — 7,855 and 4,799 shares at March 31, 2022 and 2021, respectively	(632,893)	(279,541)
Retained earnings	2,975,681	2,490,578
Accumulated other comprehensive loss	(104,123)	(108,915)
Total shareholders' equity	2,398,738	2,261,789
Total liabilities and shareholders' equity	$4,035,405	$4,142,378
   The accompanying notes are an integral part of these consolidated financial statements.
Logitech International S.A. | Fiscal 2022 Form 10-K | 71

LOGITECH INTERNATIONAL S.A.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended March 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$644,513	$947,257	$449,723
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	88,361	50,752	42,893
Amortization of intangible assets	30,179	31,818	30,858
Impairment of intangible assets	7,000	—	—
Investment impairment	—	2,011	—
Loss on investments	1,683	3,899	756
Share-based compensation expense	93,479	86,019	54,870
Deferred income taxes	27,334	34,484	(159,853)
Change in fair value of contingent consideration for business acquisition	(3,509)	5,716	23,247
Gain on sale of investment in a privately held company	—	—	(39,767)
Other	1,140	(1,784)	(936)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(71,510)	(201,220)	(15,768)
Inventories	(276,640)	(427,501)	60,388
Other assets	(18,169)	(67,708)	18,319
Accounts payable	(181,303)	553,960	(24,250)
Accrued and other liabilities	(44,240)	440,935	(15,480)
Net cash provided by operating activities	298,318	1,458,638	425,000
Cash flows from investing activities:
Purchases of property, plant and equipment	(89,152)	(76,189)	(39,484)
Investment in privately held companies	(1,463)	(4,115)	(345)
Acquisitions, net of cash acquired	(16,236)	(43,523)	(91,569)
Proceeds from return of strategic investments	—	2,934	—
Purchases of short-term investments	(10,000)	—	—
Proceeds from the sale of short-term investments	8,260	—	—
Proceeds from sale of property, plant and equipment	—	—	1,037
Purchases of deferred compensation investments	(5,058)	(12,336)	(11,964)
Proceeds from sales of deferred compensation investments	5,786	13,247	12,091
Net cash used in investing activities	(107,863)	(119,982)	(130,234)
Cash flows from financing activities:
Payment of cash dividends	(159,410)	(146,705)	(124,180)
Payment of contingent consideration for business acquisition	(880)	—	—
Purchases of registered shares	(412,022)	(164,952)	(50,437)
Proceeds from exercises of stock options and purchase rights	29,649	43,810	22,241
Tax withholdings related to net share settlements of restricted stock units	(64,156)	(32,082)	(24,280)
Net cash used in financing activities	(606,819)	(299,929)	(176,656)
Effect of exchange rate changes on cash and cash equivalents	(5,247)	(3,966)	(7,060)
Net increase (decrease) in cash and cash equivalents	(421,611)	1,034,761	111,050
Cash and cash equivalents at beginning of the period	1,750,327	715,566	604,516
Cash and cash equivalents at end of the period	$1,328,716	$1,750,327	$715,566

Supplementary Cash Flow Disclosures:
Non-cash investing and financing activities:
Property, plant and equipment purchased during the period and included in period end liability accounts	$11,890	$16,819	$5,021
Non-cash contingent consideration for acquisition	$292	$28,463	$—
Equity and debt investment in a privately held company	$—	$—	$42,350
Fair value of contingent consideration in accrued and other liabilities	$9,013	$—	$—
Supplemental cash flow information:
Income taxes paid, net	$192,898	$23,041	$20,851
The accompanying notes are an integral part of these consolidated financial statements.
Logitech International S.A. | Fiscal 2022 Form 10-K | 72

LOGITECH INTERNATIONAL S.A.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands)

	Registered shares		Additional paid-in capital	Treasury shares		Retained earnings	Accumulated other comprehensive loss
	Shares	Amount		Shares	Amount			Total
March 31, 2019	173,106	$30,148	$56,655	7,244	$(169,802)	$1,365,036	$(105,698)	$1,176,339
Total comprehensive income	—	—	—	—	—	449,723	(14,962)	434,761
Purchases of registered shares	—	—	—	1,251	(50,437)	—	—	(50,437)
Sale of shares upon exercise of stock options and purchase rights	—	—	5,582	(1,101)	16,659	—	—	22,241
Issuance of shares upon vesting of restricted stock units	—	—	(41,964)	(1,184)	17,684	—	—	(24,280)
Share-based compensation	—	—	54,824	—	—	—	—	54,824
Cash dividends ($0.74 per share)	—	—	—	—	—	(124,180)	—	(124,180)
March 31, 2020	173,106	$30,148	$75,097	6,210	$(185,896)	$1,690,579	$(120,660)	$1,489,268
Cumulative effect of adoption of new accounting standard	—	—	—	—	—	(553)	—	(553)
Total comprehensive income	—	—	—	—	—	947,257	11,745	959,002
Purchases of registered shares	—	—	—	1,845	(164,952)	—	—	(164,952)
Sale of shares upon exercise of stock options and purchase rights	—	—	3,130	(1,786)	40,680	—	—	43,810
Issuance of shares upon vesting of restricted stock units	—	—	(53,093)	(1,080)	21,011	—	—	(32,082)
Issuance of shares from contingent consideration	—	—	18,847	(390)	9,616	—	—	28,463
Share-based compensation	—	—	85,538	—	—	—	—	85,538
Cash dividends ($0.87 per share)	—	—	—	—	—	(146,705)	—	(146,705)
March 31, 2021	173,106	$30,148	$129,519	4,799	$(279,541)	$2,490,578	$(108,915)	$2,261,789
Total comprehensive income	—	—	—	—	—	644,513	4,792	649,305
Purchases of registered shares	—	—	—	4,607	(412,022)	—	—	(412,022)
Sale of shares upon exercise of stock options and purchase rights	—	—	12,971	(410)	16,678	—	—	29,649
Issuance of shares upon vesting of restricted stock units	—	—	(105,972)	(1,137)	41,816	—	—	(64,156)
Issuance of shares from contingent consideration	—	—	116	(4)	176	—	—	292
Share-based compensation	—	—	93,291	—	—	—	—	93,291
Cash dividends ($0.95 per share)	—	—	—	—	—	(159,410)	—	(159,410)
March 31, 2022	173,106	$30,148	$129,925	7,855	$(632,893)	$2,975,681	$(104,123)	$2,398,738
 The accompanying notes are an integral part of these consolidated financial statements.
Logitech International S.A. | Fiscal 2022 Form 10-K | 73

LOGITECH INTERNATIONAL S.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1—The Company
Logitech International S.A, together with its consolidated subsidiaries ("Logitech" or the "Company"), designs, manufactures and markets products that help connect people to digital and cloud experiences. Forty years ago, Logitech created products to improve experiences around the personal computer ("PC") platform, and today it is a multi-brand, multi-category company designing products that enable better experiences consuming, sharing and creating any digital content such as computing, gaming, video, and music, whether it is on a computer, mobile device or in the cloud.
The Company sells its products to a broad network of domestic and international customers, including direct sales to retailers, e-tailers and enterprise customers, and indirect sales through distributors.
Logitech was founded in Switzerland in 1981 and Logitech International S.A. has been the parent holding company of Logitech since 1988. Logitech International S.A. is a Swiss holding company with its registered office in Hautemorges, Switzerland and headquarters in Lausanne, Switzerland, which conducts its business through subsidiaries in the Americas, Europe, Middle East and Africa ("EMEA") and Asia Pacific. Shares of Logitech International S.A. are listed on both the SIX Swiss Exchange, under the trading symbol LOGN, and the Nasdaq Global Select Market, under the trading symbol LOGI.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Significant estimates and assumptions made by management involve the fair value of goodwill and intangible assets acquired from business acquisitions, contingent consideration for a business acquisition and periodic reassessment of its fair value, valuation of investment in privately held companies classified under Level 3 fair value hierarchy, pension obligations, accruals for customer incentives, cooperative marketing, and pricing programs ("Customer Programs") and related breakage when appropriate, inventory valuation, share-based compensation expense, uncertain tax positions, and valuation allowances for deferred tax assets. Although these estimates are based on management’s best knowledge of current events and actions that may impact the Company in the future, actual results could differ materially from those estimates.
Risks and Uncertainties
The Company is subject to risks and uncertainties as a result of the coronavirus ("COVID-19"). Capital markets and economies worldwide have been negatively impacted by COVID-19 and it is still unclear how lasting and deep the economic impacts will be. During fiscal year 2022, the COVID-19 pandemic had mixed effects on the Company’s results of operations. While the Company continued to experience increased sales during fiscal year 2022, compared to fiscal year 2021, the Company also experienced supply and demand volatility, as the COVID-19 pandemic and related safety measures and restrictions have evolved differently across the world. In addition, the
Logitech International S.A. | Fiscal 2022 Form 10-K | 74

Company has experienced industry-wide supply chain challenges, including manufacturing, transportation and logistics. The ongoing and full extent of the impact of the COVID-19 pandemic on the Company's business and operational and financial performance and condition, including the sustainability of its effect on trends positive to the Company, remains uncertain and will depend on many factors outside the Company's control, including but not limited to the timing, extent, duration and effects of the virus and any of its mutations and variants, the availability and effectiveness of treatments and vaccines, the vaccination progress, the imposition of effective public safety and other protective measures and the public's response to such measures, the impact of COVID-19 on the global economy and demand for the Company's products and services. Should the COVID-19 pandemic or global economic slowdown not improve or worsen, or if the Company's attempt to mitigate its impact on its operations and costs is not successful, the Company's business, results of operations, financial condition and prospects may be adversely affected.
Reclassifications
The Company has reclassified certain prior-year amounts to conform to the current-year presentation.
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
Revenue Recognition
Revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the transaction price the Company expects to receive in exchange for those goods or services.

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

The Company also provides post-contract customer support (“PCS”) for certain products and related software, which includes unspecified software updates and upgrades, bug fixes and maintenance. The transaction price is allocated to two performance obligations in such contracts, based on a relative standalone selling price. The transaction price allocated to PCS is recognized as revenue on a straight-line basis, which reflects the pattern of delivery of PCS, over the estimated term of the support that is between one to two years. Deferred revenue associated with remaining PCS performance obligation as of March 31, 2022 and March 31, 2021 was not material.

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
Logitech International S.A. | Fiscal 2022 Form 10-K | 75

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

Accruals for estimated expected future pricing actions and Customer Programs are recognized at the time of sale based on analyses of historical pricing actions by customer and by product, inventories owned by and located at customers, current customer demand, current operating conditions, and other relevant customer and product information, such as stage of product life-cycle.

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

Logitech International S.A. | Fiscal 2022 Form 10-K | 76

The Company regularly evaluates the adequacy of its estimates for Customer Programs and product returns. Future market conditions and product transitions may require the Company to take action to change such programs and related estimates. When the variables used to estimate these costs change, or if actual costs differ significantly from the estimates, the Company would be required to increase or reduce revenue or operating expenses to reflect the impact. During the year ended March 31, 2022, changes to these estimates related to performance obligations satisfied in prior periods were not material.

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
Contract Balances
The Company records accounts receivable from contracts with customers when it has an unconditional right to consideration, as accounts receivable, net on the consolidated balance sheets.
The Company records contract liabilities when cash payments are received or due in advance of performance, primarily for implied support and subscriptions. Contract liabilities are included in accrued and other current liabilities and other non-current liabilities on the consolidated balance sheets.
As of March 31, 2022 and 2021, the Company did not have any material contract liabilities balances or changes.
Contract Costs
The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that otherwise would have been recognized is one year or less. These costs are included in marketing and selling expenses in the consolidated statements of operations. As of March 31, 2022 and 2021, the Company did not have any material deferred contract costs.
Research and Development Costs
Costs related to research, design and development of products, which consist primarily of personnel, product design and infrastructure expenses, are charged to research and development expense as they are incurred.
Advertising Costs
Advertising costs are recorded as either a marketing and selling expense or a deduction from revenue as they are incurred. Advertising costs paid or reimbursed by the Company to direct or indirect customers must have an identifiable benefit and an estimable fair value in order to be classified as an operating expense. If these criteria are not met, the payment is classified as a reduction of revenue. Advertising costs recorded as marketing and selling expense are expensed as incurred. Total advertising costs including those characterized as revenue deductions during fiscal years 2022, 2021 and 2020 were $628.9 million, $450.0 million and $298.6 million, respectively, out of which $267.8 million, $168.2 million, and $64.5 million, respectively, were included as operating expense in the consolidated statements of operations.
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
Logitech International S.A. | Fiscal 2022 Form 10-K | 77

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
The Company sells to large distributors, retailers, and e-tailers and, as a result, maintains individually significant receivable balances with such customers.
The Company had the following customers that individually comprised 10% or more of its gross sales:

	Years Ended March 31,
	2022	2021	2020
Customer A	15%	14%	12%
Customer B	17%	13%	14%
Customer C (1)	14%	N/A(1)	N/A(1)
(1) The Company's two customers merged during fiscal year 2022 and the percentage for fiscal year 2022 reflects the gross sales to the combined company. Percentages for fiscal year 2021 and 2020 are not disclosed as gross sales to each customer accounted for less than 10% of the Company's gross sales.
The Company had the following customers that individually comprised 10% or more of its accounts receivable:

	March 31,
	2022	2021
Customer A	15%	12%
Customer B	17%	20%
Customer C (1)	15%	10%
(1) The Company's two customers merged during fiscal year 2022. The percentage as of March 31, 2022 reflects accounts receivable from the combined company. The percentage as of March 31, 2021 reflects accounts receivable from one of them only as the other customer accounted for less than 10% of the Company's accounts receivable.
The Company manages its accounts receivable credit risk through ongoing credit evaluation of its customers' financial conditions. The Company generally does not require collateral from its customers.
Allowances for Doubtful Accounts
Allowances for doubtful accounts are maintained for expected credit losses resulting from the Company's customers' inability to make required payments. The allowances are based on the Company's regular assessment of various factors, including the credit-worthiness and financial condition of specific customers, historical experience with bad debts and customer deductions, receivables aging, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect the Company's ability to collect from customers.
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
Logitech International S.A. | Fiscal 2022 Form 10-K | 78

recognition, new cost basis per unit and lower-cost basis for that inventory are established and subsequent changes in facts and circumstances would not result in an increase in the cost basis.
As of March 31, 2022 and 2021, the Company also recorded a liability of $46.4 million and $11.8 million, respectively, arising from firm, non-cancelable, and unhedged inventory purchase commitments in excess of anticipated demand or net realizable value consistent with its valuation of excess and obsolete inventory. Such liability is included in accrued and other current liabilities on the consolidated balance sheets.
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Additions and improvements are capitalized, and maintenance and repairs are expensed as incurred. The Company capitalizes the cost of software developed for internal use in connection with major projects. Costs incurred during the preliminary and post implementation stage are expensed, whereas direct costs incurred during the application development stage are capitalized.
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
Leases
The Company determines if an arrangement is a lease or contains a lease at contract inception. The Company determines if a lease is an operating or finance lease and recognizes right-of-use ("ROU") assets and lease liabilities upon lease commencement. Operating lease ROU assets are included in other assets, short-term lease liabilities are included in accrued and other current liabilities, and long-term lease liabilities are included in other non-current liabilities on the Company's consolidated balance sheets. Leases with an initial term of 12 months or less are not recorded on the balance sheet. For the Company's operating leases, the Company accounts for the lease and non-lease components as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

For operating leases, the lease liability is initially measured at the present value of the unpaid lease payments at lease commencement date. As most of the leases do not provide an implicit rate, the Company generally uses its incremental borrowing rate as the discount rate for the lease. The Company's incremental borrowing rate is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. Because the Company does not generally borrow in a collateralized basis, it uses its understanding of what its collateralized credit rating would be as an input to deriving an appropriate incremental borrowing rate. The operating lease right-of-use asset includes prepaid lease payments and excludes lease incentives.
Intangible Assets
The Company's intangible assets principally include goodwill, acquired technology, trademarks, and customer contracts and related relationships. Intangible assets with finite lives, which include acquired technology, trademarks, customer contracts and related relationships, and others are carried at cost and amortized using the straight-line method over their useful lives ranging from one to ten years. Intangible assets with indefinite lives, which include only goodwill and in-process research and development ("IPR&D"), are recorded at cost and evaluated at least annually for impairment.
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
Logitech International S.A. | Fiscal 2022 Form 10-K | 79

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
In reviewing goodwill for impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (greater than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. The Company also may elect not to perform the qualitative assessment and, instead, proceed directly to the quantitative impairment test. The ultimate outcome of the goodwill impairment review for a reporting unit should be the same whether the Company chooses to perform the qualitative assessment or proceeds directly to the quantitative impairment test. The Company operates as one reporting unit. For the year ended March 31, 2022, the Company elected to perform a qualitative assessment and determined that an impairment was not more likely than not and no further analysis was required.
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
The Company's investments related to the deferred compensation plan are reported at fair value based on quoted market prices. The marketable securities related to the deferred compensation plan are classified as non-current investments, as they are intended to fund the deferred compensation plan's long-term liability. Participants in the deferred compensation plan may select the mutual funds in which their compensation deferrals are invested within the confines of the Rabbi Trust which holds the marketable securities. These securities are recorded at fair value based on quoted market prices. Earnings, gains and losses on deferred compensation investments are included in other income (expense), net in the consolidated statements of operations.
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
Logitech International S.A. | Fiscal 2022 Form 10-K | 80

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
Share-Based Compensation Expense
Share-based compensation expense includes compensation expense for share-based awards granted based on the grant date fair value. The grant date fair value for stock options and stock purchase rights is estimated using the Black-Scholes-Merton option-pricing valuation model. The grant date fair value of RSUs which vest upon meeting certain market conditions is estimated using the Monte-Carlo simulation method. The grant date fair value of time-based and performance-based RSUs is calculated based on the market price on the date of grant, reduced by estimated dividend yield prior to vesting. With respect to awards with service conditions only, compensation expense is recognized ratably over the respective requisite service periods of the awards. For performance-based RSUs, the Company recognizes the estimated expense using a graded-vesting method over requisite service periods of three years when the performance condition is determined to be probable. The performance period and the service period of the market-based grants of the Company are both approximately three years and the estimated expense is recognized ratably over the service period. Forfeitures are accounted for when they occur.
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
Logitech International S.A. | Fiscal 2022 Form 10-K | 81

income (loss) until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. The Company presents the earnings impact from forward points in the same line item that is used to present the earnings impact of the hedged item, i.e. cost of goods sold, for hedging forecasted inventory purchases.
Gains or losses from changes in the fair value of forward contracts that offset transaction losses or gains on foreign currency receivables or payables are recognized immediately and included in other income (expense), net in the consolidated statements of operations.
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
Recent Accounting Pronouncements Adopted
In December 2019, the Financial Accounting Standard Board ("FASB") issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes" ("ASU 2019-12"), which eliminates certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. This ASU also includes guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The Company adopted this standard effective April 1, 2021. The adoption of ASU 2019-12 did not have a material impact on the Company's consolidated financial statements.
Recent Accounting Pronouncements To Be Adopted
In October 2021, the FASB issued ASU 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers" ("ASU 2021-08"). The update requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, as if it had originated the contracts. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The Company early adopted the standard effective April 1, 2022 and will apply the standard prospectively to business combinations that occur on or after April 1, 2022.

Note 3—Business Acquisitions

Fiscal Year 2022 Acquisition

On May 19, 2021, the Company made a technology acquisition for a total cash consideration of $25.6 million, including $10.0 million earn-out payable in cash upon the achievement of three technical development milestones required to be completed as of December 31, 2021, June 30, 2022 and June 30, 2023. The acquisition was accounted for using the acquisition method. The Company retained 6% of the total consideration for the purpose of ensuring seller's representations and warranties. See Note 9 for more information on the contingent consideration liabilities related to this acquisition.

Fiscal Year 2021 Acquisitions

On February 17, 2021, the Company acquired all equity interests of Mevo Inc. ("Mevo") for a total upfront cash consideration of $33.2 million, which included a working capital adjustment, plus additional contingent consideration of up to $17.0 million payable in cash only upon the achievement of certain net revenues for the period beginning on December 26, 2020 and ending on December 31, 2021 (the "Mevo Acquisition"). See Note 9 for more information on the contingent consideration liabilities related to this acquisition.

Logitech International S.A. | Fiscal 2022 Form 10-K | 82

The Mevo Acquisition is complementary to the Company’s PC Webcams portfolio and will better enable the Company to offer end-to-end solutions for streaming and content creation. The acquisition is accounted for using the acquisition method.

On January 4, 2021, the Company made a technology acquisition for a total cash consideration of $11.0 million, including $3.0 million earn-out payable in cash upon the achievement of two technical development milestones required to be completed for periods ending December 31, 2021 and March 31, 2022. The acquisition was accounted for using the acquisition method.

On February 11, 2021, the Company made a technology acquisition for a total cash consideration of $3.5 million, which was accounted for as an asset acquisition.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the Streamlabs Acquisition Date, and the value of goodwill resulting from the measurement period adjustments in the three months ending March 31, 2020 (in thousands):

Estimated Fair Value
Cash and cash equivalents	$17,014
Intangible assets	37,000
Other identifiable liabilities assumed, net	(3,701)
Net identifiable assets acquired	$50,313
Contingent consideration (earn-out)	$(37)
Goodwill	55,406
Net assets acquired	$105,682

Goodwill related to the acquisition was primarily attributable to opportunities and economies of scale from combining the operations and technologies of Logitech and Streamlabs, and is not deductible for tax purposes.

Logitech International S.A. | Fiscal 2022 Form 10-K | 83

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

On October 31, 2019, the Company also made a technology acquisition for a total cash consideration of $3.6 million, which was accounted for using the acquisition method.
Logitech International S.A. | Fiscal 2022 Form 10-K | 84

Acquisition-related costs and pro forma results of operations

The Company incurred acquisition-related costs of approximately $0.8 million, $0.6 million and $1.5 million, in aggregate, for the years ended March 31, 2022, 2021 and 2020, respectively. The acquisition-related costs are included in amortization of intangible assets and acquisition-related costs in the consolidated statements of operations.

Pro forma results of operations for acquisitions completed in fiscal year 2022, 2021 and 2020 have not been presented because the effects of these acquisitions, individually or in aggregate, are not material to the consolidated statements of operations for each year.
Note 4—Net Income Per Share
The following table summarizes the computations of basic and diluted net income per share for fiscal years 2022, 2021 and 2020 (in thousands except per share amounts):

	Years Ended March 31,
	2022	2021	2020
Net income	$644,513	$947,257	$449,723

Shares used in net income per share computation:
Weighted average shares outstanding - basic	167,447	168,523	166,837
Effect of potentially dilutive equivalent shares	2,967	3,252	2,544
Weighted average shares outstanding - diluted	170,414	171,775	169,381

Net income per share:
Basic	$3.85	$5.62	$2.70
Diluted	$3.78	$5.51	$2.66
Share equivalents attributable to outstanding stock options, RSUs and employee share purchase plans ("ESPP") totaling 2.0 million, 0.1 million, and 1.7 million shares during fiscal years 2022, 2021 and 2020, respectively, were excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive. Except for fiscal year 2021, certain performance-based awards in the periods presented were excluded because all necessary conditions had not been satisfied by the end of the respective period, and those shares were not issuable if the end of the reporting period were the end of the performance contingency period.
Note 5—Employee Benefit Plans
Employee Share Purchase Plans and Stock Incentive Plans
As of March 31, 2022, the Company offers the 2006 Employee Share Purchase Plan, as amended and restated (Non-U.S.) ("2006 ESPP)", the 1996 Employee Share Purchase Plan (U.S.), as amended and restated ("1996 ESPP"), and the 2006 Stock Incentive Plan ("2006 Plan") as amended and restated. The 2012 Stock Inducement Equity Plan ("2012 Plan") expired on March 28, 2022. Shares issued to employees as a result of purchases or exercises under these plans are generally issued from shares held in treasury stock.
Logitech International S.A. | Fiscal 2022 Form 10-K | 85

The following table summarizes share-based compensation expense and total income tax benefit recognized for fiscal years 2022, 2021 and 2020 (in thousands):

	Years Ended March 31,
	2022	2021	2020
Cost of goods sold	$6,695	$6,438	$4,852
Marketing and selling	37,796	36,788	26,835
Research and development	18,356	14,179	9,273
General and administrative	30,632	28,614	13,910
Total share-based compensation expense	93,479	86,019	54,870
Income tax benefit	(26,987)	(19,472)	(14,109)
Total share-based compensation expense, net of income tax benefit	$66,492	$66,547	$40,761
As of March 31, 2022, 2021 and 2020, the balance of capitalized stock-based compensation included in inventory was $1.1 million, $1.1 million, and $0.9 million, respectively.
The following table summarizes total unamortized share-based compensation expense and the remaining period over which such expense is expected to be recognized, on a weighted-average basis by type of grant (in thousands, except number of months):

	March 31, 2022
	Unamortized Expense	Remaining Months
ESPP	$2,341	4
Stock Options	19,746	35
Time-based RSUs	109,637	24
Market-based and performance-based RSUs	36,669	21
Total unamortized share-based compensation expense	$168,393
Under the 1996 ESPP and 2006 ESPP plans, eligible employees may purchase shares at the lower of 85% of the fair market value at the beginning or the end of each offering period, which is generally six months. Subject to continued participation in these plans, purchase agreements are automatically executed at the end of each offering period. An aggregate of 29.0 million shares were reserved for issuance under the 1996 and 2006 ESPP plans. As of March 31, 2022, a total of 4.1 million shares were available for new awards under these plans.
The 2006 Plan provides for the grant to eligible employees and non-employee directors of stock options, stock appreciation rights, restricted stock and RSUs. Awards under the 2006 Plan may be conditioned on continued employment, the passage of time or the satisfaction of performance and market vesting criteria. The 2006 Plan, as amended, has no expiration date. All stock options under this plan have terms not exceeding ten years and are issued at exercise prices not less than the fair market value on the date of grant. An aggregate of 30.6 million shares were reserved for issuance under the 2006 Plan. As of March 31, 2022, a total of 6.4 million shares were available for new awards under this plan.
Time-based RSUs granted to employees under the 2006 Plan generally vest in three to four equal annual installments on the grant date anniversary. Time-based RSUs granted to non-executive board members under the 2006 Plan vest on the grant date anniversary, or if earlier and only if the non-executive board member is not re-elected as a director at such annual general meeting, the date of the next annual general meeting following the grant date.
In fiscal years 2022, 2021 and 2020, the Company granted RSUs with both performance and market conditions, which vest at the end of the three-year performance period upon meeting predetermined financial metrics over three years, with the number of shares to be received upon vesting determined based on weighted average constant currency revenue growth rate and the Company's Total Shareholder Return ("TSR") relative to the performance of companies in the Russell 3000 Index for fiscal years 2022 and 2021 and NASDAQ-100 Index for fiscal year 2020 over the same three years period. The Company presents shares granted and vested at 100 percent of the target of the number of stock units that may potentially vest. The aggregate fair value of shares that
Logitech International S.A. | Fiscal 2022 Form 10-K | 86

actually vested during the year is based on the actual number of stock units vested during the year based on the achievement of the financial metrics over the performance period.
Under the 2012 Plan, stock options and RSUs may be granted to eligible employees to serve as an inducement to enter into employment with the Company. Awards under the 2012 Plan may be conditioned on continued employment, the passage of time or the satisfaction of market stock performance criteria, based on individually written employment offer letter. An aggregate of 1.8 million shares were reserved for issuance under the 2012 Plan, and all of the reserved shares had been issued before the 2012 Plan expired on March 28, 2022.
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
The grant date fair value of the awards using the Black-Scholes-Merton option-pricing valuation model and Monte-Carlo simulation method is determined with the following assumptions and values:

	Stock Options			Employee Stock Purchase Plans
	Years Ended March 31,			Years Ended March 31,
	2022	2021	2020	2022	2021	2020
Dividend yield	1.18%	*	*	1.03%	1.04%	1.74%
Risk-free interest rate	1.99%	*	*	0.27%	0.10%	1.81%
Expected volatility	34%	*	*	35%	47%	24%
Expected life (years)	6.2	*	*	0.5	0.5	0.5
Weighted average grant date fair value per share	$25.88	*	*	$23.55	$24.67	$9.35
* Not applicable as no stock options were granted for fiscal year 2021 and 2020.

RSUs with Market Conditions	Years Ended March 31,
	2022	2021	2020
Dividend yield	0.78%	1.24%	1.76%
Risk-free interest rate	0.31%	0.21%	2.11%
Expected volatility	37%	31%	30%
Expected life (years)	3.0	3.0	3.0
The dividend yield assumption is based on the Company's history and future expectations of dividend payouts. The unvested RSUs or unexercised options are not eligible for these dividends. The expected life is based on the purchase offerings periods expected to remain outstanding for employee stock purchase plan, or the performance period for RSUs with market conditions. The expected life for stock options represents the estimated period of time until option exercise. Since the Company has limited historical stock option exercise experience, the Company used the simplified method in estimating the expected life, which is calculated as the average of the sum of the vesting term and the original contractual term of the stock options. Expected volatility is based on historical volatility using the Company's daily closing prices, or including the volatility of components of the NASDAQ 100 index or the Russell 3000 Index for market-based RSUs, over the expected life. The Company considers the historical price volatility of its shares as most representative of future volatility. The risk-free interest rate assumptions are based upon the implied yield of U.S. Treasury zero-coupon issues appropriate for the expected life of the Company's share-based awards.
For RSUs with performance conditions, the Company estimates the probability and timing of the achievement of the set performance condition at the time of the grant based on the historical financial performance and the financial forecast in the remaining performance period and reassesses the probability in subsequent periods when actual results or new information become available.
Logitech International S.A. | Fiscal 2022 Form 10-K | 87

A summary of the Company's stock option activities under all stock plans for fiscal years 2022, 2021 and 2020 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In thousands)
Outstanding, March 31, 2019	2,607
Exercised	(573)			$19,339
Canceled or expired	(65)
Outstanding, March 31, 2020	1,969
Exercised	(1,347)			$68,596
Outstanding, March 31, 2021	622	$34	7.1	$43,625
Granted	842	$80
Exercised	(71)	$39		$5,573
Outstanding, March 31, 2022	1,393	$62	8.3	$21,830
Vested and exercisable, March 31, 2022	551	$34	6.0	$22,006
As of March 31, 2022, the exercise price of outstanding options ranged from $8 to $80 per share option.
The tax benefit realized for the tax deduction from options exercised during fiscal years 2022, 2021 and 2020 was $1.2 million, $0.6 million and $0.1 million, respectively.
A summary of the Company's time-based, market-based and performance-based RSU activities for fiscal years 2022, 2021 and 2020 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Vesting Period	Aggregate Fair Value
	(In thousands)		(Years)	(In thousands)
Outstanding, March 31, 2019	4,421	$29
Granted—time-based	1,431	$38
Granted—market and performance-based	365	$40
Vested	(1,705)			$76,389
Canceled or expired	(561)
Outstanding, March 31, 2020	3,951	$36
Granted—time-based	1,046	$60
Granted—market and performance-based	303	$67
Vested	(1,444)			$168,816
Canceled or expired	(213)
Outstanding, March 31, 2021	3,643	$45
Granted—time-based	868	$103
Granted—market and performance-based	203	$124
Vested	(1,463)	$40		$133,977
Canceled or expired	(205)	$62
Outstanding, March 31, 2022	3,046	$68	1.2	$233,797
The RSUs outstanding as of March 31, 2022 above include 0.8 million shares with both market-based and performance-based vesting conditions.
The tax benefit realized for the tax deduction from RSUs that vested during fiscal years 2022, 2021 and 2020 was $25.2 million, $16.3 million and $12.1 million, respectively.

Logitech International S.A. | Fiscal 2022 Form 10-K | 88

Defined Contribution Plans
Certain of the Company's subsidiaries have defined contribution employee benefit plans covering all or a portion of their employees. Contributions to these plans are discretionary for certain plans and are based on specified or statutory requirements for others. The charges to expense for these plans for fiscal years 2022, 2021 and 2020, were $13.9 million, $10.6 million and $8.6 million, respectively.
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
The net periodic benefit cost of the defined benefit pension plans and the non-retirement post-employment benefit obligations for fiscal years 2022, 2021 and 2020 was as follows (in thousands):

	Years Ended March 31,
	2022	2021	2020
Service costs	$14,693	$12,121	$11,008
Interest costs	920	1,047	1,055
Expected return on plan assets	(2,930)	(2,535)	(2,616)
Amortization:
Net prior service credit recognized	(465)	(467)	(435)
Net actuarial loss (gain) recognized	(2,158)	2,144	1,386
Settlement	—	—	(97)
Total net periodic benefit cost	$10,060	$12,310	$10,301
The components of net periodic benefit cost other than the service costs component are included in other income (expense), net in the consolidated statements of operations.
The changes in projected benefit obligations for fiscal years 2022 and 2021 were as follows (in thousands):

	Years Ended March 31,
	2022	2021
Projected benefit obligations, beginning of the year	$202,348	$160,914
Service costs	14,693	12,121
Interest costs	920	1,047
Plan participant contributions	6,092	4,733
Actuarial (gains) losses	(31,198)	15,762
Benefits paid	(3,904)	(3,947)
Transfer of prior vested benefits	14,963	7,556
Administrative expense paid	(130)	(130)
Currency exchange rate changes and other	3,767	4,292
Projected benefit obligations, end of the year	$207,551	$202,348
The accumulated benefit obligation for all defined benefit pension plans as of March 31, 2022 and 2021 was $178.5 million and $171.2 million, respectively.
Logitech International S.A. | Fiscal 2022 Form 10-K | 89

Actuarial gains related to the change in the benefit obligation for the Company's pension plans for fiscal year 2022 was primarily due to an increase in discount rate. Actuarial losses related to the change in benefit obligation for fiscal year 2021 was primarily due to the decrease in the discount rate.
The following table presents the changes in the fair value of defined benefit pension plan assets for fiscal years 2022 and 2021 (in thousands):

	Years Ended March 31,
	2022	2021
Fair value of plan assets, beginning of the year	$128,061	$98,010
Actual return on plan assets	(2,156)	11,706
Employer contributions	10,877	8,064
Plan participant contributions	6,092	4,733
Benefits paid	(3,904)	(3,947)
Transfer of prior vested benefits	14,963	7,556
Administrative expenses paid	(130)	(130)
Currency exchange rate changes	2,315	2,069
Fair value of plan assets, end of the year	$156,118	$128,061
The Company's investment objectives are to ensure that the assets of its defined benefit plans are invested to provide an optimal rate of investment return on the total investment portfolio, consistent with the assumption of a reasonable risk level, and to ensure that pension funds are available to meet the plans' benefit obligations as they become due. The Company believes that a well-diversified investment portfolio will result in the highest attainable investment return with an acceptable level of overall risk. Investment strategies and allocation decisions are also governed by applicable governmental regulatory agencies. The Company's investment strategy with respect to its largest defined benefit plan, which is available only to Swiss employees, is to invest per the following allocation: 33% in equities, 28% in bonds, 28% in real estate, 4% in cash and cash equivalents and the remaining in other investments. The Company can invest in real estate funds, commodity funds, and hedge funds depending upon economic conditions.
The following tables present the fair value of the defined benefit pension plan assets by major categories and by levels within the fair value hierarchy as of March 31, 2022 and 2021 (in thousands):

	March 31,
	2022			2021
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash and cash equivalents	$16,317	$—	$16,317	$21,715	$—	$21,715
Equity securities	48,591	—	48,591	38,437	—	38,437
Debt securities	38,513	—	38,513	31,034	—	31,034
Real estate funds	25,146	13,077	38,223	20,802	8,341	29,143
Hedge funds	—	8,076	8,076	—	2,730	2,730
Other	6,034	364	6,398	4,704	298	5,002
Total fair value of plan assets	$134,601	$21,517	$156,118	$116,692	$11,369	$128,061
The funded status of the plans was as follows (in thousands):

	Years Ended March 31,
	2022	2021
Fair value of plan assets	$156,118	$128,061
Less: projected benefit obligations	207,551	202,348
Underfunded status	$(51,433)	$(74,287)
Logitech International S.A. | Fiscal 2022 Form 10-K | 90

Amounts recognized on the balance sheet for the plans were as follows (in thousands):

	March 31,
	2022	2021
Current liabilities	$1,677	$2,738
Non-current liabilities	49,756	71,549
Total liabilities	$51,433	$74,287
Amounts recognized in accumulated other comprehensive loss related to defined benefit pension plans were as follows (in thousands):

	March 31,
	2022	2021	2020
Net prior service credits	$2,883	$3,263	$3,647
Net actuarial loss	(4,304)	(27,553)	(22,722)
Accumulated other comprehensive loss	(1,421)	(24,290)	(19,075)
Deferred taxes	(2,074)	1,090	(941)
Accumulated other comprehensive loss, net of tax	$(3,495)	$(23,200)	$(20,016)
The actuarial assumptions for the defined benefit plans were as follows:

Years Ended March 31,
	2022	2021
Benefit Obligations:
Discount rate	1.00% - 6.75%	0.25% - 6.00%
Estimated rate of compensation increase	2.00% - 10.00%	2.00% - 10.00%
Cash balance interest credit rate	0.00% - 1.75%	0.00% - 1.75%

Years Ended March 31,
	2022	2021	2020
Periodic Costs:
Discount rate	0.25% - 6.00%	0.50% - 6.75%	0.55% - 7.25%
Estimated rate of compensation increase	2.00% - 10.00%	2.25% - 10.00%	2.50% - 10.00%
Expected average rate of return on plan assets	1.00% - 2.25%	1.00% - 2.50%	0.89% - 3.00%
Cash balance interest credit rate	0.00% - 1.75%	0.00% - 1.75%	1.75% - 2.00%
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
Logitech International S.A. | Fiscal 2022 Form 10-K | 91

The following table reflects the benefit payments that the Company expects the plans to pay in the periods noted (in thousands):

Years Ending March 31,
2023	$12,387
2024	12,700
2025	13,600
2026	12,546
2027	14,362
Thereafter	67,605
Total expected benefit payments by the plan	$133,200
The Company expects to contribute $10.1 million to its defined benefit pension plans during fiscal year 2023.
Deferred Compensation Plan
One of the Company's subsidiaries offers a deferred compensation plan that permits eligible employees to make 100% vested salary and incentive compensation deferrals within established limits. The Company does not make contributions to the plan.
The deferred compensation plan's assets consist of marketable securities and are included in other assets on the consolidated balance sheets. The marketable securities were recorded at a fair value of $28.4 million and $24.8 million as of March 31, 2022 and 2021, respectively, based on quoted market prices. The Company also had $28.4 million and $24.8 million in deferred compensation liability as of March 31, 2022 and 2021, respectively. Earnings, gains and losses on deferred compensation investments are included in other income (expense), net and corresponding changes in deferred compensation liability are included in operating expenses and cost of goods sold.
Note 6—Other Income (Expense), net
Other income (expense), net comprises of the following (in thousands):

	Years Ended March 31,
	2022	2021	2020
Investment gain (loss) related to the deferred compensation plan	$1,231	$5,916	$(831)
Currency exchange loss, net	(4,604)	(2,688)	(909)
Gain (loss) on investments, net (1)	(1,683)	(5,910)	39,011
Other (2)	5,616	893	941
Other income (expense), net	$560	$(1,789)	$38,212
(1) Includes realized gain (loss) on sales of investments, unrealized gain (loss) from the change in fair value of investments and gain (loss) on equity-method investments, as applicable. On March 2, 2020, the Company sold its $5.5 million investment, in a privately held company, for proceeds with a total fair value of $45.3 million consisting of cash, a subordinated note and an equity interest in another privately held company. As a result, the Company recognized a gain of $39.8 million related to the sale of this investment in fiscal year 2020.
(2) Includes the components of net periodic benefit cost of defined pension plans other than the service cost component (see Note 5).

Logitech International S.A. | Fiscal 2022 Form 10-K | 92

Note 7—Income Taxes
The Company is incorporated in Switzerland but operates in various countries with differing tax laws and rates. Further, a portion of the Company's income before taxes and the provision for (benefit from) income taxes is generated outside of Switzerland.
Income from continuing operations before income taxes for fiscal years 2022, 2021 and 2020 is summarized as follows (in thousands):

	Years Ended March 31,
	2022	2021	2020
Swiss	$579,258	$984,185	$238,303
Non-Swiss	196,560	163,935	86,023
Income before taxes	$775,818	$1,148,120	$324,326
The provision for (benefit from) income taxes is summarized as follows (in thousands):

	Years Ended March 31,
	2022	2021	2020
Current:
Swiss	$59,659	$121,199	$5,474
Non-Swiss	44,094	45,056	29,078
Deferred:
Swiss	29,198	31,558	(153,210)
Non-Swiss	(1,646)	3,050	(6,739)
Provision for (benefit from) income taxes	$131,305	$200,863	$(125,397)
The difference between the provision for (benefit from) income taxes and the expected tax provision (tax benefit) at the statutory income tax rate of 8.5% is reconciled below (in thousands):

	Years Ended March 31,
	2022	2021	2020
Expected tax provision at statutory income tax rates	$65,945	$97,590	$27,568
Income taxes at different rates	61,296	88,760	(5,592)
Research and development tax credits	(5,957)	(3,844)	(4,692)
Executive compensation	4,683	4,821	1,582
Stock-based compensation	(9,141)	(3,161)	(2,735)
Deferred tax effects from TRAF	—	1,944	(206,792)
Valuation allowance	887	(247)	(538)
Restructuring charges / (credits)	—	(5)	12
Unrecognized tax benefits	16,577	15,978	64,683
Audit settlement	(3,655)	—	—
Other, net	670	(973)	1,107
Provision for (benefit from) income taxes	$131,305	$200,863	$(125,397)
Logitech International S.A. | Fiscal 2022 Form 10-K | 93

Deferred income tax assets and liabilities consist of the following (in thousands):

	March 31,
	2022	2021
Deferred tax assets:
Tax attributes carryforward	$34,736	$42,482
Accruals	88,060	79,884
Depreciation and amortization	585	1,628
Tax step-up of goodwill from TRAF	118,000	134,122
Share-based compensation	13,152	12,784
Gross deferred tax assets	254,533	270,900
Valuation allowance	(29,858)	(28,926)
Deferred tax assets after valuation allowance	224,675	241,974
Deferred tax liabilities:
Acquired intangible assets and other	(33,008)	(32,789)
Deferred tax liabilities	(33,008)	(32,789)
Deferred tax assets, net	$191,667	$209,185
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
The Company had a valuation allowance against deferred tax assets of $29.9 million at March 31, 2022, compared to $28.9 million at March 31, 2021. The Company had a valuation allowance of $29.7 million as of March 31, 2022 against deferred tax assets in the state of California, an increase from $28.5 million as of March 31, 2021 from activities during the year. The remaining valuation allowance primarily represents $0.2 million for various tax attribute carryforwards. The Company determined that it is more likely than not that the Company would not generate sufficient taxable income in the future to utilize such deferred tax assets.
As of March 31, 2022, the Company had foreign net operating loss and tax credit carryforwards for income tax purposes of $81.9 million and $74.0 million, respectively. Unused net operating loss carryforwards will expire at various dates beginning in fiscal year 2029. Certain net operating loss carryforwards in the United States relate to acquisitions and, as a result, are limited in the amount that can be utilized in any one year. The tax credit carryforwards will begin to expire in fiscal year 2025.
Swiss income taxes and non-Swiss withholding taxes associated with the repatriation of earnings or for other temporary differences related to investments in non-Swiss subsidiaries have not been provided for, as the Company intends to reinvest the earnings of such subsidiaries indefinitely. If these earnings were distributed to Switzerland in the form of dividends or otherwise, or if the shares of the relevant non-Swiss subsidiaries were sold or otherwise transferred, the Company may be subject to additional Swiss income taxes and non-Swiss withholding taxes. As of March 31, 2022, the cumulative amount of unremitted earnings of non-Swiss subsidiaries for which no income taxes have been provided is approximately $245.6 million. The amount of unrecognized deferred income tax liability related to these earnings is estimated to be approximately $6.0 million.
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
As of March 31, 2022 and 2021, the total amount of unrecognized tax benefits due to uncertain tax positions was $176.0 million and $160.3 million, respectively, all of which would affect the effective income tax rate if recognized.
Logitech International S.A. | Fiscal 2022 Form 10-K | 94

As of March 31, 2022 and 2021, the Company had $83.4 million and $59.2 million, respectively, in non-current income taxes payable, including interest and penalties, related to the Company's income tax liability for uncertain tax positions.
The aggregate changes in gross unrecognized tax benefits in fiscal years 2022, 2021 and 2020 were as follows (in thousands).

March 31, 2019	$76,549
Lapse of statute of limitations	(3,501)
Decreases in balances related to tax positions taken during prior years	(679)
Increases in balances related to tax positions taken during the year	71,128
March 31, 2020	$143,497
Lapse of statute of limitations	(4,024)
Decreases in balances related to tax positions taken during prior years	—
Increases in balances related to tax positions taken during the year	23,780
March 31, 2021	$163,253
Lapse of statute of limitations	(4,232)
Settlements with taxing authorities	(2,015)
Increases in balances related to tax positions taken during the year	22,366
March 31, 2022	$179,372
Fiscal year 2020 includes gross unrecognized tax benefits recorded as a result of the enactment of the Tax Reform and AHV Financing ("TRAF") in Switzerland.
The Company recognizes interest and penalties related to unrecognized tax positions in income tax expense. The Company recognized $1.5 million, $1.1 million, and $2.0 million in interest and penalties in income tax expense during fiscal years 2022, 2021 and 2020, respectively. As of March 31, 2022 and 2021, the Company had $3.6 million, and $4.9 million, respectively, of accrued interest and penalties related to uncertain tax positions.
The Company files Swiss and foreign tax returns. The Company received final tax assessments in Switzerland through fiscal year 2019. For other material foreign jurisdictions such as the United States and China, the Company is generally not subject to tax examinations for years prior to fiscal year 2019 and calendar year 2019, respectively. In the United States, the federal and state tax agencies have the authority to examine periods prior to fiscal year 2019, to the extent allowed by law, where tax attributes were generated, carried forward, and being utilized in subsequent years. The Company is under examination in foreign tax jurisdictions. If the examinations are resolved unfavorably, there is a possibility they may have a material negative impact on its results of operations. In fiscal year 2022, uncertain tax positions decreased by $4.2 million from an effective settlement of an income tax audit in a foreign jurisdiction.
Although the Company has adequately provided for uncertain tax positions, the provisions on these positions may change as revised estimates are made or the underlying matters are settled or otherwise resolved. During the next 12 months, it is reasonably possible that the amount of unrecognized tax benefits could increase or decrease significantly due to changes in tax law in various jurisdictions, new tax audits and changes in the U.S. Dollar as compared to other currencies. Excluding these factors, uncertain tax positions may decrease by as much as $4.2 million primarily from the lapse of the statutes of limitations in various jurisdictions during the next 12 months.
Logitech International S.A. | Fiscal 2022 Form 10-K | 95

Note 8—Balance Sheet Components
The following table presents the components of certain balance sheet asset amounts as of March 31, 2022 and 2021 (in thousands):

	March 31,
	2022	2021
Accounts receivable, net:
Accounts receivable	$964,766	$867,868
Allowance for doubtful accounts	(2,212)	(1,161)
Allowance for sales returns	(12,321)	(14,438)
Allowance for cooperative marketing arrangements	(56,372)	(43,276)
Allowance for customer incentive programs	(97,460)	(76,200)
Allowance for pricing programs	(120,797)	(120,568)
	$675,604	$612,225
Inventories:
Raw materials	$226,155	$146,886
Finished goods	706,969	514,230
	$933,124	$661,116
Other current assets:
VAT receivables	$58,850	$67,710
Prepaid expenses and other assets	76,628	67,940
	$135,478	$135,650
Property, plant and equipment, net:
Plant, buildings and improvements	$68,477	$66,055
Equipment and tooling	268,164	244,962
Computer equipment	31,562	27,869
Software	72,391	56,087
	440,594	394,973
Less: accumulated depreciation and amortization	(349,606)	(303,460)
	90,988	91,513
Construction-in-process	15,915	19,637
Land	2,904	2,910
	$109,807	$114,060
Other assets:
Deferred tax assets	$193,629	$210,888
Right-of-use assets	40,661	31,169
Investments for deferred compensation plan	28,431	24,809
Investments in privately held companies	43,068	43,402
Other assets	14,933	13,980
	$320,722	$324,248

Logitech International S.A. | Fiscal 2022 Form 10-K | 96

The following table presents the components of certain balance sheet liability amounts as of March 31, 2022 and 2021 (in thousands):

	March 31,
	2022	2021
Accrued and other current liabilities:
Accrued customer marketing, pricing and incentive programs	$232,393	$185,394
Accrued personnel expenses	165,090	173,360
Accrued sales return liability	40,507	43,178
VAT payable	39,602	50,620
Income taxes payable	35,355	131,408
Warranty accrual	32,987	33,228
Accrued payables - non-inventory	26,722	52,392
Operating lease liabilities	13,690	13,101
Contingent consideration	8,042	6,967
Other current liabilities	190,460	168,969
	$784,848	$858,617
Other non-current liabilities:
Employee benefit plan obligations	$50,741	$72,321
Obligation for deferred compensation plan	28,431	24,809
Operating lease liabilities	28,207	21,319
Warranty accrual	13,232	15,604
Contingent consideration	4,217	—
Deferred tax liabilities	1,962	1,679
Other non-current liabilities	5,343	3,770
	$132,133	$139,502

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
Logitech International S.A. | Fiscal 2022 Form 10-K | 97

The following table presents the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis, excluding assets related to the Company's defined benefit pension plans, classified by the level within the fair value hierarchy (in thousands):

	March 31, 2022			March 31, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$762,055	$—	$—	$669,759	$—	$—
Investments for deferred compensation plan included in other assets:
Cash	$108	$—	$—	$31	$—	$—
Common stock	2,329	—	—	1,569	—	—
Money market funds	6,765	—	—	6,734	—	—
Mutual funds	19,229	—	—	16,475	—	—
Total of investments for deferred compensation plan	$28,431	$—	$—	$24,809	$—	$—

Currency derivative assets included in other current assets	$—	$1,517	$—	$—	$5,452	$—

Liabilities:
Contingent consideration included in accrued and other current liabilities	$—	$—	$8,042	$—	$—	$6,430
Contingent consideration included in other non-current liabilities	$—	$—	$3,971	$—	$—	$—
Currency derivative liabilities included in accrued and other current liabilities	$—	$165	$—	$—	$100	$—
The following table summarizes the change in the fair value of the Company's contingent consideration balance during fiscal year 2022 and 2021 (in thousands):

	Year Ended March 31,
	2022	2021
Contingent consideration, beginning of the year	$6,967	$23,284
Fair value of contingent consideration upon acquisition (1)	9,973	6,430
Change in fair value of contingent consideration	(3,509)	5,716
Settlements of contingent consideration (2)	(1,172)	(28,463)
Contingent consideration, end of the year	$12,259	$6,967
(1) The amount for fiscal year 2022 relates to the technology acquisition in fiscal year 2022. The amount for fiscal year 2021 relates to the Mevo acquisition and the other technology acquisition in fiscal year 2021. See Contingent Consideration for Business Acquisition section below for more information.

(2) As of June 30, 2020, the earn-out period was completed in connection with the Company's acquisition of Streamlabs as disclosed below. The fair value of contingent consideration of $29.0 million as of June 30, 2020 is based on the actual net sales of Streamlabs services during the earn-out period and is no longer subject to fair value measurement and was accordingly transferred out of Level 3. During the third quarter of fiscal year 2021, $28.5 million of the contingent consideration was transferred from other current liabilities to equity upon settlement of the contingent consideration through the issuance of shares out of treasury stock. During the fourth quarter of fiscal year 2022, an additional $0.3 million of the contingent consideration was transferred from other current liabilities to equity upon settlement of the contingent consideration through the issuance of shares out of treasury stock. The remaining $0.2 million is held back in escrow for claims made against the escrow and for the payment of taxes.

Logitech International S.A. | Fiscal 2022 Form 10-K | 98

Investments for Deferred Compensation Plan
The marketable securities for the Company's deferred compensation plan are recorded at a fair value of $28.4 million and $24.8 million as of March 31, 2022 and 2021, respectively, based on quoted market prices. Quoted market prices are observable inputs that are classified as Level 1 within the fair value hierarchy. Unrealized gains related to marketable securities for fiscal years 2022, 2021 and 2020 are included in other income (expense), net in the consolidated statements of operations (see Note 6).
Contingent Consideration for Business Acquisitions
The contingent consideration arising from the technology acquisition on May 19, 2021 (see Note 3) represents the future potential earn-out payments of up to $10.0 million payable in cash upon the achievement of three technical development milestones required to be completed as of December 31, 2021, June 30, 2022, and June 30, 2023. The fair value of the contingent consideration as of the acquisition date was $10.0 million, which was determined using a probability-weighted expected payment model and discounted at the estimated cost of debt. During the third quarter of fiscal year 2022, $0.9 million of the contingent consideration was released from other current liabilities upon cash settlement of the contingent consideration for the first technical development milestone.
The contingent consideration arising from the Mevo Acquisition on February 17, 2021 (see Note 3) represents the future potential earn-out payments of up to $17.0 million payable in cash only upon the achievement of certain net sales for the period beginning on December 26, 2020 and ending on December 31, 2021. The fair value of the contingent consideration as of the acquisition date was $3.4 million, which was determined by using a Black-Scholes-Merton valuation model to calculate the probability of the earn-out threshold being met, times the value of the earn-out payment, and discounted at the risk-free rate. The valuation included significant assumptions and unobservable inputs such as the projected sales of Mevo over the earn-out period, risk-free rate, and the net sales volatility. Projected sales were based on the Company's internal projections, including analysis of the target market and historical sales of Mevo products. As of March 31, 2021 the fair value of the contingent consideration remained as $3.4 million. As of December 31, 2021, the fair value of the contingent consideration was released from other current liabilities as the net sales milestone was not achieved upon completion of the earn-out period.
The contingent consideration arising from the technology acquisition on January 4, 2021 (see Note 3) represents the future potential earn-out payments of up to $3.0 million payable in cash upon the achievement of two technical development milestones required to be completed as of December 31, 2021 and March 31, 2022. The fair value of the contingent consideration was determined using a probability-weighted expected payment model and discounted at the estimated cost of debt. The contingent consideration is expected to be paid in the first two quarters of fiscal year 2023.
In connection with the acquisition of Streamlabs on October 31, 2019 (see Note 3), the Company agreed to pay a total earn out payment of $29.0 million, payable in stock, only upon the achievement of certain net revenues for the period beginning on January 1, 2020 and ending on June 30, 2020. The fair value of the contingent consideration as of the acquisition date was $0.04 million, and increased to $23.3 million as of March 31, 2020, which was determined by using a Black-Scholes-Merton valuation model to calculate the probability of the earn-out threshold being met, times the value of the earn-out payment, and discounted at the risk-free rate. The fair value was increased by $5.7 million to $29.0 million as of June 30, 2020, based on actual sales. During the third quarter of fiscal year 2021 and the fourth quarter of fiscal year 2022, the Company issued 390,397 and 4,010 shares, respectively, out of treasury stock to former security holders of Streamlabs, in satisfaction of payment of the contingent consideration that was earned during the earn-out period. The issuances of such shares were deemed to be exempt from registration under the Securities Act of 1933 (the "Securities Act"), in reliance on Regulation D of the Securities Act as transactions by an issuer not involving a public offering.
Although the estimate of contingent consideration is based on management’s best knowledge of current events, the estimate could change significantly from period to period. Actual results that differ from the assumptions used and any changes to the significant assumptions and unobservable inputs used could have a material impact on future results of operations.
Equity Method Investments

The Company has certain non-marketable investments included in other assets that are accounted for under the equity method of accounting, with a carrying value of $40.2 million and $40.7 million as of March 31, 2022 and 2021, respectively. Unrealized gains (losses) related to equity investments for fiscal years 2022, 2021 and 2020 are included in other income (expense), net in the Company's consolidated statements of operations. There was no impairment of these assets during fiscal years 2022, 2021 and 2020.
Logitech International S.A. | Fiscal 2022 Form 10-K | 99

On March 2, 2020, the Company sold its $5.5 million investment, in a privately held company, for proceeds with a total fair value of $45.3 million consisting of cash, a 6% subordinated note due in five years, and a Series A preferred units and Series B common units in Marlin-SL Topco, LP ("Marlin"). As of March 31, 2022, the investment represents an ownership interest of approximately 8.9% in Marlin.
The Company has evaluated whether Marlin qualifies as a variable interest entity ("VIE") pursuant to the accounting guidance of ASC 810, Consolidations. On the basis that the total equity investment in Marlin may not be sufficient to absorb its expected losses, the Company concluded that Marlin is currently a VIE. However, considering the Company's minority interest and limited involvement with the Marlin business, the Company concluded it is not required to consolidate Marlin. Rather, the Company accounts for this investment under the equity method as it represents an ownership interest in a limited partnership that is more than minor. The promissory note is accounted for as a loan receivable and is included in other assets in the consolidated balance sheets.
The Company's maximum exposure to any losses incurred by Marlin is limited to its investment. As of March 31, 2022 and 2021, the carrying value of the investment in Marlin was $21.4 million and $26.7 million, respectively. The Company's investment related to this VIE was not individually significant to the Company's consolidated financial statements.
Assets Measured at Fair Value on a Nonrecurring Basis
Financial Assets. The Company has certain investments without readily determinable fair values due to the absence of quoted market prices, the inherent lack of liquidity, and the fact that inputs used to measure fair value are unobservable and require management's judgment. When certain events or circumstances indicate that impairment may exist, the Company revalues the investments using various assumptions, including the financial metrics and ratios of comparable public companies. The carrying value is also adjusted for observable price changes with the same or similar security from the same issuer. The amount of these investments included in other assets was not material as of March 31, 2022 and 2021. There is no impairment recorded in fiscal year 2022. During fiscal year 2021, the Company recorded impairment charges of $2.0 million for its equity securities without readily determinable fair values, which had an initial cost basis of $2.0 million, as it was determined the carrying value of the investments were not recoverable.
Non-Financial Assets. Goodwill, intangible assets, and property, plant and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur (or tested at least annually for goodwill) such that a non-financial instrument is required to be evaluated for impairment and an impairment is recorded to reduce the non-financial instrument's carrying value to the fair value as a result of such triggering events, the non-financial assets and liabilities are measured at fair value during such period. See Note 2 for additional information about how the Company tests various asset classes for impairment. During the year ended March 31, 2022, the Company recorded impairment charges of $7.0 million for the Jaybird-related intangible assets (see Note 11).
Note 10—Derivative Financial Instruments
 Under certain agreements with the respective counterparties to the Company's derivative contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, the Company presents its derivative assets and derivative liabilities on a gross basis in other current assets or accrued and other current liabilities on the consolidated balance sheets as of March 31, 2022 and 2021.
See Note 9 for the fair values of the Company’s derivative instruments as of March 31, 2022 or 2021. The following table presents the amounts of gains and losses on the Company's derivative instruments designated as hedging instruments for fiscal years 2022, 2021 and 2020 and their locations on its consolidated statements of operations and consolidated statements of comprehensive income (in thousands):
Logitech International S.A. | Fiscal 2022 Form 10-K | 100

	Amount of Gain (Loss) Deferred as a Component of Accumulated Other Comprehensive Loss			Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Loss to Costs of Goods Sold
	2022	2021	2020	2022	2021	2020
Designated as hedging instruments:
Cash flow hedges	$6,308	$(4,071)	$205	$(8,221)	$8,043	$(813)
The Company presents the earnings impact from forward points in the same line item that is used to present the earnings impact of the hedged item, i.e. cost of goods sold, for hedging forecasted inventory purchases and such amount is not material for all periods presented.
Cash Flow Hedges: The Company enters into cash flow hedge contracts to protect against exchange rate exposure of forecasted inventory purchases. These hedging contracts mature within four months. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive income (loss) until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. Cash flows from such hedges are classified as operating activities in the consolidated statements of cash flows. Hedging relationships are discontinued when hedging contract is no longer eligible for hedge accounting, or is sold, terminated or exercised, or when the Company removes hedge designation for the contract. Gains and losses in the fair value of the effective portion of the discontinued hedges continue to be reported in accumulated other comprehensive loss until the hedged inventory purchases are sold, unless it is probable that the forecasted inventory purchases will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter. As of March 31, 2022 and 2021, the notional amounts of foreign currency exchange forward contracts outstanding related to forecasted inventory purchases were $125.4 million and $164.5 million, respectively. The Company estimates that $1.8 million of net gain related to its cash flow hedges included in accumulated other comprehensive loss as of March 31, 2022 will be reclassified into earnings within the next twelve months.
Other Derivatives: The Company also enters into foreign currency exchange forward and swap contracts to reduce the short-term effects of currency exchange rate fluctuations on certain receivables or payables denominated in currencies other than the functional currencies of its subsidiaries. These contracts generally mature within a month. The primary risk managed by using forward and swap contracts is the currency exchange rate risk. The gains or losses on these contracts are recognized in other income (expense), net in the consolidated statements of operations based on the changes in fair value. The notional amounts of these contracts outstanding as of March 31, 2022 and 2021 were $226.5 million and $123.8 million, respectively. Open forward and swap contracts as of March 31, 2022 and 2021 consisted of contracts in Japanese Yen, Australian Dollars, Canadian Dollars, Mexican Pesos, and Taiwanese Dollars to be settled at future dates at pre-determined exchange rates. Open forward and swap contracts outstanding as of March 31, 2022 additionally consisted of contracts in Chinese Renminbi and Brazilian Real to be settled at future dates at pre-determined exchange rates.
The fair value of all foreign currency exchange forward and swap contracts is determined based on observable market transactions of spot currency rates and forward rates. Cash flows from these contracts are classified as operating activities in the consolidated statements of cash flows.

Logitech International S.A. | Fiscal 2022 Form 10-K | 101

Note 11—Goodwill and Other Intangible Assets
The Company conducts its impairment analysis of goodwill and indefinite life intangible assets annually at December 31 or more frequently if changes in facts and circumstances indicate that it is more likely than not that the fair value of the Company’s reporting unit may be less than its carrying amount. The Company conducted its annual impairment analysis of goodwill and indefinite life intangible assets as of December 31, 2021 by performing a qualitative assessment and concluded that it was more likely than not that the fair value of its reporting unit exceeded its carrying amount. In assessing the qualitative factors, the Company considered the impact of these key factors: change in industry and competitive environment, growth in market capitalization, and budgeted-to-actual revenue performance for the twelve months ended December 31, 2021. There have been no triggering events identified affecting the valuation of goodwill and indefinite life intangible assets subsequent to the annual impairment test.
The following table summarizes the activities in the Company's goodwill balance (in thousands):

	Years Ended March 31,
	2022	2021
Beginning of the period	$429,604	$400,917
Acquisitions (1)	20,721	28,667
Effects of foreign currency translation	(2,150)	20
End of the period	$448,175	$429,604
(1) See Note 3 for more information related to acquisitions.
The Company's acquired intangible assets were as follows (in thousands):

	March 31,
	2022			2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	$36,790	$(22,295)	$14,495	$46,070	$(25,153)	$20,917
Developed technology	119,407	(83,540)	35,867	134,406	(90,450)	43,956
Customer contracts/relationships	71,110	(40,971)	30,139	91,010	(44,261)	46,749
In-process R&D	3,826	—	3,826	3,526	—	3,526
Effects of foreign currency translation (1)	(634)	86	(548)	—	—	—
	$230,499	$(146,720)	$83,779	$275,012	$(159,864)	$115,148
(1) Related to a technology acquisition in May 2021. See Note 3 for more information related to the acquisition.
During the third quarter of fiscal year 2022, the Company decided to discontinue Jaybird-branded products. As a result of this decision, the Company performed an analysis to compare the fair value of Jaybird-related intangible assets to their carrying amount. As the fair value using estimated discounted cash flows was less than the carrying amount, the Company recognized a pre-tax impairment charge in the consolidated statement of operations of $7.0 million, which was primarily related to customer contracts and relationships. See Note 16 for further information regarding the exit plan.
For fiscal years 2022, 2021 and 2020, amortization expense for intangible assets was, $30.2 million, $31.8 million and $30.9 million, respectively. The Company expects that annual amortization expense for fiscal years 2023, 2024, 2025, 2026 and 2027 will be $23.2 million, $19.9 million, $17.7 million, $10.7 million and $4.5 million, respectively, and $4.0 million thereafter.
The intangible assets as of March 31, 2022 and 2021 include IPR&D $3.8 million and $3.5 million, respectively, from asset acquisitions. IPR&D is capitalized at fair value and the amortization commences upon completion of the underlying projects. Once research and development efforts are completed, the corresponding amount of IPR&D is reclassified as an amortizable purchased intangible asset and is amortized over its estimated useful life. As of March 31, 2022 and 2021, there was no IPR&D amortized.
Logitech International S.A. | Fiscal 2022 Form 10-K | 102

Note 12—Financing Arrangements
The Company had several uncommitted, unsecured bank lines of credit aggregating $195.0 million and $143.2 million as of March 31, 2022 and 2021, respectively. There are no financial covenants under these lines of credit with which the Company must comply. As of March 31, 2022 and 2021, the Company had outstanding bank guarantees of $25.5 million and $91.3 million, respectively, under these lines of credit. There was no borrowing outstanding under these lines of credit as of March 31, 2022 and 2021.
Note 13—Commitments and Contingencies
Product Warranties
Changes in the Company's warranty liability for fiscal years 2022 and 2021 were as follows (in thousands):

	Years Ended March 31,
	2022	2021
Beginning of the period	$48,832	$40,039
Assumed from business acquisition	—	231
Provision	29,812	38,463
Settlements	(32,082)	(30,621)
Effects of foreign currency translation	(343)	720
End of the period	$46,219	$48,832
Indemnifications
The Company indemnifies certain of its suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses, including reasonable attorneys' fees. As of March 31, 2022, no material amounts have been accrued for these indemnification provisions. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under its indemnification arrangements.
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
Note 14—Shareholders' Equity
Share Capital
The Company's nominal share capital is CHF 43.3 million, consisting of 173,106,620 issued shares with a par value of CHF 0.25 each, of which 7,854,600 were held in treasury shares as of March 31, 2022.
The Company has reserved conditional capital of 25,000,000 shares for potential issuance on the exercise of rights granted under the Company's employee equity incentive plans and additional conditional capital for financing
Logitech International S.A. | Fiscal 2022 Form 10-K | 103

purposes, representing the issuance of up to 25,000,000 shares to cover any conversion rights under a future convertible bond issuance. At the 2020 Annual General Meeting, the shareholders of the Company authorized the Board of Directors to issue up to an additional 17,310,662 shares of the Company until September 9, 2022.
Dividends
Pursuant to Swiss corporate law, the payment of dividends is limited to certain amounts of unappropriated retained earnings (approximately CHF 1.7 billion, or $1.8 billion as of March 31, 2022) and is subject to shareholder approval.
In May 2022, the Board of Directors recommended that the Company pay cash dividends for fiscal year 2022 of approximately CHF 0.96 per share (USD equivalent of approximately $1.04 per share, which would result in a gross aggregate dividend of $172.1 million, based on the exchange rate and shares outstanding, net of treasury shares, on March 31, 2022).
In September 2021, the Company paid gross cash dividends of CHF 0.87 (USD equivalent of $0.95) per common share, totaling $159.4 million in U.S. Dollars, on the Company's outstanding common stock. In September 2020, the Company paid gross cash dividends of CHF 0.79 (USD equivalent of $0.87) per common share, totaling $146.7 million in U.S. Dollars, on the Company’s outstanding common stock. In September 2019, the Company paid gross cash dividends of CHF 0.73 (USD equivalent of $0.74) per common share, totaling $124.2 million in U.S. Dollars, on the Company's outstanding common stock.
Any future dividends will be subject to the approval of the Company's shareholders.
Legal Reserves
Under Swiss corporate law, a minimum of 5% of the Company's annual net income must be retained in a legal reserve until this legal reserve equals 20% of the Company's issued and outstanding aggregate par value per share capital. These legal reserves represent an appropriation of retained earnings that are not available for distribution and totaled $10.4 million at March 31, 2022 (based on the exchange rate at March 31, 2022).
Share Repurchases
In March 2017, the Company's Board of Directors approved the 2017 share repurchase program, which authorizes the Company to use up to $250.0 million to purchase up to 17.3 million of Logitech shares. This share repurchase program expired in April 2020.

In May 2020, the Company's Board of Directors approved the 2020 share repurchase program, which authorized the Company to use up to $250.0 million to purchase up to 17.3 million of Logitech shares. The Company's share repurchase program is expected to remain in effect for a period of three years through July 27, 2023. Shares may be repurchased from time to time on the open market, through block trades or otherwise. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors. In April 2021, the Company's Board of Directors approved an increase of $750.0 million of the 2020 share repurchase program, to an aggregate amount of $1.0 billion. The Swiss Takeover Board approved this increase and it became effective on May 21, 2021. As of March 31, 2022, $423.7 million was available for repurchase under the 2020 repurchase program.

A summary of the approved and active share repurchase program during fiscal year 2022 is shown in the following table (in thousands, excluding transaction costs):

	Approved		Repurchased
Share Repurchase Program	Shares (1)	Amounts	Shares	Amounts
May 2020	17,311	$1,000,000	6,452	$576,303
(1) The approval of each of the share repurchase programs by the Swiss Takeover Board limits the number of shares that the Company may repurchase to no more than 10% of its authorized share capital and voting rights.
Logitech International S.A. | Fiscal 2022 Form 10-K | 104

Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss were as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)
	Currency Translation Adjustment	Defined Benefit Plans	Deferred Hedging Gains (Losses)	Total
March 31, 2021	$(89,461)	$(23,200)	$3,746	$(108,915)
Other comprehensive income (loss)	(13,000)	19,705	(1,913)	4,792
March 31, 2022	$(102,461)	$(3,495)	$1,833	$(104,123)
Note 15—Segment Information
The Company operates in a single operating segment that encompasses the design, manufacturing and marketing of peripherals for PCs, tablets and other digital platforms. Operating performance measures are provided directly to the Company's CEO, who is considered to be the Company’s Chief Operating Decision Maker. The CEO periodically reviews information such as sales and adjusted operating income (loss) to make business decisions. These operating performance measures do not include restructuring charges (credits), net, share-based compensation expense, amortization and impairment of intangible assets, acquisition-related costs and change in fair value of contingent consideration from business acquisition.
Sales by product categories and sales channels, excluding intercompany transactions were as follows (in thousands):

	Years Ended March 31,
	2022	2021	2020
Pointing Devices	$781,108	$680,907	$544,519
Keyboards & Combos	967,301	784,488	571,720
PC Webcams	403,651	439,865	129,193
Tablet & Other Accessories	310,123	384,301	135,309
Gaming (1)	1,451,883	1,239,005	690,174
Video Collaboration	997,164	1,044,935	365,616
Mobile Speakers	149,782	174,895	221,791
Audio & Wearables	401,424	468,776	273,752
Smart Home	18,463	34,394	43,404
Other (2)	202	713	373
Total Sales	$5,481,101	$5,252,279	$2,975,851
(1) Gaming includes streaming services revenue generated by Streamlabs.
(2) Other includes products that the Company phased out because they are no longer strategic to the Company's business.
Sales by geographic region (based on the customers' locations) for fiscal years 2022, 2021 and 2020 were as follows (in thousands):

	Years Ended March 31,
	2022	2021	2020
Americas	$2,317,941	$2,206,552	$1,286,527
EMEA	1,724,027	1,735,682	941,211
Asia Pacific	1,439,133	1,310,045	748,113
Total Sales	$5,481,101	$5,252,279	$2,975,851
Logitech International S.A. | Fiscal 2022 Form 10-K | 105

Revenues from sales to customers in the United States represented 34%, 35% and 36% of sales in fiscal years 2022, 2021 and 2020, respectively. Revenues from sales to customers in Germany represented 15%, 16% and 15% of sales in fiscal years 2022, 2021 and 2020, respectively. Revenues from sales to customers in China represented 10% of sales in fiscal year 2022. No other country represented more than 10% of sales during these periods presented herein. Revenues from sales to customers in Switzerland, the Company's home domicile, represented 3%, 3% and 4% of sales in fiscal years 2022, 2021 and 2020, respectively.
Property, plant and equipment, net (excluding software) and right-of-use assets by geographic region were as follows (in thousands):

	March 31,
	2022	2021
Americas	$22,578	$18,023
EMEA	23,830	18,130
Asia Pacific	87,265	95,642
Total property, plant and equipment	$133,673	$131,795
Property, plant and equipment, net (excluding software) and right-of-use assets in the United States and China were $21.7 million and $66.8 million, respectively, as of March 31, 2022, and $17.2 million and $77.6 million, respectively, as of March 31, 2021. Property, plant and equipment, net (excluding software) and right-of-use assets in Switzerland, the Company's home domicile, were $13.6 million and $9.5 million as of March 31, 2022 and 2021, respectively. No other countries represented more than 10% of the Company's total consolidated property, plant and equipment, net (excluding software) and right-of-use assets as of March 31, 2022 or 2021.
Note 16—Restructuring
During the first quarter of fiscal year 2019, the Company implemented a restructuring plan to streamline and realign the Company's overall organizational structure and reallocate resources to support long-term growth opportunities. During the first quarter of fiscal year 2020, the Company had substantially completed this restructuring plan.

During the third quarter of fiscal year 2022, as part of the Company's strategic review, the Company decided to cease future product launches under the Jaybird-brand within the Audio & Wearables product category. As a result, the Company recorded pre-tax restructuring charges of $2.1 million during fiscal year 2022, which are included in restructuring charges (credits), net in the consolidated statement of operations.

Total charges related to the exit of Jaybird-branded products were $16.7 million, which included restructuring charges and other costs, for fiscal year 2022. The restructuring charges consisted of $1.3 million, primarily related to costs of production cancellation, and $0.8 million related to cash severance and termination benefits. The Company also recorded $7.6 million in cost of goods sold related to write-offs for excess inventories. In addition, as disclosed in Note 11, the Company recognized a pre-tax impairment charge of $7.0 million, related to intangible assets acquired as part of the Jaybird acquisition. The Company expects to substantially complete this restructuring within the next nine months.
Logitech International S.A. | Fiscal 2022 Form 10-K | 106

The following table summarizes restructuring-related activities during fiscal years 2022, 2021 and 2020 (in thousands):

	Restructuring - Continuing Operations
	Termination Benefits	Other	Total
Accrual balance at March 31, 2019	$4,389	$—	$4,389
Charges, net	144	—	144
Cash payments	(3,852)	—	(3,852)
Accrual balance at March 31, 2020	$681	$—	$681
Charges, net	(54)	—	(54)
Cash payments	—	—	—
Accrual balance at March 31, 2021	$627	$—	$627
Charges, net	879	1,286	2,165
Cash payments	(945)	(390)	(1,335)
Accrual balance at March 31, 2022	$561	$896	$1,457
The accrual balances are included in accrued and other current liabilities on the Company’s consolidated balance sheets.

Note 17 — Leases

The Company is a lessee in various noncancellable operating leases, primarily real estate facilities for office space and for transportation and office equipment.

As of March 31, 2022, the Company's lease arrangements comprise of operating leases with various expiration dates through June 30, 2031. The lease term for all of the Company’s leases includes the noncancellable period of the lease. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into the Company's determination of the duration of the lease arrangement.

The Company's leases do not contain any material residual value guarantees.

The total operating lease costs were $17.3 million, $15.0 million and $14.1 million as of March 31, 2022, 2021, and 2020, respectively, and included short-term lease costs and sublease income. Total variable lease costs were not material during the year ended March 31, 2022, 2021 and 2020. The total operating and variable lease costs were included in cost of goods sold, marketing and selling, research and development, and general and administrative in the Company's consolidated statement of operations.

Supplemental cash flow information related to operating leases (in thousands):

	Years Ended March 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$15,400	$13,865	$13,554
ROU assets obtained in the exchange for operating lease liabilities	$22,174	$15,659	$6,123

Logitech International S.A. | Fiscal 2022 Form 10-K | 107

Future lease payments included in the measurement of operating lease liabilities as of March 31, 2022 for the following five fiscal years and thereafter are as follows (in thousands):

Years Ending March 31,
2023	$14,489
2024	9,512
2025	6,818
2026	4,252
2027	3,577
Thereafter	6,056
Total lease payments	$44,704
Less interest	(2,807)
Present value of lease liabilities	$41,897
As of March 31, 2022, the Company had entered into a lease for office space that has not yet commenced with future lease payments of $26.7 million, which are not reflected in the table above. This lease will commence in fiscal year 2023 with a lease term of 20 years and will be recorded in the financial statements upon lease commencement.

Weighted-average lease terms and discount rates were as follows:

	Years Ended March 31,
	2022	2021
Weighted-average remaining lease terms (in years)	4.6	3.8
Weighted-average discount rate	2.8%	2.7%

Logitech International S.A. | Fiscal 2022 Form 10-K | 108

Schedule II
LOGITECH INTERNATIONAL S.A.
VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Years Ended March 31, 2022, 2021 and 2020 (in thousands)
The Company's Schedule II includes valuation and qualifying accounts related to allowances for doubtful accounts, sales returns, cooperative marketing arrangements, customer incentive programs, and pricing programs, for direct customers and tax valuation allowances. The Company also has sales incentive programs for indirect customers with whom it does not have a direct sales and receivable relationship. These programs are recorded as accrued liabilities and are not considered valuation or qualifying accounts.

	Balance at Beginning of Year	Charged (Credited) to Statement of Operations (1)	Claims and Adjustments Applied Against Allowances (1)	Balance at End of Year
Allowance for doubtful accounts:
2022	$1,161	$1,691	$(640)	$2,212
2021	$1,894	$(533)	$(200)	$1,161
2020	$84	$1,607	$203	$1,894
Allowance for sales returns:
2022	$14,438	$162,381	$(164,498)	$12,321
2021	$6,599	$122,803	$(114,964)	$14,438
2020	$6,486	$107,980	$(107,868)	$6,599
Allowance for cooperative marketing arrangements:
2022	$43,276	$286,116	$(273,020)	$56,372
2021	$38,794	$222,732	$(218,250)	$43,276
2020	$35,080	$194,730	$(191,015)	$38,794
Allowance for customer incentive programs:
2022	$76,200	$348,072	$(326,812)	$97,460
2021	$55,741	$256,755	$(236,296)	$76,200
2020	$60,036	$248,966	$(253,260)	$55,741
Allowance for pricing programs:
2022	$120,568	$885,228	$(884,999)	$120,797
2021	$100,168	$782,734	$(762,334)	$120,568
2020	$88,353	$570,409	$(558,594)	$100,168
Tax valuation allowance:
2022	$28,926	$887	$45	$29,858
2021	$29,171	$(245)	$—	$28,926
2020	$28,375	$796	$—	$29,171

(1) The amounts for fiscal years 2022, 2021 and 2020 include immaterial impacts from the business acquisitions during the year. Refer to Note 3 to the consolidated financial statements.

Logitech International S.A. | Fiscal 2022 Form 10-K | 109