Form 10-Q
period 2022-06-30
LOGITECH INTERNATIONAL S.A.
filed 2022-07-28
CIK 1032975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 14, 2022, there were 163,631,242 shares of the Registrant’s share capital outstanding.

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

Our fiscal year ends on March 31. Interim quarters are generally thirteen-week periods, each ending on a Friday of each quarter. The first quarter of fiscal year 2023 ended on July 1, 2022. The same quarter in the prior fiscal year ended on July 2, 2021. For purposes of presentation, we have indicated our quarterly periods end on the last day of the calendar quarter.
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

PART I — FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,
	2022	2021
Net sales	$1,159,865	$1,312,058
Cost of goods sold	697,220	739,066
Amortization of intangible assets	3,042	4,066
Gross profit	459,603	568,926

Operating expenses:
Marketing and selling	229,378	252,314
Research and development	75,517	69,246
General and administrative	35,860	40,542
Amortization of intangible assets and acquisition-related costs	3,369	5,217
Change in fair value of contingent consideration for business acquisition	—	(1,474)
Total operating expenses	344,124	365,845

Operating income	115,479	203,081
Interest income	1,449	316
Other income (expense), net	5,624	8,435
Income before income taxes	122,552	211,832
Provision for income taxes	21,716	24,991
Net income	$100,836	$186,841

Net income per share:
Basic	$0.61	$1.11
Diluted	$0.61	$1.09

Weighted average shares used to compute net income per share:
Basic	164,679	168,372
Diluted	166,406	172,020

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended June 30,
	2022	2021
Net income	$100,836	$186,841
Other comprehensive income (loss):
Currency translation gain (loss):
Currency translation gain (loss), net of taxes	(21,220)	804
Reclassification of cumulative translation adjustments included in other income (expense), net	—	1,046
Defined benefit plans:
Net gain (loss) and prior service costs, net of taxes	84	(500)
Reclassification of amortization included in other income (expense), net	(113)	211
Hedging gain (loss):
Deferred hedging gain, net of taxes	6,629	530
Reclassification of hedging gain included in cost of goods sold	(2,091)	(594)
Total other comprehensive income (loss)	(16,711)	1,497
Total comprehensive income	$84,125	$188,338

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	June 30, 2022	March 31, 2022
Assets
Current assets:
Cash and cash equivalents	$1,106,657	$1,328,716
Accounts receivable, net	706,886	675,604
Inventories	917,356	933,124
Other current assets	126,689	135,478
Total current assets	2,857,588	3,072,922
Non-current assets:
Property, plant and equipment, net	112,240	109,807
Goodwill	451,209	448,175
Other intangible assets, net	79,820	83,779
Other assets	328,855	320,722
Total assets	$3,829,712	$4,035,405
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$558,983	$636,306
Accrued and other current liabilities	693,784	784,848
Total current liabilities	1,252,767	1,421,154
Non-current liabilities:
Income taxes payable	82,887	83,380
Other non-current liabilities	131,700	132,133
Total liabilities	1,467,354	1,636,667
Commitments and contingencies (Note 10)
Shareholders’ equity:
Registered shares, CHF 0.25 par value:	30,148	30,148
Issued shares — 173,106 at June 30, 2022 and March 31, 2022
Additional shares that may be issued out of conditional capitals — 50,000 at June 30, 2022 and March 31, 2022
Additional shares that may be issued out of authorized capital — 17,311 at June 30, 2022 and March 31, 2022
Additional paid-in capital	98,800	129,925
Shares in treasury, at cost — 9,051 at June 30, 2022 and 7,855 at March 31, 2022	(722,273)	(632,893)
Retained earnings	3,076,517	2,975,681
Accumulated other comprehensive loss	(120,834)	(104,123)
Total shareholders’ equity	2,362,358	2,398,738
Total liabilities and shareholders’ equity	$3,829,712	$4,035,405

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$100,836	$186,841
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	18,626	20,462
Amortization of intangible assets	6,229	8,843
Gain on investments	(11,357)	(1,071)
Share-based compensation expense	23,690	23,651
Deferred income taxes	265	(4,158)
Change in fair value of contingent consideration for business acquisition	—	(1,474)
Other	(124)	1,045
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(44,572)	73,308
Inventories	(324)	(115,166)
Other assets	4,932	(30,796)
Accounts payable	(70,034)	(115,620)
Accrued and other liabilities	(63,835)	(160,835)
Net cash used in operating activities	(35,668)	(114,970)
Cash flows from investing activities:
Purchases of property, plant and equipment	(19,563)	(24,514)
Investment in privately held companies	(2,088)	(501)
Acquisitions, net of cash acquired	(5,839)	(15,586)
Purchases of deferred compensation investments	(922)	(1,091)
Proceeds from sales of deferred compensation investments	943	1,345
Net cash used in investing activities	(27,469)	(40,347)
Cash flows from financing activities:
Purchases of registered shares	(120,619)	(54,872)
Proceeds from exercises of stock options and purchase rights	—	2,750
Tax withholdings related to net share settlements of restricted stock units	(24,144)	(50,411)
Net cash used in financing activities	(144,763)	(102,533)
Effect of exchange rate changes on cash and cash equivalents	(14,159)	5,244
Net decrease in cash and cash equivalents	(222,059)	(252,606)
Cash and cash equivalents, beginning of the period	1,328,716	1,750,327
Cash and cash equivalents, end of the period	$1,106,657	$1,497,721
Supplementary Cash Flow Disclosures:
Non-cash investing and financing activities:
Property, plant and equipment purchased during the period and included in period end liability accounts	$14,069	$13,051
Non-cash contingent consideration for acquisition	$1,151	$9,973
Supplemental cash flow information:
Income taxes paid, net	$32,901	$134,766

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)
(unaudited)
Three Months Ended June 30, 2022

			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
March 31, 2022	173,106	$30,148	$129,925	7,855	$(632,893)	$2,975,681	$(104,123)	$2,398,738
Total comprehensive income	—	—	—	—	—	100,836	(16,711)	84,125
Purchases of registered shares	—	—	—	1,980	(120,619)	—	—	(120,619)
Issuance of shares upon vesting of restricted stock units	—	—	(55,383)	(784)	31,239	—	—	(24,144)
Share-based compensation	—	—	24,258	—	—	—	—	24,258
June 30, 2022	173,106	$30,148	$98,800	9,051	$(722,273)	$3,076,517	$(120,834)	$2,362,358

Three Months Ended June 30, 2021

			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
March 31, 2021	173,106	$30,148	$129,519	4,799	$(279,541)	$2,490,578	$(108,915)	$2,261,789
Total comprehensive income	—	—	—	—	—	186,841	1,497	188,338
Purchases of registered shares	—	—	—	505	(54,872)	—	—	(54,872)
Sales of shares upon exercise of stock options and purchase rights	—	—	221	(71)	2,529	—	—	2,750
Issuance of shares upon vesting of restricted stock units	—	—	(79,689)	(826)	29,278	—	—	(50,411)
Share-based compensation	—	—	24,897	—	—	—	—	24,897
June 30, 2021	173,106	$30,148	$74,948	4,407	$(302,606)	$2,677,419	$(107,418)	$2,372,491

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
Logitech was founded in Switzerland in 1981 and Logitech International S.A. has been the parent holding company of Logitech since 1988. Logitech International S.A. is a Swiss holding company with its registered office in Hautemorges, Switzerland, and headquarters in Lausanne, Switzerland, which conducts its business through subsidiaries in the Americas, Europe, Middle East and Africa ("EMEA") and Asia Pacific. Shares of Logitech International S.A. are listed on both the SIX Swiss Exchange under the trading symbol LOGN and the Nasdaq Global Select Market under the trading symbol LOGI.
Basis of Presentation

The condensed consolidated financial statements include the accounts of Logitech and its subsidiaries. All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and therefore do not include all the information required by U.S. GAAP for complete financial statements. The condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2022, included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on May 18, 2022.

In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of only normal and recurring adjustments, necessary and in all material aspects, for a fair statement of the results of operations, comprehensive income, financial position, cash flows and changes in shareholders' equity for the periods presented. Operating results for the three months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2023, or any future periods.

Changes in Significant Accounting Policies

Other than the recent accounting pronouncements adopted and discussed below under Recent Accounting Pronouncements Adopted, there have been no material changes in the Company’s significant accounting policies during the three months ended June 30, 2022 compared with the significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Significant estimates and assumptions made by management involve the fair value of goodwill and intangible assets acquired from business acquisitions, contingent consideration for a business acquisition and periodic reassessment of its fair value, valuation of investment in privately held companies classified under Level 3 fair value hierarchy, pension obligations, accruals for customer incentives, cooperative marketing, and pricing programs and related breakage when appropriate, inventory valuation, share-based compensation expense, uncertain tax positions, and valuation allowances for deferred tax assets. Although these estimates are based on management’s best knowledge of current events and actions that may impact the Company in the future, actual results could differ materially from those estimates.

Risks and Uncertainties
Impacts of Macroeconomic and Geopolitical Conditions on the Company's Business
During the first quarter of fiscal year 2023, the Company was impacted by adverse macroeconomic and geopolitical conditions. These conditions include but are not limited to inflation, foreign currency fluctuations, and lower consumer spending. The Company also continues to be affected by supply chain challenges, and the war in Ukraine has further increased existing global supply chain, logistics, and inflationary challenges. Such global or regional economic and political conditions adversely affect demand for the Company's products. These conditions also have an impact on its suppliers, contract manufacturers, logistics providers, and distributors, causing increases in cost of materials and higher shipping and transportation rates, and as a result impacting the pricing of its products. Price increases may not successfully offset cost increases or may cause the Company to lose market share and in turn adversely impact its results of operations.
Impacts of COVID-19 on the Company's Business
In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the world. The COVID-19 pandemic has resulted in, and could continue to result in, industry-wide global supply chain challenges, including manufacturing, transportation and logistics. The Company purchases certain products and key components from a limited number of sources, and depends on the supply chain, including freight, to receive components, transport finished goods and deliver its products across the world. While the Company proactively manages its supply chain, it expects to continue to be impacted by higher logistics and component costs, prolonged delays, and challenges with component availability. Most recently, Shanghai, China, experienced a two-month lockdown beginning in late March 2022 due to another outbreak of COVID-19, resulting in a lockdown of the city, closures of ports and airports, and disruption of commercial activities, further constraining the Company's supply chain. If additional lockdowns or similar measures are instituted in Shanghai or Suzhou, where the Company's manufacturing facility is located, or other places where the Company's suppliers and partners are located, such measures, depending on their duration, could cause additional negative impact on the Company's business and results of operations.
It is still difficult to predict the progression, the duration and all of the effects of COVID-19, how restrictions and shelter-at-home guidelines will continue evolving on a global basis, how consumer demand, supply chain challenges, including inventory and logistical effects and costs, may change over time, and the impact on the Company's future sales and results of operations. The full extent of the impact of the COVID-19 pandemic on the Company's business and operational and financial performance remains uncertain and will depend on many factors outside the Company's control.

Recent Accounting Pronouncements Adopted
In October 2021, the Financial Accounting Standard Board ("FASB") issued ASU 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers" (ASU 2021-08). The update requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, as if it had originated the contracts. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The Company early adopted the standard effective April 1, 2022 and applies the standard prospectively to business combinations that occurred on or after April 1, 2022. The adoption of ASU 2021-08 did not have a material impact on the Company's condensed consolidated financial statements.

Note 2 — Net Income Per Share

The following table summarizes the computations of basic and diluted net income per share for the three months ended June 30, 2022 and 2021 (in thousands, except per share amounts):

	Three Months Ended June 30,
	2022	2021
Net income	$100,836	$186,841

Shares used in net income per share computation:
Weighted average shares outstanding - basic	164,679	168,372
Effect of potentially dilutive equivalent shares	1,727	3,648
Weighted average shares outstanding - diluted	166,406	172,020

Net income per share:
Basic	$0.61	$1.11
Diluted	$0.61	$1.09

Share equivalents attributable to outstanding stock options, restricted stock units ("RSUs") and employee share purchase plans ("ESPP") totaling 3.4 million and 0.5 million for the three months ended June 30, 2022 and 2021, respectively, were excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive. A small number of performance-based awards were not included in the calculation because all necessary conditions had not been satisfied by the end of the respective period, and those shares were not issuable if the end of the reporting period were the end of the performance contingency period.

Note 3 — Employee Benefit Plans

Employee Share Purchase Plans and Stock Incentive Plans

As of June 30, 2022, the Company offers the 2006 Employee Share Purchase Plan, as amended and restated (Non-U.S.) ("2006 ESPP"), the 1996 Employee Share Purchase Plan (U.S.), as amended and restated ("1996 ESPP"), and the 2006 Stock Incentive Plan ("2006 Plan") as amended and restated. Shares issued to employees as a result of purchases or exercises under these plans are generally issued from shares held in treasury stock.

The following table summarizes the share-based compensation expense and total income tax benefit recognized for share-based awards for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
	2022	2021
Cost of goods sold	$1,461	$1,369
Marketing and selling	9,797	8,530
Research and development	5,532	5,061
General and administrative	6,900	8,691
Total share-based compensation expense	23,690	23,651
Income tax benefit	(4,322)	(16,594)
Total share-based compensation expense, net of income tax benefit	$19,368	$7,057

The income tax benefit in the respective periods primarily consisted of tax benefits related to the share-based compensation expense for the period and direct tax benefit realized, including net excess tax benefits recognized from share-based awards vested or exercised during the period.

During the three months ended June 30, 2022 and 2021, share-based compensation costs of $1.8 million and $1.7 million, respectively, were capitalized as part of inventory.

Defined Benefit Plans

Certain of the Company’s subsidiaries sponsor defined benefit pension plans or non-retirement post-employment benefits covering substantially all of their employees. Benefits are provided based on employees’ years of service and earnings, or in accordance with applicable employee benefit regulations. The Company’s practice is to fund amounts sufficient to meet the requirements set forth in the applicable employee benefit and tax regulations. The costs recorded of $2.8 million and $3.3 million for the three months ended June 30, 2022 and 2021, respectively, were primarily related to service costs.

Note 4 — Income Taxes

The Company is incorporated in Switzerland but operates in various countries with differing tax laws and rates. Further, a portion of the Company’s income before taxes and the provision for (benefit from) income taxes are generated outside of Switzerland.

The income tax provision for the three months ended June 30, 2022 was $21.7 million based on an effective income tax rate of 17.7% of pre-tax income, compared to an income tax provision of $25.0 million based on an effective income tax rate of 11.8% of pre-tax income for the three months ended June 30, 2021.

The change in the effective income tax rate for the three months ended June 30, 2022, compared to the same period ended June 30, 2021 was primarily due to the mix of income and losses in the various tax jurisdictions in which the Company operates. There were discrete tax benefits of $1.4 million and $1.2 million from the recognition of excess tax benefits in the United States and reversal of uncertain tax positions from the expiration of statutes of limitations, respectively, in the three month period ended June 30, 2022, compared with $13.7 million and $1.0 million, respectively, in the three month period ended June 30, 2021.

As of June 30, 2022 and March 31, 2022, the total amount of unrecognized tax benefits due to uncertain tax positions was $174.3 million and $176.0 million, respectively, all of which would affect the effective income tax rate if recognized.

As of June 30, 2022 and March 31, 2022, the Company had $82.9 million and $83.4 million, respectively, in non-current income taxes payable including interest and penalties, related to the Company's income tax liability for uncertain tax positions.

The Company recognizes interest and penalties related to unrecognized tax positions in the income tax provision. As of June 30, 2022 and March 31, 2022, the Company had $4.3 million and $3.6 million, respectively, of accrued interest and penalties related to uncertain tax positions in non-current income taxes payable.

Although the Company has adequately provided for uncertain tax positions, the provisions related to these positions may change as revised estimates are made or the underlying matters are settled or otherwise resolved. During fiscal year 2023, the Company continues to review its tax positions and provide for or reverse unrecognized tax benefits as they arise. During the next twelve months, it is reasonably possible that the amount of unrecognized tax benefits could increase or decrease significantly due to changes in tax law in various jurisdictions, new tax audits and changes in the U.S. dollar as compared to other currencies. Excluding these factors, uncertain tax positions may decrease by as much as $4.2 million from the lapse of the statutes of limitations in various jurisdictions during the next twelve months.

Note 5 — Balance Sheet Components

The following table presents the components of certain balance sheet asset amounts (in thousands):

	June 30, 2022	March 31, 2022
Accounts receivable, net:
Accounts receivable	$961,266	$964,766
Allowance for doubtful accounts	(174)	(2,212)
Allowance for sales returns	(9,779)	(12,321)
Allowance for cooperative marketing arrangements	(47,025)	(56,372)
Allowance for customer incentive programs	(95,215)	(97,460)
Allowance for pricing programs	(102,187)	(120,797)
	$706,886	$675,604
Inventories:
Raw materials	$243,780	$226,155
Finished goods	673,576	706,969
	$917,356	$933,124
Other current assets:
Value-added tax ("VAT") receivables	$44,018	$58,850
Prepaid expenses and other assets	82,671	76,628
	$126,689	$135,478
Property, plant and equipment, net:
Property, plant and equipment	$477,941	$459,413
Less: accumulated depreciation and amortization	(365,701)	(349,606)
	$112,240	$109,807
Other assets:
Deferred tax assets	$187,544	$193,629
Investments in privately held companies	56,512	43,068
Right-of-use assets	41,422	40,661
Investments for deferred compensation plan	28,310	28,431
Other assets	15,067	14,933
	$328,855	$320,722

The following table presents the components of certain balance sheet liability amounts (in thousands):

	June 30, 2022	March 31, 2022
Accrued and other current liabilities:
Accrued customer marketing, pricing and incentive programs	$214,342	$232,393
Accrued personnel expenses	115,168	165,090
Accrued sales return liability	43,737	40,507
Warranty accrual	31,368	32,987
Accrued payables - non-inventory	20,661	26,722
VAT payable	20,443	39,602
Income taxes payable	19,239	35,355
Operating lease liabilities	13,121	13,690
Contingent consideration	12,013	8,042
Other current liabilities	203,692	190,460
	$693,784	$784,848
Other non-current liabilities:
Employee benefit plan obligations	$48,604	$50,741
Operating lease liabilities	28,873	28,207
Obligation for deferred compensation plan	28,310	28,431
Warranty accrual	12,473	13,232
Deferred tax liabilities	3,154	1,962
Contingent consideration	1,388	4,217
Other non-current liabilities	8,898	5,343
	$131,700	$132,133

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis, excluding assets related to the Company’s defined benefit pension plans, classified by the level within the fair value hierarchy (in thousands):

	June 30, 2022			March 31, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$665,410	$—	$—	$762,055	$—	$—

Investments for deferred compensation plan included in other assets:
Cash	$138	$—	$—	$108	$—	$—
Common stock	1,631	—	—	2,329	—	—
Money market funds	7,991	—	—	6,765	—	—
Mutual funds	18,550	—	—	19,229	—	—
Total of investments for deferred compensation plan	$28,310	$—	$—	$28,431	$—	$—

Currency derivative assets included in other current assets	$—	$3,147	$—	$—	$1,517	$—

Liabilities:
Contingent consideration included in accrued and other current liabilities	$—	$—	$12,013	$—	$—	$8,042
Contingent consideration included in other non-current liabilities	$—	$—	$1,142	$—	$—	$3,971
Currency derivative liabilities included in accrued and other current liabilities	$—	$160	$—	$—	$165	$—
Contingent Consideration for Business Acquisitions

The following table summarizes the change in the fair value of the Company's contingent consideration balance during the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
	2022	2021
Beginning of the period	$12,259	$6,967
Fair value of contingent consideration upon acquisition (1)	1,142	9,973
Change in fair value of contingent consideration	—	(1,474)
End of the period	$13,401	$15,466
    (1) Represents the contingent consideration related to the technology acquisitions during the periods.

The contingent consideration arising from the technology acquisition on May 19, 2021, represents the future potential earn-out payments of up to $10.0 million payable in cash only upon the achievement of three technical development milestones required to be completed as of December 31, 2021, June 30, 2022, and June 30, 2023. The fair value of the contingent consideration as of the acquisition date was $10.0 million, which was determined using a probability-weighted expected payment model and discounted at the estimated cost of debt. During the third quarter of fiscal year 2022, $0.9 million of the contingent consideration was released from other current liabilities upon cash settlement of the contingent consideration for the first technical development milestone. During the first quarter of fiscal year 2023, the second technical development milestone was achieved and the related contingent consideration is expected to be paid in fiscal year 2023.

The contingent consideration arising from the Mevo Acquisition on February 17, 2021 represents the future potential earn-out payments of up to $17.0 million payable in cash only upon the achievement of certain net sales for the period from December 26, 2020 to December 31, 2021. As of March 31, 2021 the fair value of the contingent consideration was $3.4 million. As of December 31, 2021, the fair value of the contingent consideration was released from other current liabilities as the net sales milestone was not achieved upon completion of the earn-out period.

The contingent consideration arising from the technology acquisition on January 4, 2021, represents the future potential earn-out payments of up to $3.0 million payable in cash upon the achievement of two technical development milestones required to be completed as of December 31, 2021 and March 31, 2022. The fair value of the contingent amount was determined using a probability-weighted expected payment model and discounted at the estimated cost of debt. The contingent consideration is expected to be paid in fiscal year 2023.

Although the estimate of contingent consideration is based on management’s best knowledge of current events, the estimate could change significantly from period to period. Actual results that differ from the assumptions used and any changes to the significant assumptions and unobservable inputs used could have an impact on future results of operations.

Investment for Deferred Compensation Plan

The marketable securities for the Company's deferred compensation plan were recorded at a fair value of $28.3 million and $28.4 million, as of June 30, 2022 and March 31, 2022, respectively, based on quoted market prices. Quoted market prices are observable inputs that are classified as Level 1 within the fair value hierarchy. Unrealized gains (losses) related to marketable securities for the three months ended June 30, 2022 and 2021 were not material and were included in other income (expense), net in the Company's condensed consolidated statements of operations.

Equity Method Investments

The Company has certain non-marketable investments included in other assets that are accounted for under the equity method of accounting, with a carrying value of $44.8 million and $40.2 million as of June 30, 2022 and March 31, 2022, respectively. Unrealized gains (losses) related to equity investments for the three months ended June 30, 2022 and 2021 were not material and are included in other income (expense), net in the Company's condensed consolidated statements of operations. There was no impairment of these assets during the three months ended June 30, 2022 or 2021.

Other Assets Measured at Fair Value on a Nonrecurring Basis

Financial Assets.  The Company has certain investments without readily determinable fair values due to the absence of quoted market prices, the inherent lack of liquidity, and the fact that inputs used to measure fair value are unobservable and require management's judgment. When certain events or circumstances indicate that impairment may exist, the Company revalues the investments using various assumptions, including the financial metrics and ratios of comparable public companies. The carrying value is also adjusted for observable price changes with the same or similar security from the same issuer. The amount of these investments included in other assets was $11.7 million and $2.9 million as of June 30, 2022 and March 31, 2022, respectively. During the three months ended June 30, 2022, the Company recorded an unrealized gain, before tax, of $6.9 million for its investment in a private company as a result of observable price changes for similar securities issued by this company (level 2 fair value measurement). There was no impairment of these assets during the three months ended June 30, 2022 or 2021.

Non-Financial Assets. Goodwill, intangible assets, and property, plant and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur (or tested at least annually for goodwill) such that a non-financial instrument is required to be evaluated for impairment and an impairment is recorded to reduce the non-financial instrument's carrying value to the fair value as a result of such triggering events, the non-financial assets and liabilities are measured at fair value during such period. There was no impairment of non-financial assets during the three months ended June 30, 2022 and 2021.

Note 7 — Derivative Financial Instruments

Under certain agreements with the respective counterparties to the Company’s derivative contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, the Company presents its derivative assets and derivative liabilities on a gross basis in other current assets and accrued and other current liabilities, respectively, on the condensed consolidated balance sheets as of June 30, 2022 and March 31, 2022. See Note 6 for the fair values of the Company’s derivative instruments as of June 30, 2022 or March 31, 2022.

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

The notional amounts of foreign currency exchange forward contracts outstanding related to forecasted inventory purchases were $96.2 million and $125.4 million as of June 30, 2022 and March 31, 2022, respectively. The Company had $6.4 million of net gains related to its cash flow hedges included in accumulated other comprehensive loss as of June 30, 2022, which will be reclassified into earnings within the next twelve months.

 The following table presents the amounts of gains on the Company’s derivative instruments designated as hedging instruments for the three months ended June 30, 2022 and 2021 and their locations on its condensed consolidated statements of operations and condensed consolidated statements of comprehensive income (in thousands):

	Three Months Ended June 30,
	Amount of Gain Deferred as a Component of Accumulated Other Comprehensive Loss		Amount of Gain Reclassified from Accumulated Other Comprehensive Loss to Costs of Goods Sold
	2022	2021	2022	2021
Cash flow hedges	$6,629	$530	$(2,091)	$(594)

The Company presents the earnings impact from forward points in the same line item that is used to present the earnings impact of the hedged item, i.e. cost of goods sold, for hedging forecasted inventory purchases and such amount is not material for all periods presented.

Other Derivatives

The Company also enters into foreign currency exchange forward and swap contracts to reduce the short-term effects of currency exchange rate fluctuations on certain receivables or payables denominated in currencies other than the functional currencies of its subsidiaries. These contracts generally mature within a month. The primary risk managed by using forward and swap contracts is the currency exchange rate risk. The gains or losses on these contracts are not material and included in other income (expense), net in the condensed consolidated statements of operations based on the changes in fair value. The notional amounts of these contracts outstanding as of June 30, 2022 and March 31, 2022 were $206.4 million and $226.5 million, respectively. Foreign currency exchange forward and swap contracts outstanding as of June 30, 2022 and March 31, 2022 consisted of contracts in Japanese Yen, Australian Dollars, Canadian Dollars, Chinese Renminbi, Mexican Pesos, New Taiwan Dollars, and Brazilian Real, to be settled at future dates at pre-determined exchange rates.

The fair value of all foreign currency exchange forward and swap contracts is determined based on observable market transactions of spot currency rates and forward rates. Cash flows from these contracts are classified as operating activities in the condensed consolidated statements of cash flows.

Note 8 — Goodwill and Other Intangible Assets

The Company conducts its impairment analysis of goodwill and indefinite life intangible assets annually at December 31 or more frequently if changes in facts and circumstances indicate that it is more likely than not that the fair value of the Company’s reporting unit may be less than its carrying amount. There have been no triggering events identified affecting the valuation of goodwill and indefinite life intangible assets during the three months ended June 30, 2022 and 2021.

The following table summarizes the activities in the Company’s goodwill balance (in thousands):

As of March 31, 2022	$448,175
Acquisition	4,980
Effects of foreign currency translation	(1,946)
As of June 30, 2022	$451,209

The Company's acquired intangible assets were as follows (in thousands):

	June 30, 2022			March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademark and trade names	$36,790	$(23,470)	$13,320	$36,790	$(22,295)	$14,495
Developed technology	122,075	(86,631)	35,444	119,407	(83,540)	35,867
Customer contracts/relationships	71,110	(42,612)	28,498	71,110	(40,971)	30,139
In-process R&D	3,526	—	3,526	3,826	—	3,826
Effects of foreign currency translation	(1,183)	215	(968)	(634)	86	(548)
Total	$232,318	$(152,498)	$79,820	$230,499	$(146,720)	$83,779

Note 9 — Financing Arrangements

The Company had several uncommitted, unsecured bank lines of credit aggregating $185.9 million and $195.0 million as of June 30, 2022 and March 31, 2022, respectively. There are no financial covenants under these lines of credit with which the Company must comply. As of June 30, 2022 and March 31, 2022, the Company had outstanding bank guarantees of $23.9 million and $25.5 million, respectively, under these lines of credit. There was no borrowing outstanding under these lines of credit as of June 30, 2022 or March 31, 2022.

Note 10 — Commitments and Contingencies

Product Warranties

Changes in the Company’s warranty liability for the three months ended June 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended June 30,
	2022	2021
Beginning of the period	$46,219	$48,832
Provision	6,623	8,446
Settlements	(8,281)	(8,315)
Effects of foreign currency translation	(720)	130
End of the period	$43,841	$49,093

Indemnifications

The Company indemnifies certain of its suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of June 30, 2022, no material amounts have been accrued for these indemnification provisions. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under its indemnification arrangements.

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

Note 11 — Shareholders’ Equity

Share Repurchases

In May 2020, the Company's Board of Directors approved the 2020 share repurchase program, which authorized the Company to use up to $250.0 million to purchase up to 17.3 million of Logitech shares. The Company's share repurchase program is expected to remain in effect for a period of three years through July 27, 2023. Shares may be repurchased from time to time on the open market, through block trades or otherwise. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors. In April 2021, the Company's Board of Directors approved an increase of $750.0 million of the 2020 share repurchase program, to an aggregate amount of $1.0 billion. The Swiss Takeover Board approved this increase and it became effective on May 21, 2021. As of June 30, 2022, $303.1 million is still available for repurchase under the 2020 repurchase program.

In July 2022, the Company’s Board of Directors approved an increase of $500 million to the 2020 share repurchase program, to an aggregate amount of up to $1.5 billion to purchase up to 17.3 million of Logitech shares. This increase is subject to approval by the Swiss Takeover Board.

Accumulated Other Comprehensive Income (Loss)

The accumulated other comprehensive income (loss) was as follows (in thousands):

	Cumulative Translation Adjustment	Defined Benefit Plans	Deferred Hedging Gains	Total
March 31, 2022	$(102,461)	$(3,495)	$1,833	$(104,123)
Other comprehensive income (loss)	(21,220)	(29)	4,538	(16,711)
June 30, 2022	$(123,681)	$(3,524)	$6,371	$(120,834)

Note 12 — Segment Information

The Company operates in a single operating segment that encompasses the design, manufacturing and marketing of peripherals for PCs, tablets and other digital platforms. Operating performance measures are provided directly to the Company's CEO, who is considered to be the Company’s Chief Operating Decision Maker. The CEO periodically reviews information such as sales and adjusted operating income (loss) to make business decisions. These operating performance measures do not include share-based compensation expense, amortization of intangible assets, acquisition-related costs and change in fair value of contingent consideration from business acquisition.

Sales by product categories and sales channels, excluding intercompany transactions, for the three months ended June 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended June 30,
	2022	2021
Pointing Devices	$183,283	$182,878
Keyboards & Combos	227,720	218,357
PC Webcams	59,386	109,918
Tablet & Other Accessories	66,585	79,272
Gaming (1)	282,806	335,397
Video Collaboration	246,242	234,885
Mobile Speakers	22,310	28,484
Audio & Wearables	69,446	116,607
Other (2)	2,087	6,260
Total Sales	$1,159,865	$1,312,058
(1) Gaming includes streaming services revenue generated by Streamlabs.
(2) Other includes Smart Home.
Sales by geographic region (based on the customers’ locations) for the three months ended June 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended June 30,
	2022	2021
Americas	$502,307	$612,566
EMEA	290,479	357,957
Asia Pacific	367,079	341,535
Total sales	$1,159,865	$1,312,058

Revenue from sales to customers in the United States, Germany and China each represented 10% or more of the total consolidated sales for each of the periods presented herein. No other countries represented 10% or more of the Company’s total consolidated sales for the periods presented herein.

Switzerland, the Company’s home domicile, represented 2% and 3% of the Company's total consolidated sales for the three months ended June 30, 2022 and 2021, respectively.

Three and two customers of the Company each represented 10% or more of the total consolidated sales for the three months ended June 30, 2022 and 2021, respectively.

Property, plant and equipment, net (excluding software) and right-of-use assets by geographic region were as follows (in thousands):

	June 30, 2022	March 31, 2022
Americas	$20,198	$22,578
EMEA	26,903	23,830
Asia Pacific	88,704	87,265
Total	$135,805	$133,673

Property, plant and equipment, net (excluding software) and right-of-use assets in the United States and China were $19.4 million, $66.3 million, respectively, as of June 30, 2022, and $21.7 million and $66.8 million, respectively, as of March 31, 2022. Property, plant and equipment, net (excluding software) and right-of-use assets in Switzerland, the Company’s home domicile, were $13.8 million and $13.6 million as of June 30, 2022 and March 31, 2022, respectively. No other countries represented 10% or more of the Company’s total consolidated property, plant and equipment, net (excluding software) and right-of-use assets as of June 30, 2022 or March 31, 2022.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on beliefs of our management as of the filing date of this Quarterly Report on Form 10-Q. These forward-looking statements include, among other things, statements related to:

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
•Opportunities for growth and our ability to execute on and take advantage of them, market opportunities, and marking initiatives and strategy and our expectations regarding the success thereof;
•Potential tariffs, their effects and our ability to mitigate their effects;
•Capital investments and research and development;
•Our expectations regarding our share repurchase and dividend programs;
•The sufficiency of our cash and cash equivalents, cash generated from operations, and available borrowings under our bank lines of credit to fund capital expenditures and working capital needs;
•The effects of environmental and other laws and regulations in the United States and other countries in which we operate; and
•The impact of global and regional events, such as the coronavirus ("COVID-19") pandemic, inflation and the war in Ukraine, and any associated economic downturn and impacts to our business and future operating and financial performance.

Forward-looking statements also include, among others, those statements including the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “predict,” “should,” “will,” and similar language. These statements reflect our views and assumptions as of the date of this Quarterly Report on Form 10-Q. All forward-looking statements involve risks and uncertainties that could cause our actual performance to differ materially from those anticipated in the forward-looking statements depending on a variety of factors. Important information as to these factors can be found in this Quarterly Report on Form 10-Q under the headings of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Overview of our Company,” “Critical Accounting Estimates,” and “Liquidity and Capital Resources,” among others. Factors that might cause or contribute to such differences include, but are not limited to, those discussed under Part II, Item 1A “Risk Factors” as well as elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the U.S. Securities and Exchange Commission, or “SEC.” You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

Our products participate primarily in four large market opportunities: Creativity & Productivity, Gaming, Video Collaboration and Music. We sell our products to a broad network of domestic and international customers, including direct sales to retailers, e-tailers and enterprise customers and indirect sales through distributors. Our worldwide channel network includes consumer electronics distributors, retailers, e-tailers, mass merchandisers, specialty stores, computer and telecommunications stores, value-added resellers and online merchants. We primarily sell our services directly to end customers.
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
Impacts of Macroeconomic and Geopolitical Conditions on our Business
During the first quarter of fiscal year 2023, we were impacted by adverse macroeconomic and geopolitical conditions. These conditions include but are not limited to inflation, foreign currency fluctuations, and lower consumer spending. We also continue to be affected by supply chain challenges, and the war in Ukraine has further increased existing global supply chain, logistics, and inflationary challenges. Such global or regional economic and political conditions adversely affect demand for our products. These conditions also have an impact on our suppliers, contract manufacturers, logistics providers, and distributors, causing increases in cost of materials and higher shipping and transportation rates, and as a result impacting the pricing of our products. Price increases may not successfully offset cost increases or may cause us to lose market share and in turn adversely impact our results of operations.
For additional information, see Part II item 1A "Risk Factors," including under the caption "Adverse global and regional economic and geopolitical conditions can materially adversely affect our business, results of operations and financial condition," “We purchase key components and products from a limited number of sources, and our business and operating results could be adversely affected if supply were delayed or constrained or if there were shortages of required components,” “Our principal manufacturing operations and third-party contract manufacturers are located in China and Southeast Asia, which exposes us to risks associated with doing business in that geographic area as well as potential tariffs, adverse tax consequences and pressure to move or diversify our manufacturing locations” and “If we do not accurately forecast market demand for our products, our business and operating results could be adversely affected.”
Impacts of COVID-19 on Our Business
In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the world.
The COVID-19 pandemic has resulted in, and could continue to result in, industry-wide global supply chain challenges, including manufacturing, transportation and logistics. We purchase certain products and key components from a limited number of sources, and depend on the supply chain, including freight, to receive components, transport finished goods and deliver our products across the world. While we proactively manage our supply chain, we expect to continue to be impacted by higher logistics and component costs, prolonged delays, and challenges with component availability. Most recently, Shanghai, China, experienced a two-month lockdown beginning in late March 2022 due to another outbreak of COVID-19, resulting in a lockdown of the city, closures of ports and airports, and disruption of commercial activities, further constraining our supply chain. If additional lockdowns or similar measures are instituted in Shanghai or Suzhou, where our manufacturing facility is located, or other places where our suppliers and partners are located, such measures, depending on their duration, could cause additional negative impact on our business and results of operations.
It is still difficult to predict the progression, the duration and all of the effects of COVID-19, how restrictions and shelter-at-home guidelines will continue evolving on a global basis, how consumer demand, supply chain challenges, including inventory and logistical effects and costs, may change over time, and the impact on our future sales and results of operations. The full extent of the impact of the COVID-19 pandemic on our business and our operational and financial performance remains uncertain and will depend on many factors outside our control. For additional information, see "Liquidity and Capital Resources" below and Item 1A "Risk Factors," including under the caption "The full effect of the COVID-19 pandemic is still uncertain and cannot be predicted, and could adversely affect our business, results of operations and financial condition," "If we do not successfully coordinate the worldwide manufacturing and distribution of our products, we could lose sales” and “We purchase key components and products from a limited number of sources, and our business and operating results could be adversely affected if supply were delayed or constrained or if there were shortages of required components.”
Summary of Financial Results

Our total sales for the three months ended June 30, 2022 decreased 12% compared to the same period of the prior fiscal year, driven by decline in sales for most of our product categories, particularly Gaming, PC Webcams and Audio & Wearables.

Sales for the three months ended June 30, 2022 increased 7% in the Asia Pacific region, and decreased 19%, and 18% in the EMEA and Americas regions, respectively, compared to the same period of the prior fiscal year.

Gross margin for the three months ended June 30, 2022 decreased by 380 basis points to 39.6% compared to 43.4% for the same period of the prior fiscal year, primarily due to higher material and logistics costs, unfavorable impacts from changes in currency exchange rates and increased promotional spending.

Operating expenses for the three months ended June 30, 2022 were $344.1 million, or 29.7% of sales, compared to $365.8 million, or 27.9% of sales, in the same period of the prior fiscal year.
Net income for the three months ended June 30, 2022 was $100.8 million compared to the same period of the prior fiscal year of $186.8 million.
Trends in Our Business

Our products participate primarily in four large multi-category market opportunities, including Creativity & Productivity, Gaming, Video Collaboration and Music. The following discussion represents key trends specific to our market opportunities.
Trends Specific to Our Market Opportunities
Creativity & Productivity: In the past few years, mice and keyboard shipments have been strong due to work-from-home, learn-from-home and hybrid work trends as well as increased PC shipments. We believe that innovative PC peripherals, such as our mice and keyboards, can renew the PC usage experience and help improve the productivity and engagement of remote work and learning, thus providing growth opportunities. Hybrid work culture is also greatly expanding the number of new workspaces to which we can attach our PC peripherals. Increasing adoption of various cloud-based applications has led to multiple unique consumer use cases, which we are addressing with our innovative product portfolio and a deep understanding of our customer base. The popularity of streaming coupled with work-from-home trends, provide growth opportunities for our webcam products as well as other products in our portfolio. Smaller mobile computing devices, such as tablets, have created new markets and usage models for peripherals and accessories. We offer a number of products to enhance the use of mobile devices, including a combo backlit keyboard case with trackpad for the iPad.
Gaming: Despite recent declines in the gaming market, PC gaming and console gaming platforms have strong long-term structural growth opportunities driven largely by the popularity of social gaming through online gaming, multi-platform experiences, and esports. We expect gaming will increasingly become one of the largest participant and spectator sports in the world. We believe Logitech is well positioned to benefit from overall gaming market growth. In addition, our acquisition of Streamlabs provides a solid platform to deliver recurring services and subscriptions to gamers and streamers.
Video Collaboration: The long-term structural growth opportunities in the video collaboration market continue to be strong as commercial and consumer adoption of video has seen substantial growth since the start of the COVID-19 pandemic. Video meetings continue to be an opportunity as companies want lower-cost, cloud-based solutions that can provide their employees with the ability to work from anywhere. We are continuing our efforts to create and sell innovative products to accommodate the increasing demand from home offices and small-size meeting rooms, such as huddle rooms, to medium and large-sized meeting rooms. We will continue to invest in the development of select business-specific products (both hardware and software), targeted product marketing and sales channel development. The digitization of learning and hybrid learning environments have also created demand and growth opportunities in the education market.
Music: Consumers are optimizing their audio experiences on their tablets and smartphones with a variety of music peripherals including wireless mobile speakers and in-ear and other headphones. However, the mobile speaker market has matured and the integration of personal voice assistants has increased competition in the speaker category. In addition, the retail footprint has decreased significantly due to the COVID-19 pandemic. These factors have led to a decline in our Mobile Speakers category sales in the past few years. In the wireless headphone industry, the largest growth in recent years has been in true wireless headphones while traditional wireless headphones have declined significantly. We will continue developing truly wireless audio products as growth in this category of the wireless audio market continues to be strong.
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
Pursuant to the Tax Cuts and Jobs Act of 2017, research and development expenses are required to be capitalized and amortized over five years for U.S. tax purposes if the research and development activities are performed in the United States, effective for tax year beginning after December 31, 2021. Absent a change in legislation, the provision is effective for us beginning in fiscal year 2023 which delays the deductibility of research and development expenses. As a result, cash tax payments in the United States have generally increased beginning in fiscal year 2023 compared to prior years.
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
There have been no material changes in our critical accounting estimates during the three months ended June 30, 2022 compared with the critical accounting estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

Adoption of New Accounting Pronouncements

Refer to Note 1 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for recent accounting pronouncements adopted.

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
Results of Operations

Net Sales

Our sales in the three months ended June 30, 2022, decreased 12% compared to the same period of the prior fiscal year. The decrease in sales for the three month period was primarily driven by a decline in sales for most of our product categories, particularly Gaming, PC Webcams and Audio & Wearables. Our sales for the three month periods were negatively impacted from lower demand, higher promotions and unfavorable changes in currency exchange rates. If currency exchange rates had been constant in the three months ended June 30, 2022 and 2021, our constant dollar sales reduction rate would have been 9% for the three months ended June 30, 2022.
Sales Denominated in Other Currencies

Although our financial results are reported in U.S. Dollars, a portion of our sales was generated in currencies other than the U.S. Dollar, such as the Euro, Chinese Renminbi, Japanese Yen, Australian Dollar, Canadian Dollar, Pound Sterling and New Taiwan Dollar. During the three months ended June 30, 2022, approximately 51% of our sales were denominated in currencies other than the U.S. Dollar.

Sales by Region

The following table presents the change in sales by region for the three months ended June 30, 2022, compared with the three months ended June 30, 2021:

	Sales Growth Rate	Constant Dollar Sales Growth Rate
Americas	(18)%	(18)%
EMEA	(19)%	(12)%
Asia Pacific	7%	11%

Americas:

The decrease in sales in the Americas region for the three month period presented above was primarily driven by a decrease in sales of Gaming, Audio & Wearables and PC Webcams.

EMEA:

The decrease in sales in our EMEA region for the three month period was primarily driven by the decrease in sales of most of the product categories, partially offset by an increase in sales in Video Collaboration.

Asia Pacific:

The increase in sales in our Asia Pacific region for the three month period presented above was primarily driven by an increase in sales of Gaming, partially offset by a decrease in sales in Video Collaboration and PC Webcams.

Sales by Product Categories

Sales by product categories for the three months ended June 30, 2022 and 2021 were as follows (Dollars in thousands):

	Three Months Ended June 30,
	2022	2021	Change
Pointing Devices	$183,283	$182,878	—%
Keyboards & Combos	227,720	218,357	4
PC Webcams	59,386	109,918	(46)
Tablet & Other Accessories	66,585	79,272	(16)
Gaming (1)	282,806	335,397	(16)
Video Collaboration	246,242	234,885	5
Mobile Speakers	22,310	28,484	(22)
Audio & Wearables	69,446	116,607	(40)
Other (2)	2,087	6,260	(67)
Total Sales	$1,159,865	$1,312,058	(12)%
(1) Gaming includes streaming services revenue generated by Streamlabs.
(2) Other includes Smart Home.

Creativity & Productivity Market:

Pointing Devices
Our Pointing Devices category comprises PC- and Mac-related mice including trackballs, touchpads and presentation tools.

Pointing Devices sales remained flat for the three months ended June 30, 2022, compared to the same period of the prior fiscal year.

Keyboards & Combos
Our Keyboards & Combos category comprises PC keyboards, keyboard/mice combo products, and living room keyboards.

Sales of Keyboards & Combos increased 4% for the three months ended June 30, 2022, compared to the same period of the prior fiscal year, primarily driven by the increase in sales of our cordless PC keyboards.

PC Webcams
Our PC Webcams category comprises PC-based webcams targeted primarily at consumers, including streaming cameras.

Sales of PC Webcams decreased 46% for the three months ended June 30, 2022, compared to the same period of the prior fiscal year, primarily driven by the decrease in sales of our HD Pro Webcam C920, 1080p Pro Stream Webcam, Webcam C260 and Streamcam.

Tablet & Other Accessories

Our Tablet & Other Accessories category primarily comprises keyboards for tablets.

Sales of Tablet & Other Accessories products decreased 16% for the three months ended June 30, 2022, compared to the same period of the prior fiscal year, primarily driven by the decrease in sales of most of our products, partially offset by increases in sales of our Rugged Combo 3 Touch and Combo Touch for iPad Air.

Gaming market:
Gaming
Our Gaming category comprises gaming mice, keyboards, headsets, gamepads, steering wheels, simulation controllers, console gaming headsets, console gaming controllers, and Streamlabs services.

Sales of Gaming decreased 16% for the three months ended June 30, 2022, compared to the same period of the prior fiscal year, primarily driven by the decrease in sales our gaming mice, console gaming headsets, and gaming keyboards.

Video Collaboration market:
Video Collaboration
Our Video Collaboration category includes Logitech’s conference room cameras, which combine affordable enterprise-quality audio and high definition 4K video to bring video conferencing to businesses of any size, as well as webcams and headsets that turn any desktop into an instant collaboration space.

Sales of Video Collaboration products increased 5% for the three months ended June 30, 2022, compared to the same period of the prior fiscal year, primarily due to an increase in sales of conference room cameras and headsets, partially offset by a decline in sales of webcams.

Music market:

Mobile Speakers
Our Mobile Speakers category is made up entirely of Bluetooth wireless speakers.

Sales of Mobile Speakers decreased 22% for the three months ended June 30, 2022, compared to the same period of the prior fiscal year primarily due to a decrease in sales of most of our Mobile speaker sub-categories, partially offset by an increase in sales of our Hyperboom mobile speakers.

Audio & Wearables
Our Audio & Wearables category comprises PC speakers, PC headsets, in-ear headphones, premium wireless audio wearables and studio-quality Blue Microphones for professionals and consumers.

Sales of Audio & Wearables decreased 40% for the three months ended June 30, 2022, compared to the same period of the prior fiscal year, primarily due to a decrease in sales of our Blue Microphone products and cordless and cordless headsets.

Gross Profit

Gross profit for the three months ended June 30, 2022 and 2021 was as follows (Dollars in thousands):

	Three Months Ended June 30,
	2022	2021	Change
Net sales	$1,159,865	$1,312,058	(12)%
Gross profit	$459,603	$568,926	(19)%
Gross margin	39.6%	43.4%

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

Gross margin decreased by 380 basis points to 39.6% for the three months ended June 30, 2022, compared to the same period of the prior fiscal year. Our gross margin declined due to higher material and logistics costs, unfavorable impacts from changes in currency exchange rates, and increased promotional spending.

Operating Expenses

Operating expenses for the three months ended June 30, 2022 and 2021 were as follows (Dollars in thousands):

	Three Months Ended June 30,
	2022	2021
Marketing and selling	$229,378	$252,314
% of sales	19.8%	19.2%
Research and development	75,517	69,246
% of sales	6.5%	5.3%
General and administrative	35,860	40,542
% of sales	3.1%	3.1%
Amortization of intangible assets and acquisition-related costs	3,369	5,217
% of sales	0.3%	0.4%
Change in fair value of contingent consideration for business acquisition	—	(1,474)
% of sales	—%	(0.1)%
Total operating expenses	$344,124	$365,845
% of sales	29.7%	27.9%
The decrease in total operating expenses during the three months ended June 30, 2022, compared to the same period of the prior fiscal year, were mainly due to decreases in marketing and selling expenses and general and administrative expenses, partially offset by an increase in research and development expenses.

Marketing and Selling
Marketing and selling expenses consist of personnel and related overhead costs, corporate and product marketing, promotions, advertising, trade shows, technical support for customer experiences and facilities costs.

During the three months ended June 30, 2022, marketing and selling expenses decreased $22.9 million, compared to the same period of the prior fiscal year, primarily driven by lower third-party marketing and advertising spend, partially offset by increases in personnel-related costs due to increased headcount to support business growth.

Research and Development
Research and development expenses consist of personnel and related overhead costs for contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.
During the three months ended June 30, 2022, research and development expenses increased $6.3 million, compared to the same period of the prior fiscal year, primarily driven by higher personnel-related costs due to increased headcount to support our investment in innovation.

General and Administrative
General and administrative expenses consist primarily of personnel and related overhead, information technology, and facilities costs for the infrastructure functions such as finance, information systems, executives, human resources and legal.

During the three months ended June 30, 2022, general and administrative expenses decreased $4.7 million, compared to the same period of the prior fiscal year, primarily driven by lower personnel-related costs.

Amortization of Intangible Assets and Acquisition-Related Costs

Amortization of intangible assets consists of amortization of acquired intangible assets, including customer relationships and trademarks and trade names. Acquisition-related costs include legal expenses, due diligence costs, and other professional costs incurred for business acquisitions.

During the three months ended June 30, 2022, amortization of intangible assets and acquisition-related costs decreased $1.8 million, compared to the same period of the prior fiscal year, primarily due to certain acquired intangible assets becoming fully amortized and the write-off of Jaybird intangible assets in the third quarter of fiscal year 2022.

Interest Income
Interest income for the three months ended June 30, 2022 and 2021 was as follows (in thousands):

	Three Months Ended June 30,
	2022	2021
Interest Income	$1,449	$316
We invest in highly liquid instruments with an original maturity of three months or less at the date of purchase, which are classified as cash equivalents. During the three months ended June 30, 2022 interest income increased $1.1 million, compared to the same period of the prior fiscal year, primarily driven by the increase in interest rates.
Other Income (Expense), Net

Other income (expense), net for the three months ended June 30, 2022 and 2021 was as follows (Dollars in thousands):

	Three Months Ended June 30,
	2022	2021
Investment income (expense) related to the deferred compensation plan	$(3,386)	$1,168
Currency exchange gain (loss), net	(2,960)	5,717
Gain on investments, net	11,357	1,071
Other	613	479
Total	$5,624	$8,435

Investment income related to the deferred compensation plan represents earnings, gains, and losses on marketable securities related to a deferred compensation plan offered by one of our subsidiaries. The decrease in investment income for three months ended June 30, 2022 compared to the same period of the prior fiscal year primarily relates to the change in market performance of the underlying securities.

Currency exchange gain (loss), net, relates to balances denominated in currencies other than the functional currency in our subsidiaries, as well as to the sale of currencies, and gains or losses recognized on currency exchange forward contracts. We do not speculate in currency positions, but we are alert to opportunities to maximize currency exchange gains and minimize currency exchange losses. The loss for the three months ended June 30, 2022 was primarily due to the weakening of the Brazilian Real, Australian Dollar and Japanese Yen against the U.S. Dollar. The gain for the three months ended June 30, 2021 was primarily due to the strengthening of the Brazilian Real against the U.S. Dollar.

Gain on investments, net, represents unrealized gain (loss) from the fair value change of investment and gain (loss) on equity-method investments during the periods presented, as applicable. The gain for the three months ended June 30, 2022 was primarily due to the unrealized gain resulting from observable price changes on equity investments without a readily determinable fair value and gains on equity-method investments.

Provision for Income Taxes

The provision for income taxes and effective income tax rates for the three months ended June 30, 2022 and 2021 were as follows (Dollars in thousands):

	Three Months Ended June 30,
	2022	2021
Provision for income taxes	$21,716	$24,991
Effective income tax rate	17.7%	11.8%

The change in the effective income tax rate for the three months ended June 30, 2022, compared to the same period ended June 30, 2021 was primarily due to the mix of income and losses in the various tax jurisdictions in which we operate. There were discrete tax benefits of $1.4 million and $1.2 million from the recognition of excess tax benefits in the United States and reversal of uncertain tax positions from the expiration of statutes of limitations, respectively, in the three month period ended June 30, 2022, compared with $13.7 million and $1.0 million, respectively, in the three month period ended June 30, 2021.

As of June 30, 2022 and March 31, 2022, the total amount of unrecognized tax benefits due to uncertain tax positions was $174.3 million and $176.0 million, respectively, all of which would affect the effective income tax rate if recognized.

Liquidity and Capital Resources

Cash Balances, Available Borrowings, and Capital Resources

As of June 30, 2022, we had cash and cash equivalents of $1,106.7 million, compared with $1,328.7 million as of March 31, 2022. Our cash and cash equivalents consist of bank demand deposits and short-term time deposits, of which 62% is held in Switzerland, and 14% were held in China (including Hong Kong), and 10% held in Germany. We do not expect to incur any material adverse tax impact except for what has already been recognized, or to be significantly inhibited by any country in which we do business from the repatriation of funds to Switzerland, our home domicile.

As of June 30, 2022, our working capital was $1,604.8 million, compared to $1,651.8 million as of March 31, 2022. The decrease was primarily driven by lower cash balances, resulting from higher share repurchases, and lower inventories, partially offset by decreases in accrued liabilities and accounts payable and an increase in accounts receivable, net.

We had several uncommitted, unsecured bank lines of credit aggregating $185.9 million as of June 30, 2022. There are no financial covenants under these lines of credit with which we must comply. As of June 30, 2022, we had outstanding bank guarantees of $23.9 million under these lines of credit.

The following tables present selected financial information and statistics as of and for the three months ended June 30, 2022 and 2021 (Dollars in thousands):

	As of June 30,
	2022	2021
Accounts receivable, net	$706,886	$545,907
Accounts payable	$558,983	$709,741
Inventories	$917,356	$778,596

	Three Months Ended June 30,
	2022	2021
Days sales in accounts receivable (“DSO”) (Days) (1)	55	37
Days accounts payable outstanding (“DPO”) (Days) (2)	72	86
Inventory turnover (“ITO”) (x)(3)	3.1	3.8

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

DSO for the three months ended June 30, 2022 increased by 18 days to 55 days, compared to 37 days for the same period of the prior fiscal year, primarily due to a comparatively higher percentage of sales in the last month of the current quarter.

DPO for the three months ended June 30, 2022 decreased by 14 days, compared to 86 days for the same period of the prior fiscal year, primarily due to lower inventory purchases than prior year resulting from softened demand and lower marketing spend.

ITO for the three months ended June 30, 2022 decreased by 0.7, compared to 3.8 for the same period of the prior fiscal year, primarily due to lower demand than prior year.

If we are not successful in launching and phasing in our new products, or market competition increases, or we are not able to sell the new products at the prices planned, it could have a material impact on our sales, gross profit margin, operating results including operating cash flow, and inventory turnover in the future.

The following table summarizes our condensed consolidated statements of cash flows (Dollars in thousands):

	Three Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(35,668)	$(114,970)
Net cash used in investing activities	(27,469)	(40,347)
Net cash used in financing activities	(144,763)	(102,533)
Effect of exchange rate changes on cash and cash equivalents	(14,159)	5,244
Net decrease in cash and cash equivalents	$(222,059)	$(252,606)

For the three months ended June 30, 2022, we used net cash of $35.7 million from operating activities, resulting from net income of $100.8 million, a favorable impact from adding back non-cash expenses totaling $37.3 million, and an unfavorable net change in operating assets and liabilities of $173.8 million. Non-cash expenses were primarily related to share-based compensation expenses, depreciation, amortization, and gains on investments. The increase in accounts receivable, net was primarily driven by timing of sales within the quarter. The decrease in inventories was primarily driven by lower inventory purchases. The decrease in accounts payable was primarily driven by lower inventory purchases and marketing spend. The decrease in accrued liabilities was primarily driven by payment of the fiscal year 2022 annual bonus.
For the three months ended June 30, 2022, net cash used in investing activities was $27.5, primarily due to $19.6 million of purchases of property, plant, and equipment and $5.8 million payments for acquisitions, net of cash acquired.
For the three months ended June 30, 2022, net cash used in financing activities was $144.8 million, resulting from repurchases of our registered shares of $120.6 million, and tax withholdings related to net share settlements of restricted stock units of $24.1 million.
For the three months ended June 30, 2022, there was a $14.2 million loss from currency exchange rate effect on cash and cash equivalents, primarily due to the weakening of the Euro, Chinese Renminbi, Swiss Franc, Australian Dollar versus the U.S. Dollar by 6%, 5%, 4% and 10%, respectively. The gain from currency translation exchange effect during the three months ended June 30, 2021 was primarily due to the strengthening of the Brazilian Real and the Chinese Renminbi against the U.S. Dollar by 14% and 2%, respectively, during the period.
Cash Outlook

Our principal sources of liquidity are our cash and cash equivalents, cash flow generated from operations and, to a much lesser extent, capital markets and borrowings. Our future working capital requirements and capital expenditures may increase to support investments in product innovations and growth opportunities or to acquire or invest in complementary businesses, products, services, and technologies. The current market volatility and future impact of COVID-19 cannot be predicted with certainty and may increase our costs of capital and otherwise adversely affect our business, results of operations, financial condition and liquidity.
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
In May 2020, our Board of Directors approved a new share repurchase program, which authorized us to invest up to $250.0 million to purchase our own shares, following the expiration date of the 2017 share repurchase program. In April 2021, our Board of Directors approved an increase of $750.0 million of the 2020 share repurchase program, to an aggregate amount of $1.0 billion. The Swiss Takeover Board approved this increase and it became effective on May 21, 2021. As of June 30, 2022, $303.1 million was available for repurchase under the 2020 repurchase program.
In July 2022, our Board of Directors approved an increase of $500 million to the 2020 share repurchase program to an aggregate amount of up to $1.5 billion. This increase is subject to approval by the Swiss Takeover Board.
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

Operating Leases Obligations

We lease facilities under operating leases, certain of which require us to pay property taxes, insurance and maintenance costs. Operating leases for facilities are generally renewable at our option and usually include escalation clauses linked to inflation. There have been no other material changes to our contractual obligations as previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2022. The remaining terms of our non-cancelable operating leases expire in various years through 2031.

Purchase Commitments

As of June 30, 2022, we had non-cancelable purchase commitments of $674.0 million for inventory purchases made in the normal course of business from original design manufacturers, contract manufacturers and other suppliers, the majority of which are expected to be fulfilled within the next 12 months. We recorded a liability for firm, non-cancelable, and unhedged inventory purchase commitments in excess of anticipated demand or net realizable value consistent with our valuation of excess and obsolete inventory. As of June 30, 2022, the liability for these purchase commitments was $43.1 million and is recorded in accrued and other current liabilities in the condensed consolidated balance sheet.

We have firm purchase commitments of $28.0 million for capital expenditures primarily related to commitments for tooling and equipment for new and existing products. We expect to continue making capital expenditures in the future to support product development activities and ongoing and expanded operations. Although open purchase commitments are considered enforceable and legally binding, the terms generally allow us to reschedule or adjust our requirements based on business needs prior to delivery of goods or performance of services.
Other Contractual Obligations and Commitments

For further detail about our contractual obligations and commitments, refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

Indemnifications

We indemnify certain suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of June 30, 2022, no amounts have been accrued for indemnification provisions. We do not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under our indemnification arrangements.

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

Legal Proceedings

From time to time we are involved in claims and legal proceedings that arise in the ordinary course of our business. For more information about Legal Proceedings, see Part II Item 1 Legal Proceedings of this quarterly report on Form 10-Q for the period ended June 30, 2022.

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

We are exposed to currency exchange rate risk as we transact business in multiple currencies, including exposure related to anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. Dollar. We transact business in over 30 currencies worldwide, of which the most significant to operations are the Euro, Chinese Renminbi, Japanese Yen, Australian Dollar, Canadian Dollar, Pound Sterling and New Taiwan Dollar. For the three months ended June 30, 2022, approximately 51% of our sales were in non-U.S. denominated currencies, with 21% of our sales denominated in Euro. The mix of our costs of goods sold and operating expenses by currency are significantly different from the mix of our sales, with a larger portion denominated in U.S. Dollar and less denominated in Euro and other currencies. A strengthening U.S. Dollar has a more unfavorable impact on our sales compared to the favorable impact on our cost of goods sold and operating expenses, resulting in an adverse impact on our operating results.

We enter into currency forward and swap contracts to reduce the short-term effects of currency fluctuations on certain receivables or payables denominated in currencies other than the functional currencies of our subsidiaries. These contracts generally mature within one month. The gains or losses on these contracts are recognized in earnings based on the changes in fair value.

If an adverse 10% foreign currency exchange rate change had been applied to total monetary assets and liabilities denominated in currencies other than the functional currencies at the balance sheet dates, it would have resulted in an adverse effect on income before income taxes of approximately $15.6 million and $24.4 million as of June 30, 2022 and March 31, 2022, respectively. The adverse effect as of June 30, 2022 and March 31, 2022 is after consideration of the offsetting effect of approximately $20.0 million and $15.9 million, respectively, from foreign exchange contracts in place as of such dates.
We enter into cash flow hedge contracts to protect against exchange rate exposure of forecasted inventory purchases. These hedging contracts mature within four months. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of AOCI until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold.
If the U.S. dollar had weakened by 10%, the amount recorded in AOCI related to our foreign exchange contracts before tax effect as of June 30, 2022 and March 31, 2022 would have been approximately $9.6 million and $12.5 million lower, respectively. The change in the fair value recorded in AOCI would be expected to offset a corresponding foreign currency change in cost of goods sold when the hedged inventory purchases are sold.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS
The risk factors summarized and disclosed below could adversely affect our business, results of operations and financial condition, and may cause volatility in the price of our shares. These are not all the risks we face and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur. See also the other information set forth in this Quarterly Report on Form 10-Q, including in Part I Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Condensed Consolidated Financial Statements and the related Notes.

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

Risks Related to Global Nature of our Operations and Regulatory Environment

•Adverse global and regional economic and geopolitical conditions can materially adversely affect our business, results of operations and financial condition.

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

•Our financial performance is subject to risks associated with fluctuations in currency exchange rates and interest rates.

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

Microsoft, Apple, Google and Amazon are leading producers of operating systems, hardware, platforms and applications with which our mice, keyboards, wireless speakers and other products are designed to operate. In addition, Microsoft, Apple, Google and Amazon each has significantly greater financial, technical, sales, marketing and other resources than Logitech, as well as greater name recognition and a larger customer base. As a result, Microsoft, Apple, Google and Amazon each may be able to improve the functionality of its products, if any, or may choose to show preference to our competitors' products, to correspond with ongoing enhancements to its operating systems, hardware and software applications before we are able to make such improvements. This ability could provide Microsoft, Apple, Google, Amazon or other competitors with significant lead-time advantages. In addition, Microsoft, Apple, Google, Amazon or other competitors may be able to control distribution channels or offer pricing advantages on bundled hardware and software products that we may not be able to offer, and maybe financially positioned to exert significant downward pressure on product prices and upward pressure on promotional incentives in order to gain market share. For additional information, see "Competition” in Item 1 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on May 18, 2022.

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
The COVID-19 pandemic and the measures taken by many countries in response have contributed to a general slowdown in the global economy and had a mixed effect and could in the future have a mixed or adverse effect on our business and operations, our customers and our partners. We have experienced and may continue to experience disruptions and higher costs in our manufacturing, supply chain and logistics operations and outsourced services, resulting in shortages of our products in our distribution channels and loss of market share and opportunities. We have also incurred additional costs related to business continuity. Most recently, Shanghai, China, began a two-month lockdown beginning in late March 2022 due to another outbreak of COVID-19, resulting in a lockdown of the city, closures of ports and airports, and disruption of commercial activities. If additional lockdowns or similar measures are instituted in Shanghai, or Suzhou, where our manufacturing facility is located, or other places where our suppliers and partners are located, such measures, depending on their duration, could cause additional negative impact on our business and results of operations.
While we believe that the pandemic accelerated certain trends favorable to us, its effects on the use patterns and demand for our products has been evolving. The COVID-19 pandemic also may have the effect of heightening many of the other risks described under this heading “Risk Factors.” We continue to monitor the situation and attempt to take appropriate actions in accordance with the recommendations and requirements of relevant authorities. The full extent of the impact of the COVID-19 pandemic on our business and on our operational and financial performance and condition is still uncertain and will depend on many factors outside our control, including but not limited to the timing, extent, duration and effects of the virus and any of its mutations and variants, the further development and availability of effective treatments and vaccines and the vaccination progress, the imposition of effective public safety and other protective measures, the impact of COVID-19 on the global economy and demand for our products and services, and the impact of the virus on the business, operations and financial condition of our partners and customers. Should the COVID-19 situation or global economic slowdown not improve or worsen, or if our attempts to mitigate its impact on our operations and costs are not successful, our business, results of operations, financial condition and prospects may be adversely affected.

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

We primarily sell our products to a network of distributors, retailers, e-tailers and enterprise customers (together with our direct sales channel partners). We are dependent on those direct sales channel partners to distribute and sell our products to indirect sales channel partners and ultimately to consumers. The sales and business practices of all such sales channel partners, their compliance with laws and regulations, and their reputations - of which we may or may not be aware - may affect our business and our reputation.

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

We compensate our employees through a combination of salary, bonuses, benefits and equity compensation. Recruiting and retaining skilled personnel, including software and hardware engineers, is highly competitive. The pandemic and hybrid work environment have driven acute competition for talent, increased employee burnout and attrition across multiple industries. If we fail to provide an attractive working environment and competitive compensation to our employees, it will be difficult to retain, hire and integrate qualified employees and contractors, and we may not be able to maintain and expand our business. If we do not retain or maintain the continuity of our senior leaders or other key employees for any reason, including voluntary or involuntary departure, death or permanent or temporary disability, we risk losing institutional knowledge, experience, expertise and other benefits of continuity as well as the ability to attract and retain other key employees. In addition, we must carefully balance the size of our employee base with our current infrastructure, management resources and anticipated operating cash flows. If we are unable to manage the size of our employee base, particularly engineers, product managers and designers, we may fail to develop and introduce new products successfully and in a cost-effective and timely manner. If our revenue growth or employee levels vary significantly, our operating cash flows and financial condition could be adversely affected. Volatility or lack of positive performance in our stock price may also affect our ability to retain key employees, many of whom have been granted equity incentives. Logitech’s practice has been to provide equity incentives to its employees, but the number of shares available for equity grants is limited. We may find it difficult to provide competitive equity incentives, and our ability to hire, retain and motivate key personnel may suffer.

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

Risks Related to our Global Operations and Regulatory Environment

Adverse global and regional economic and geopolitical conditions can materially adversely affect our business, results of operations and financial condition.

We conduct operations internationally with sales in the Americas, EMEA and Asia Pacific regions. Our manufacturing operations and third-party contract manufacturers are located in China and Southeast Asia and we also purchase certain products and key components from a limited number of sources, and depend on the supply chain, including freight, to receive components, transport finished goods and deliver our products across the world. As a result, adverse global and regional economic and geopolitical conditions can materially adversely affect our business, results of operations and financial condition.

Such conditions, including but not limited to inflation, slower growth or recession, new or increased tariffs, trade restrictions, changes to fiscal and monetary policy, higher interest rates and currency fluctuations, and other conditions that are susceptible to impact consumer confidence and spending could adversely affect demand for our products. During the first quarter of fiscal year 2023, we were impacted by adverse macroeconomic conditions including but not limited to inflation, foreign currency fluctuations, and lower consumer spending. We also continue being affected by supply chain challenges, and the war in Ukraine has further increased existing global supply chain, logistics, and inflationary challenges. In the fourth quarter of fiscal year 2022, we indefinitely ceased all sales and shipments to Russia. Our sales in Ukraine have also been halted due to the ongoing military operations on the Ukrainian territory. Our business in Russia and Ukraine was not material to our results and accounted for approximately 2% of total revenue for fiscal year 2022.

Global or regional economic and political conditions also have an impact on our suppliers, contract manufacturers, logistics providers, and distributors, causing increases in cost of materials and higher shipping and transportation rates, and as a result impacting the pricing of our products. Price increases may not successfully offset cost increases or may cause us to lose market share and in turn adversely impact our operations.

All these and other global and regional economic and geopolitical factors can materially adversely affect our business, results of operations and financial condition.

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

In recent years, the U.S. government has instituted or proposed changes to international trade policy through the renegotiation, and potential termination, of certain existing bilateral or multilateral trade agreements and treaties with, and the imposition of tariffs on a wide range of products and other goods from, China, countries in EMEA and other countries. As previously disclosed, we have invested significantly in manufacturing facilities in China and Southeast Asia. Given our manufacturing principally in those countries, and our lack of manufacturing elsewhere, policy or regulations changes in the United States or other countries present particular risks for us.

In addition, the current Chinese administration has imposed an increased volume of regulation creating a more challenging environment for non-Chinese companies operating in the region, including in the areas of intellectual property, trade, contract enforcement, data privacy, capital markets and human rights. As a result, such regulations may have the effect of limiting our growth and market share in China, and disrupting manufacturing and operations in the region.

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

Our primary exposure to movements in currency exchange rates relates to non-U.S. Dollar-denominated sales and operating expenses worldwide. For the three months ended June 30, 2022, approximately 51% of our revenue was in non-U.S. denominated currencies. The weakening of currencies relative to the U.S. Dollar adversely affects the U.S. Dollar value of our non-U.S. Dollar-denominated sales and earnings. If we raise international pricing to compensate, it could potentially reduce demand for our products, adversely affecting our sales and potentially having an adverse impact on our market share. Margins on sales of our products in non-U.S. Dollar-denominated countries and on sales of products that include components obtained from suppliers in non-U.S. Dollar-denominated countries could be adversely affected by currency exchange rate fluctuations. In some circumstances, for competitive or other reasons, we may decide not to raise local prices to fully offset the U.S. Dollar’s strengthening, which would adversely affect the U.S. Dollar value of our non-U.S. Dollar-denominated sales and earnings. Competitive conditions in the markets in which we operate may also limit our ability to increase prices in the event of fluctuations in currency exchange rates. Conversely, strengthening of currency rates may also increase our product component costs and other expenses denominated in those currencies, adversely affecting operating results. We further note that a larger portion of our sales than of our expenses are denominated in non-U.S. denominated currencies.

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

We are subject to risks related to our environmental, social and governance (“ESG”) activities and disclosures.

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

In July 2022, our Board of Directors approved a $500 million increase to our current repurchase program of our registered shares up to $1.5 billion. We have also paid cash dividends and increased the size of our dividend, each year since fiscal year 2013. Our share repurchase program and dividend policy may be affected by many factors, including general business and economic conditions, our financial condition and operating results, our views on potential future capital requirements, restrictions imposed in any future debt agreements, the emergence of alternative investment or acquisition opportunities, changes in our business strategy, legal requirements, changes in tax laws, and other factors. Our share repurchase program does not obligate us to repurchase all or any of the dollar value of shares authorized for repurchase. The program could also increase the volatility of the trading price of our shares. Similarly, we are not obligated to pay dividends on our registered shares. Under Swiss law, we may only pay dividends upon the approval of a majority of our shareholders, which is under the discretion of and generally follows a recommendation by our Board of Directors that such a dividend is in the best interests of our shareholders. There can be no assurance that our Board of Directors will continue to recommend, or that our shareholders will approve, dividend increases or any dividend at all. If we do not pay a regular dividend, we may lose the interest of investors that focus their investments on dividend-paying companies, which could create downward pressure on our share price. Any announcement of termination or suspension of our share repurchase program or dividend may result in a decrease in our share price. The share repurchase program and payment of cash dividends could also diminish our cash reserves that may be needed for investments in our business, acquisitions or other purposes. Without dividends, the trading price of our shares must appreciate for investors to realize a gain on their investment.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases
The following table presents certain information related to purchases made by Logitech of its equity securities under the 2020 share repurchase program (in thousands, except per share amounts):

	Total Number of Shares Repurchased	Weighted Average Price Paid Per Share		Remaining Amount that May Yet Be Repurchased under the Program
During the three months ended June 30, 2022		CHF (LOGN)	USD (LOGI)
Month 1
April 1, 2022 to April 29, 2022
SIX	477	66.68	$—	$389,818
Nasdaq	26		69.32	388,051
Month 2
April 30, 2022 to May 27, 2022
SIX	578	59.70		352,990
Nasdaq	31		64.68	350,991
Month 3
May 28, 2022 to July 1, 2022
SIX	827	53.5		305,643
Nasdaq	42		59.65	303,149
	1,980	58.88	$60.87	$303,149
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit Index

Exhibit No.		Description

10.1	**	Representative form of restricted stock unit agreement (Leadership Team and other employees) under the Logitech International S.A. 2006 Stock Incentive Plan

10.2	**
Representative form of performance share unit agreement (Group Management Team (executive officers), Leadership Team and other employees) under the Logitech International S.A. 2006 Stock Incentive Plan

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

LOGITECH INTERNATIONAL S.A.

July 28, 2022	/s/ Bracken Darrell
Date	Bracken Darrell
President and Chief Executive Officer

July 28, 2022	/s/ Nate Olmstead
Date	Nate Olmstead
Chief Financial Officer