Form 10-Q
period 2022-09-30
LOGITECH INTERNATIONAL S.A.
filed 2022-10-27
CIK 1032975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 13, 2022, there were 161,657,246 shares of the Registrant’s share capital outstanding.

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

Our fiscal year ends on March 31. Interim quarters are generally thirteen-week periods, each ending on a Friday of each quarter. The second quarter of fiscal year 2023 ended on September 30, 2022. The same quarter in the prior fiscal year ended on October 1, 2021. For purposes of presentation, we have indicated our quarterly periods end on the last day of the calendar quarter.
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

PART I — FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Net sales	$1,148,951	$1,306,267	$2,308,816	$2,618,325
Cost of goods sold	707,026	760,268	1,404,246	1,499,334
Amortization of intangible assets	3,145	3,836	6,187	7,902
Gross profit	438,780	542,163	898,383	1,111,089

Operating expenses:
Marketing and selling	202,091	256,627	431,469	508,941
Research and development	69,009	68,661	144,526	137,907
General and administrative	26,589	33,271	62,449	73,813
Amortization of intangible assets and acquisition-related costs	2,873	5,107	6,242	10,324
Change in fair value of contingent consideration for business acquisition	—	(925)	—	(2,399)
Restructuring charges, net	10,817	11	10,817	11
Total operating expenses	311,379	362,752	655,503	728,597

Operating income	127,401	179,411	242,880	382,492
Interest income	3,459	201	4,908	517
Other income (expense), net	(25,397)	(6,703)	(19,773)	1,732
Income before income taxes	105,463	172,909	228,015	384,741
Provision for income taxes	23,372	33,453	45,088	58,444
Net income	$82,091	$139,456	$182,927	$326,297

Net income per share:
Basic	$0.50	$0.83	$1.12	$1.94
Diluted	$0.50	$0.81	$1.11	$1.90

Weighted average shares used to compute net income per share:
Basic	163,186	168,389	163,937	168,380
Diluted	164,328	171,343	165,371	171,682

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Net income	$82,091	$139,456	$182,927	$326,297
Other comprehensive income (loss):
Currency translation gain (loss):
Currency translation loss, net of taxes	(18,063)	(4,731)	(39,283)	(3,927)
Reclassification of cumulative translation adjustments included in other income (expense), net	—	5	—	1,051
Defined benefit plans:
Net gain (loss) and prior service costs, net of taxes	28	95	112	(405)
Reclassification of amortization included in other income (expense), net	(113)	212	(226)	423
Hedging gain (loss):
Deferred hedging gain, net of taxes	4,935	2,132	11,564	2,662
Reclassification of hedging gain included in cost of goods sold	(4,947)	(1,314)	(7,038)	(1,908)
Total other comprehensive loss	(18,160)	(3,601)	(34,871)	(2,104)
Total comprehensive income	$63,931	$135,855	$148,056	$324,193

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	September 30, 2022	March 31, 2022
Assets
Current assets:
Cash and cash equivalents	$868,501	$1,328,716
Accounts receivable, net	772,731	675,604
Inventories	879,979	933,124
Other current assets	136,924	135,478
Total current assets	2,658,135	3,072,922
Non-current assets:
Property, plant and equipment, net	113,327	109,807
Goodwill	449,892	448,175
Other intangible assets, net	73,495	83,779
Other assets	350,050	320,722
Total assets	$3,644,899	$4,035,405
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$546,563	$636,306
Accrued and other current liabilities	663,621	784,848
Total current liabilities	1,210,184	1,421,154
Non-current liabilities:
Income taxes payable	97,450	83,380
Other non-current liabilities	168,704	132,133
Total liabilities	1,476,338	1,636,667
Commitments and contingencies (Note 10)
Shareholders’ equity:
Registered shares, CHF 0.25 par value:	30,148	30,148
Issued shares — 173,106 at September 30, 2022 and March 31, 2022
Additional shares that may be issued out of conditional capitals — 50,000 at September 30, 2022 and March 31, 2022
Additional shares that may be issued out of authorized capital — 17,311 at September 30, 2022 and March 31, 2022
Additional paid-in capital	106,130	129,925
Shares in treasury, at cost — 10,943 at September 30, 2022 and 7,855 at March 31, 2022	(824,650)	(632,893)
Retained earnings	2,995,927	2,975,681
Accumulated other comprehensive loss	(138,994)	(104,123)
Total shareholders’ equity	2,168,561	2,398,738
Total liabilities and shareholders’ equity	$3,644,899	$4,035,405

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$182,927	$326,297
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	37,288	43,474
Amortization of intangible assets	12,244	17,468
Loss on investments	11,577	961
Share-based compensation expense	35,935	47,673
Deferred income taxes	3,040	6,808
Change in fair value of contingent consideration for business acquisition	—	(2,399)
Other	118	1,059
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(121,909)	(113,008)
Inventories	21,790	(167,588)
Other assets	4,757	(48,440)
Accounts payable	(78,354)	(155,482)
Accrued and other liabilities	(72,157)	(134,671)
Net cash provided by (used in) operating activities	37,256	(177,848)
Cash flows from investing activities:
Purchases of property, plant and equipment	(45,384)	(47,232)
Investment in privately held companies	(2,275)	(901)
Acquisitions, net of cash acquired	(5,839)	(15,586)
Purchases of deferred compensation investments	(2,499)	(2,466)
Proceeds from sales of deferred compensation investments	2,436	2,977
Net cash used in investing activities	(53,561)	(63,208)
Cash flows from financing activities:
Payment of cash dividends	(158,680)	(159,410)
Payment of contingent consideration for business acquisition	(5,954)	—
Purchases of registered shares	(237,561)	(174,380)
Proceeds from exercises of stock options and purchase rights	12,850	16,636
Tax withholdings related to net share settlements of restricted stock units	(26,742)	(54,751)
Net cash used in financing activities	(416,087)	(371,905)
Effect of exchange rate changes on cash and cash equivalents	(27,823)	(70)
Net decrease in cash and cash equivalents	(460,215)	(613,031)
Cash and cash equivalents, beginning of the period	1,328,716	1,750,327
Cash and cash equivalents, end of the period	$868,501	$1,137,296
Supplementary Cash Flow Disclosures:
Non-cash investing and financing activities:
Property, plant and equipment purchased during the period and included in period end liability accounts	$9,436	$10,369
Non-cash contingent consideration for acquisition	$1,151	$9,973
Right-of-use assets obtained in exchange for operating lease liabilities	$47,408	$—
Supplemental cash flow information:
Income taxes paid, net	$44,864	$166,127
The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)
(unaudited)
Three Months Ended September 30, 2022

			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
June 30, 2022	173,106	$30,148	$98,800	9,051	$(722,273)	$3,076,517	$(120,834)	$2,362,358
Total comprehensive income	—	—	—	—	—	82,091	(18,160)	63,931
Purchases of registered shares	—	—	—	2,241	(116,942)	—	—	(116,942)
Sales of shares upon exercise of stock options and purchase rights	—	—	1,652	(268)	11,198	—	—	12,850
Issuance of shares upon vesting of restricted stock units	—	—	(5,965)	(81)	3,367	—	—	(2,598)
Share-based compensation	—	—	11,643	—	—	—	—	11,643
Cash dividends ($1.00 per share)	—	—	—	—	—	(162,681)	—	(162,681)
September 30, 2022	173,106	$30,148	$106,130	10,943	$(824,650)	$2,995,927	$(138,994)	$2,168,561

Six Months Ended September 30, 2022

			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
March 31, 2022	173,106	$30,148	$129,925	7,855	$(632,893)	$2,975,681	$(104,123)	$2,398,738
Total comprehensive income	—	—	—	—	—	182,927	(34,871)	148,056
Purchases of registered shares	—	—	—	4,221	(237,561)	—	—	(237,561)
Sales of shares upon exercise of stock options and purchase rights	—	—	1,652	(268)	11,198	—	—	12,850
Issuance of shares upon vesting of restricted stock units	—	—	(61,348)	(865)	34,606	—	—	(26,742)
Share-based compensation	—	—	35,901	—	—	—	—	35,901
Cash dividends ($1.00 per share)	—	—	—	—	—	(162,681)	—	(162,681)
September 30, 2022	173,106	$30,148	$106,130	10,943	$(824,650)	$2,995,927	$(138,994)	$2,168,561

Three Months Ended September 30, 2021

			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
June 30, 2021	173,106	$30,148	$74,948	4,407	$(302,606)	$2,677,419	$(107,418)	$2,372,491
Total comprehensive income	—	—	—	—	—	139,456	(3,601)	135,855
Purchases of registered shares	—	—	—	1,151	(119,508)	—	—	(119,508)
Sales of shares upon exercise of stock options and purchase rights	—	—	8,168	(155)	5,718	—	—	13,886
Issuance of shares upon vesting of restricted stock units	—	—	(7,391)	(72)	3,051	—	—	(4,340)
Share-based compensation	—	—	23,709	—	—	—	—	23,709
Cash dividends ($0.95 per share)	—	—	—	—	—	(159,410)	—	(159,410)
September 30, 2021	173,106	$30,148	$99,434	5,331	$(413,345)	$2,657,465	$(111,019)	$2,262,683

Six Months Ended September 30, 2021

			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
March 31, 2021	173,106	$30,148	$129,519	4,799	$(279,541)	$2,490,578	$(108,915)	$2,261,789
Total comprehensive income	—	—	—	—	—	326,297	(2,104)	324,193
Purchases of registered shares	—	—	—	1,656	(174,380)	—	—	(174,380)
Sales of shares upon exercise of stock options and purchase rights	—	—	8,389	(226)	8,247	—	—	16,636
Issuance of shares upon vesting of restricted stock units	—	—	(87,080)	(898)	32,329	—	—	(54,751)
Share-based compensation	—	—	48,606	—	—	—	—	48,606
Cash dividends ($0.95 per share)	—	—	—	—	—	(159,410)	—	(159,410)
September 30, 2021	173,106	$30,148	$99,434	5,331	$(413,345)	$2,657,465	$(111,019)	$2,262,683

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — The Company and Summary of Significant Accounting Policies and Estimates

The Company

Logitech International S.A, together with its consolidated subsidiaries ("Logitech" or the "Company"), designs, manufactures and markets products that help connect people to digital and cloud experiences. Over forty years ago, Logitech created products to improve experiences around the personal computer ("PC") platform, and today it is a multi-brand, multi-category company designing products that enable better experiences consuming, sharing and creating any digital content such as computing, gaming, video, and music, whether it is on a computer, mobile device or in the cloud.
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

In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of only normal and recurring adjustments, necessary and in all material aspects, for a fair statement of the results of operations, comprehensive income, financial position, cash flows and changes in shareholders' equity for the periods presented. Operating results for the three and six months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2023, or any future periods.

Changes in Significant Accounting Policies

Other than the recent accounting pronouncements adopted and discussed below under Recent Accounting Pronouncements Adopted, there have been no material changes in the Company’s significant accounting policies during the six months ended September 30, 2022 compared with the significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

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

Risks and Uncertainties
Impacts of Macroeconomic and Geopolitical Conditions and Other Factors on the Company's Business
In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the world. The COVID-19 pandemic has resulted in industry-wide global supply chain challenges, including manufacturing, transportation and logistics. The Company purchases certain products and key components from a limited number of sources, and depends on the supply chain, including freight, to receive components, transport finished goods and deliver the Company's products across the world.
More recently, the Company has also been impacted by adverse macroeconomic and geopolitical conditions. These conditions include but are not limited to inflation, foreign currency fluctuations, slow down of economic activity around the globe, in part due to rising interest rates, and lower consumer spending. In addition, the war in Ukraine has further increased existing global supply chain, logistics, and inflationary challenges. Such global or regional economic and political conditions adversely affect demand for the Company's products. These conditions also have an impact on the Company's suppliers, contract manufacturers, logistics providers, and distributors, causing increases in cost of materials and higher shipping and transportation rates, and as a result impacting the pricing of the Company's products. Price increases may not successfully offset cost increases or may cause the Company to lose market share and in turn adversely impact the Company's results of operations.
While global supply chain challenges improved during the second quarter of fiscal 2023, including logistics costs, shipping lead times, and component availability, if macroeconomic and geopolitical conditions and COVID-19 related factors do not improve or worsen, the Company's results of operations may be adversely impacted.

Recent Accounting Pronouncements Adopted
In October 2021, the Financial Accounting Standard Board issued ASU 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers" (ASU 2021-08). The update requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, as if it had originated the contracts. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The Company early adopted the standard effective April 1, 2022 and applies the standard prospectively to business combinations that occurred on or after April 1, 2022. The adoption of ASU 2021-08 did not have a material impact on the Company's condensed consolidated financial statements.

Note 2 — Net Income Per Share

The following table summarizes the computations of basic and diluted net income per share for the three and six months ended September 30, 2022 and 2021 (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Net income	$82,091	$139,456	$182,927	$326,297

Shares used in net income per share computation:
Weighted average shares outstanding - basic	163,186	168,389	163,937	168,380
Effect of potentially dilutive equivalent shares	1,142	2,954	1,434	3,302
Weighted average shares outstanding - diluted	164,328	171,343	165,371	171,682

Net income per share:
Basic	$0.50	$0.83	$1.12	$1.94
Diluted	$0.50	$0.81	$1.11	$1.90

Share equivalents attributable to outstanding stock options, restricted stock units ("RSUs") and employee share purchase plans ("ESPP") totaling 1.7 million and 0.5 million for the three months ended September 30, 2022 and 2021, respectively, and 2.6 million and 0.5 million for the six months ended September 30, 2022 and 2021, respectively, were excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive. A small number of performance-based awards were not included in the calculation because all necessary conditions had not been satisfied by the end of the respective period, and those shares were not issuable if the end of the reporting period were the end of the performance contingency period.

Note 3 — Employee Benefit Plans

Employee Share Purchase Plans and Stock Incentive Plans

As of September 30, 2022, the Company offers the 2006 Employee Share Purchase Plan (Non-U.S.), as amended and restated ("2006 ESPP"), the 1996 Employee Share Purchase Plan (U.S.), as amended and restated ("1996 ESPP"), and the 2006 Stock Incentive Plan ("2006 Plan") as amended and restated. Shares issued to employees as a result of purchases or exercises under these plans are generally issued from shares held in treasury stock.

The following table summarizes the share-based compensation expense and total income tax benefit recognized for share-based awards for the three and six months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Cost of goods sold	$1,443	$2,102	$2,904	$3,471
Marketing and selling	7,429	9,758	17,226	18,288
Research and development	3,280	4,724	8,812	9,785
General and administrative	93	7,438	6,993	16,129
Total share-based compensation expense	12,245	24,022	35,935	47,673
Income tax expense (benefit)	102	(3,285)	(4,220)	(19,879)
Total share-based compensation expense, net of income tax expense (benefit)	$12,347	$20,737	$31,715	$27,794

The income tax benefit in the respective periods primarily consisted of tax benefits related to the share-based compensation expense for the period and direct tax benefit realized, including net excess tax benefits recognized from share-based awards vested or exercised during the period.

Share-based compensation costs capitalized as part of inventory were $1.3 million for each of the three months ended September 30, 2022 and 2021, and $3.1 million and $3.0 million for the six months ended September 30, 2022 and 2021, respectively.

Defined Benefit Plans

Certain of the Company’s subsidiaries sponsor defined benefit pension plans or non-retirement post-employment benefits covering substantially all of their employees. Benefits are provided based on employees’ years of service and earnings, or in accordance with applicable employee benefit regulations. The Company’s practice is to fund amounts sufficient to meet the requirements set forth in the applicable employee benefit and tax regulations. The costs of $2.8 million and $3.3 million recorded for the three months ended September 30, 2022 and 2021, respectively, and $5.6 million and $6.6 million for the six months ended September 30, 2022 and 2021, respectively, were primarily related to service costs.

Note 4 — Income Taxes

The Company is incorporated in Switzerland but operates in various countries with differing tax laws and rates. Further, a portion of the Company’s income before taxes and the provision for (benefit from) income taxes are generated outside of Switzerland.

The income tax provision for the three and six months ended September 30, 2022 was $23.4 million and $45.1 million, based on an effective income tax rate of 22.2% and 19.8% of pre-tax income, respectively. The income tax provision for the same periods ended September 30, 2021 was $33.5 million and $58.4 million, based on an effective income tax rate of 19.3% and 15.2% of pre-tax income, respectively.

The change in the effective income tax rate for the three and six months ended September 30, 2022 was primarily due to the mix of income and losses in the various tax jurisdictions in which the Company operates. There was a discrete tax provision of $0.2 million and a discrete tax benefit of $1.2 million from the recognition of shortfalls and excess tax benefits, respectively, in the United States in the three and six months ended September 30, 2022. In addition, there were discrete tax benefits of $0.3 million and $1.5 million from the reversal of uncertain tax positions from the expiration of statutes of limitations, respectively, in the three and six month period ended September 30, 2022. The change in the effective income tax rate for the three and six months ended September 30, 2021 was primarily due to the mix of income and losses in the various tax jurisdictions in which the Company operates. There were discrete tax benefits of $0.6 million and $14.3 million from the recognition of excess tax benefits in the United States in the three and six months ended September 30, 2021, respectively. Furthermore, there were discrete tax benefits of $0.5 million and $1.5 million from the reversal of uncertain tax positions from the expiration of statutes of limitations, respectively, in the three and six month period ended September 30, 2021.

As of September 30, 2022 and March 31, 2022, the total amount of unrecognized tax benefits due to uncertain tax positions was $174.9 million and $176.0 million, respectively, all of which would affect the effective income tax rate if recognized.

As of September 30, 2022 and March 31, 2022, the Company had $97.5 million and $83.4 million, respectively, in non-current income taxes payable including interest and penalties, related to the Company's income tax liability for uncertain tax positions.

The Company recognizes interest and penalties related to unrecognized tax positions in the income tax provision. As of September 30, 2022 and March 31, 2022, the Company had $4.9 million and $3.6 million, respectively, of accrued interest and penalties related to uncertain tax positions in non-current income taxes payable.

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

On August 16, 2022, the “Inflation Reduction Act” (H.R. 5376) ("IRA") was signed into law in the United States. The IRA establishes a new corporate alternative minimum tax based on financial statement income adjusted for certain items. The new minimum tax is effective for tax years beginning after December 31, 2022. The Company does not expect the IRA will have a material impact to the Company's financial statements when it becomes effective.

Note 5 — Balance Sheet Components

The following table presents the components of certain balance sheet asset amounts (in thousands):

	September 30, 2022	March 31, 2022
Accounts receivable, net:
Accounts receivable	$1,014,934	$964,766
Allowance for doubtful accounts	—	(2,212)
Allowance for sales returns	(10,499)	(12,321)
Allowance for cooperative marketing arrangements	(45,172)	(56,372)
Allowance for customer incentive programs	(74,194)	(97,460)
Allowance for pricing programs	(112,338)	(120,797)
	$772,731	$675,604
Inventories:
Raw materials	$225,010	$226,155
Finished goods	654,969	706,969
	$879,979	$933,124
Other current assets:
Value-added tax ("VAT") receivables	$47,686	$58,850
Prepaid expenses and other assets	89,238	76,628
	$136,924	$135,478
Property, plant and equipment, net:
Property, plant and equipment	$488,686	$459,413
Less: accumulated depreciation and amortization	(375,359)	(349,606)
	$113,327	$109,807
Other assets:
Deferred tax assets	$195,728	$193,629
Investments in privately held companies	33,767	43,068
Right-of-use assets	77,767	40,661
Investments for deferred compensation plan	27,969	28,431
Other assets	14,819	14,933
	$350,050	$320,722

The following table presents the components of certain balance sheet liability amounts (in thousands):

	September 30, 2022	March 31, 2022
Accrued and other current liabilities:
Accrued customer marketing, pricing and incentive programs	$221,894	$232,393
Accrued personnel expenses	90,561	165,090
Accrued sales return liability	48,583	40,507
Warranty accrual	29,882	32,987
VAT payable	25,062	39,602
Income taxes payable	22,783	35,355
Accrued payables - non-inventory	16,147	26,722
Operating lease liabilities	11,687	13,690
Contingent consideration	5,083	8,042
Other current liabilities	191,939	190,460
	$663,621	$784,848
Other non-current liabilities:
Employee benefit plan obligations	$46,872	$50,741
Operating lease liabilities	68,250	28,207
Obligation for deferred compensation plan	27,969	28,431
Warranty accrual	12,078	13,232
Deferred tax liabilities	3,117	1,962
Contingent consideration	245	4,217
Other non-current liabilities	10,173	5,343
	$168,704	$132,133

The Company recorded approximately $47.0 million right-of-use assets and operating lease liabilities during the six months ended September 30, 2022, primarily related to newly commenced operating leases for office spaces in the Americas and EMEA regions.

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis, excluding assets related to the Company’s defined benefit pension plans, classified by the level within the fair value hierarchy (in thousands):

	September 30, 2022			March 31, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$553,644	$—	$—	$762,055	$—	$—

Investments for deferred compensation plan included in other assets:
Cash	$164	$—	$—	$108	$—	$—
Common stock	1,703	—	—	2,329	—	—
Money market funds	9,052	—	—	6,765	—	—
Mutual funds	17,050	—	—	19,229	—	—
Total of investments for deferred compensation plan	$27,969	$—	$—	$28,431	$—	$—

Currency derivative assets included in other current assets	$—	$3,270	$—	$—	$1,517	$—

Liabilities:
Contingent consideration included in accrued and other current liabilities	$—	$—	$5,083	$—	$—	$8,042
Contingent consideration included in other non-current liabilities	$—	$—	$—	$—	$—	$3,971
Currency derivative liabilities included in accrued and other current liabilities	$—	$150	$—	$—	$165	$—
Contingent Consideration for Business Acquisitions

The following table summarizes the change in the fair value of the Company's contingent consideration balance during the six months ended September 30, 2022 and 2021 (in thousands):

	Six Months Ended September 30,
	2022	2021
Beginning of the period	$12,259	$6,967
Fair value of contingent consideration upon acquisition (1)	1,142	9,973
Change in fair value of contingent consideration	—	(2,399)
Settlement of contingent consideration	(5,954)	—
Effect of foreign currency exchange rate changes	(2,119)	—
End of the period	$5,328	$14,541
    (1) Represents the contingent consideration related to the technology acquisitions during the periods.

The contingent consideration arising from the technology acquisition on May 19, 2021, represents the future potential earn-out payments of up to $10.0 million payable in cash only upon the achievement of three technical development milestones required to be completed as of December 31, 2021, June 30, 2022, and June 30, 2023. The fair value of the contingent consideration as of the acquisition date was $10.0 million, which was determined using a probability-weighted expected payment model and discounted at the estimated cost of debt. During the third quarter of fiscal year 2022, $0.9 million of the contingent consideration was released from other current liabilities upon cash settlement of the contingent consideration for the first technical development milestone. During the second quarter of fiscal year 2023, the Company paid $4.0 million for the contingent consideration related to the second technical development milestone.

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

The contingent consideration arising from the technology acquisition on January 4, 2021, represents the future potential earn-out payments of up to $3.0 million payable in cash upon the achievement of two technical development milestones required to be completed as of December 31, 2021 and March 31, 2022. The fair value of the contingent amount was determined using a probability-weighted expected payment model and discounted at the estimated cost of debt. During the second quarter of fiscal year 2023, the Company paid $2.0 million for the contingent consideration related to the first technical development milestone.

Although the estimate of contingent consideration is based on management’s best knowledge of current events, the estimate could change significantly from period to period. Actual results that differ from the assumptions used and any changes to the significant assumptions and unobservable inputs used could have an impact on future results of operations.

Investment for Deferred Compensation Plan

The marketable securities for the Company's deferred compensation plan were recorded at a fair value of $28.0 million and $28.4 million, as of September 30, 2022 and March 31, 2022, respectively, based on quoted market prices. Quoted market prices are observable inputs that are classified as Level 1 within the fair value hierarchy. Unrealized gains (losses) related to marketable securities for the three and six months ended September 30, 2022 and 2021 were not material and were included in other income (expense), net in the Company's condensed consolidated statements of operations.

Equity Method Investments

The Company has certain non-marketable investments included in other assets that are accounted for as equity method investments, with a carrying value of $22.9 million and $40.2 million as of September 30, 2022 and March 31, 2022, respectively. Unrealized gains (losses) related to equity method investments for the three and six months ended September 30, 2022 and 2021 were not material and are included in other income (expense), net in the Company's condensed consolidated statements of operations.

During the three months ended September 30, 2022, the Company recorded an impairment charge, before tax, of $21.4 million for one of its equity method investments as it was determined that the carrying value of the investment was not recoverable. The impairment charge is included in other income (expense), net in the Company's condensed consolidated statements of operations for the three and six months ended September 30, 2022. There was no impairment of equity method investments during the three and six months ended September 30, 2021.

Other Assets Measured at Fair Value on a Nonrecurring Basis

Financial Assets.  The Company has certain equity investments without readily determinable fair values due to the absence of quoted market prices, the inherent lack of liquidity, and the fact that inputs used to measure fair value are unobservable and require management's judgment. When certain events or circumstances indicate that impairment may exist, the Company revalues the investments using various assumptions, including the financial metrics and ratios of comparable public companies. The carrying value is also adjusted for observable price changes with the same or similar security from the same issuer. The amount of these equity investments without readily determinable fair value included in other assets was $10.9 million and $2.9 million as of September 30, 2022 and March 31, 2022, respectively. During the six months ended September 30, 2022, the Company recorded an unrealized gain, before tax, of $6.9 million for its investment in a private company as a result of observable price changes for similar securities issued by this company (level 2 fair value measurement). There was no impairment of these financial assets during the three and six months ended September 30, 2022 and 2021, other than an immaterial impairment charge related to one of the Company’s investments without readily determinable fair value recorded during the three months ended September 30, 2022.

Non-Financial Assets. Goodwill, intangible assets, and property, plant and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur such that a non-financial instrument is required to be evaluated for impairment and an impairment is recorded to reduce the non-financial instrument's carrying value to the fair value as a result of such triggering events (or as a result of the Company's annual impairment analysis for goodwill), the non-financial assets and liabilities are measured at fair value during such period. There was no impairment of non-financial assets during the three and six months ended September 30, 2022 and 2021.

Note 7 — Derivative Financial Instruments

Under certain agreements with the respective counterparties to the Company’s derivative contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, the Company presents its derivative assets and derivative liabilities on a gross basis in other current assets and accrued and other current liabilities, respectively, on the condensed consolidated balance sheets as of September 30, 2022 and March 31, 2022. See Note 6 for the fair values of the Company’s derivative instruments as of September 30, 2022 and March 31, 2022.

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

The notional amounts of foreign currency exchange forward contracts outstanding related to forecasted inventory purchases were $115.0 million and $125.4 million as of September 30, 2022 and March 31, 2022, respectively. The Company had $6.4 million of net gains related to its cash flow hedges included in accumulated other comprehensive loss as of September 30, 2022, which will be reclassified into earnings within the next twelve months.

 The following table presents the amounts of gains on the Company’s derivative instruments designated as hedging instruments for the three and six months ended September 30, 2022 and 2021 and their locations on its condensed consolidated statements of operations and condensed consolidated statements of comprehensive income (in thousands):

	Three Months Ended September 30,
	Amount of Gain Deferred as a Component of Accumulated Other Comprehensive Loss		Amount of Gain Reclassified from Accumulated Other Comprehensive Loss to Costs of Goods Sold
	2022	2021	2022	2021
Cash flow hedges	$4,935	$2,132	$(4,947)	$(1,314)

	Six Months Ended September 30,
	Amount of Gain Deferred as a Component of Accumulated Other Comprehensive Loss		Amount of Gain Reclassified from Accumulated Other Comprehensive Loss to Costs of Goods Sold
	2022	2021	2022	2021
Cash flow hedges	$11,564	$2,662	$(7,038)	$(1,908)

The Company presents the earnings impact from forward points in the same line item that is used to present the earnings impact of the hedged item, i.e. cost of goods sold, for hedging forecasted inventory purchases and such amount is not material for all periods presented.

Other Derivatives

The Company also enters into foreign currency exchange forward and swap contracts to reduce the short-term effects of currency exchange rate fluctuations on certain receivables or payables denominated in currencies other than the functional currencies of its subsidiaries. These contracts generally mature within a month. The primary risk managed by using forward and swap contracts is the currency exchange rate risk. The gains or losses on these contracts are not material and included in other income (expense), net in the condensed consolidated statements of operations based on the changes in fair value. The notional amounts of these contracts outstanding as of September 30, 2022 and March 31, 2022 were $204.6 million and $226.5 million, respectively. Foreign currency exchange forward and swap contracts outstanding as of September 30, 2022 and March 31, 2022 consisted of contracts in Japanese Yen, Brazilian Real, Australian Dollars, Canadian Dollars, Mexican Pesos, Chinese Renminbi, and New Taiwan Dollars, to be settled at future dates at pre-determined exchange rates.

The fair value of all foreign currency exchange forward and swap contracts is determined based on observable market transactions of spot currency rates and forward rates. Cash flows from these contracts are classified as operating activities in the condensed consolidated statements of cash flows.

Note 8 — Goodwill and Other Intangible Assets

The Company conducts its impairment analysis of goodwill and indefinite life intangible assets annually on December 31 or more frequently if changes in facts and circumstances indicate that it is more likely than not that the fair value of the Company’s reporting unit may be less than its carrying amount. There have been no triggering events identified affecting the valuation of goodwill and indefinite life intangible assets during the three and six months ended September 30, 2022 and 2021.

The following table summarizes the activities in the Company’s goodwill balance (in thousands):

As of March 31, 2022	$448,175
Acquisition	4,980
Effects of foreign currency translation	(3,263)
As of September 30, 2022	$449,892

The Company's acquired intangible assets were as follows (in thousands):

	September 30, 2022			March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademark and trade names	$36,790	$(24,628)	$12,162	$36,790	$(22,295)	$14,495
Developed technology	122,142	(89,775)	32,367	119,407	(83,540)	35,867
Customer contracts/relationships	71,110	(44,416)	26,694	71,110	(40,971)	30,139
In-process R&D	3,526	—	3,526	3,826	—	3,826
Effects of foreign currency translation	(1,598)	344	(1,254)	(634)	86	(548)
Total	$231,970	$(158,475)	$73,495	$230,499	$(146,720)	$83,779

Note 9 — Financing Arrangements

The Company had several uncommitted, unsecured bank lines of credit aggregating $176.0 million and $195.0 million as of September 30, 2022 and March 31, 2022, respectively. There are no financial covenants under these lines of credit with which the Company must comply. As of September 30, 2022 and March 31, 2022, the Company

had outstanding bank guarantees of $22.2 million and $25.5 million, respectively, under these lines of credit. There was no borrowing outstanding under these lines of credit as of September 30, 2022 or March 31, 2022.

Note 10 — Commitments and Contingencies

Product Warranties

Changes in the Company’s warranty liability for the three and six months ended September 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Beginning of the period	$43,841	$49,093	$46,219	$48,832
Provision	7,897	8,095	14,520	16,541
Settlements	(9,098)	(7,848)	(17,379)	(16,163)
Effects of foreign currency translation	(680)	(167)	(1,400)	(37)
End of the period	$41,960	$49,173	$41,960	$49,173

Indemnifications

The Company indemnifies certain of its suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of September 30, 2022, no material amounts have been accrued for these indemnification provisions. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under its indemnification arrangements.

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

In July 2022, the Company’s Board of Directors approved an increase of $500 million to the 2020 share repurchase program, to an aggregate amount of up to $1.5 billion to purchase up to 17.3 million of Logitech shares. The Swiss Takeover Board approved this increase and it became effective on August 19, 2022. As of September 30, 2022, $686.3 million was available for repurchase under the 2020 repurchase program. The 2020 share repurchase program is expected to remain in effect for a period of three years through July 27, 2023.

Dividends

During the three and six months ended September 30, 2022, the Company declared and paid cash dividends of CHF 0.96 (USD equivalent of $1.00 based on the exchange rate on the date of declaration) per share, totaling $162.7 million on the Company's outstanding shares. During the three and six months ended September 30, 2021, the Company declared and paid cash dividends of CHF 0.87 (USD equivalent of $0.95 based on the exchange rate on the date of declaration) per share, totaling $159.4 million on the Company's outstanding shares.

Any future dividends will be subject to approval of the Company's shareholders.

Accumulated Other Comprehensive Income (Loss)

The accumulated other comprehensive income (loss) was as follows (in thousands):

	Cumulative Translation Adjustment	Defined Benefit Plans	Deferred Hedging Gains	Total
March 31, 2022	$(102,461)	$(3,495)	$1,833	$(104,123)
Other comprehensive income (loss)	(39,283)	(114)	4,526	(34,871)
September 30, 2022	$(141,744)	$(3,609)	$6,359	$(138,994)

Note 12 — Segment Information

The Company operates in a single operating segment that encompasses the design, manufacturing and marketing of peripherals for PCs, tablets and other digital platforms. Operating performance measures are provided directly to the Company's CEO, who is considered to be the Company’s Chief Operating Decision Maker. The CEO periodically reviews information such as sales and adjusted operating income (loss) to make business decisions. These operating performance measures do not include restructuring charges, net, share-based compensation expense, amortization of intangible assets, acquisition-related costs and change in fair value of contingent consideration from business acquisition.

Sales by product categories and sales channels, excluding intercompany transactions, for the three and six months ended September 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Pointing Devices	$185,200	$189,014	$368,483	$371,892
Keyboards & Combos	200,853	236,272	428,573	454,629
PC Webcams	60,166	94,471	119,552	204,389
Tablet & Other Accessories	54,203	80,801	120,788	160,073
Gaming (1)	297,676	330,777	580,482	666,174
Video Collaboration	236,180	231,653	482,422	466,538
Mobile Speakers	39,195	39,492	61,505	67,976
Audio & Wearables	73,271	98,078	142,717	214,685
Other (2)	2,207	5,709	4,294	11,969
Total Sales	$1,148,951	$1,306,267	$2,308,816	$2,618,325
(1) Gaming includes streaming services revenue generated by Streamlabs.
(2) Other includes Smart Home.
Sales by geographic region (based on the customers’ locations) for the three and six months ended September 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Americas	$492,176	$541,515	$994,483	$1,154,081
EMEA	297,176	399,452	587,655	757,409
Asia Pacific	359,599	365,300	726,678	706,835
Total sales	$1,148,951	$1,306,267	$2,308,816	$2,618,325

Revenue from sales to customers in the United States, Germany and China each represented 10% or more of the total consolidated sales for each of the periods presented herein. No other countries represented 10% or more of the Company’s total consolidated sales for the periods presented herein.

Switzerland, the Company’s home domicile, represented 2% and 3% of the Company's total consolidated sales for the three months ended September 30, 2022 and 2021, respectively, and 2% and 3% for the six months ended September 30, 2022 and 2021, respectively.

Three customers of the Company each represented 10% or more of the total consolidated gross sales for the three and six months ended September 30, 2022, respectively. Two customers of the Company each represented 10% or more of the total consolidated sales for the three and six months ended September 30, 2021, respectively.

Property, plant and equipment, net (excluding software) and right-of-use assets by geographic region were as follows (in thousands):

	September 30, 2022	March 31, 2022
Americas	$51,469	$22,578
EMEA	36,214	23,830
Asia Pacific	84,091	87,265
Total	$171,774	$133,673

 Property, plant and equipment, net (excluding software) and right-of-use assets in the United States and China were $50.8 million and $63.4 million, respectively, as of September 30, 2022, and $21.7 million and $66.8 million, respectively, as of March 31, 2022. Property, plant and equipment, net (excluding software) and right-of-use assets in Switzerland, the Company’s country of incorporation, were $13.2 million and $13.6 million as of September 30, 2022 and March 31, 2022, respectively. No other countries represented 10% or more of the Company’s total consolidated property, plant and equipment, net (excluding software) and right-of-use assets as of September 30, 2022 or March 31, 2022.

Note 13 — Restructuring

During the second quarter of fiscal year 2023, the Company initiated a restructuring plan to realign its business group and engineering structure with its go-to-market strategy to more effectively compete within the enterprise market and to better serve end-users. As a result, the Company recorded pre-tax restructuring charges of $10.8 million, related to employee severance and other termination benefits, for the three and six months ended September 30, 2022, which are included in restructuring charges, net in the condensed consolidated statement of operations. As of September 30, 2022, restructuring liabilities of $9.7 million are included in accrued and other current liabilities in the condensed consolidated balance sheet. The Company expects to substantially complete this restructuring within the next twelve months.

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
•Opportunities for growth and our ability to execute on and take advantage of them, market opportunities, and marketing initiatives and strategy and our expectations regarding the success thereof;
•Potential tariffs, their effects and our ability to mitigate their effects;
•Capital investments and research and development;
•Our expectations regarding our share repurchase and dividend programs;
•Our expectations regarding our restructuring efforts, including the timing thereof;
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

Overview of Our Company

Logitech is a world leader in designing, manufacturing and marketing products that help connect people to digital and cloud experiences. Over forty years ago, Logitech created products to improve experiences around the personal computer ("PC") platform, and today it is a multi-brand, multi-category company designing products that enable people to pursue their passions and connect to the world. Logitech’s products align with several large secular trends including work and learn from anywhere, video everywhere, the increasing popularity of gaming as a spectator and participant sport, and the democratization of content creation. Logitech's brands include Logitech, Logitech G, ASTRO Gaming, Streamlabs, Blue Microphones, and Ultimate Ears. Our Company's website is www.logitech.com.

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
Impacts of Macroeconomic and Geopolitical Conditions and Other Factors on our Business
In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the world. The COVID-19 pandemic has resulted in industry-wide global supply chain challenges, including manufacturing, transportation and logistics. We purchase certain products and key components from a limited number of sources, and depends on the supply chain, including freight, to receive components, transport finished goods and deliver our products across the world.

More recently, we have also been impacted by adverse macroeconomic and geopolitical conditions. These conditions include but are not limited to inflation, foreign currency fluctuations, slow down of economic activity around the globe, in part due to rising interest rates, and lower consumer spending. In addition, the war in Ukraine has further increased existing global supply chain, logistics, and inflationary challenges. Such global or regional economic and political conditions adversely affect demand for our products. These conditions also have an impact on our suppliers, contract manufacturers, logistics providers, and distributors, causing increases in cost of materials and higher shipping and transportation rates, and as a result impacting the pricing of our products. Price increases may not successfully offset cost increases or may cause us to lose market share and in turn adversely impact our results of operations.

While global supply chain challenges improved during the second quarter of fiscal 2023, including logistics costs, shipping lead times, and component availability, if macroeconomic and geopolitical conditions and COVID-19 related factors do not improve or worsen, our results of operations may be adversely impacted.

For additional information, see "Liquidity and Capital Resources" below and Part II item 1A "Risk Factors," including under the caption "Adverse global and regional economic and geopolitical conditions can materially adversely affect our business, results of operations and financial condition," “We purchase key components and products from a limited number of sources, and our business and operating results could be adversely affected if supply were delayed or constrained or if there were shortages of required components,” “Our principal manufacturing operations and third-party contract manufacturers are located in China and Southeast Asia, which exposes us to risks associated with doing business in that geographic area as well as potential tariffs, adverse trade regulations, adverse tax consequences and pressure to move or diversify our manufacturing locations,” “If we do not accurately forecast market demand for our products, our business and operating results could be adversely affected,” "The full effect of the COVID-19 pandemic is still uncertain and cannot be predicted, and could adversely affect our business, results of operations and financial condition" and "If we do not successfully coordinate the worldwide manufacturing and distribution of our products, we could lose sales.”

Summary of Financial Results

Our total sales for each of the three and six months ended September 30, 2022 decreased 12% compared to the same periods of the prior fiscal year, driven by a decline in sales for all of our product categories other than Video Collaboration.

Sales for the three months ended September 30, 2022 decreased 26%, 9%, and 2% in the EMEA, Americas and the Asia Pacific regions, respectively, compared to the same period of the prior fiscal year. Sales for the six months ended September 30, 2022, increased 3% in the Asia Pacific region, and decreased 22% and 14% in the EMEA and Americas regions, respectively, compared to the same period of the prior fiscal year.

Gross margin was 38.2% and 38.9% for the three and six months ended September 30, 2022, respectively, and decreased by 330 basis points and 350 basis points, respectively, compared to the same periods of the prior fiscal year, primarily due to higher material costs and unfavorable impacts from changes in currency exchange rates.

Operating expenses for the three months ended September 30, 2022 were $311.4 million, or 27.1% of sales, compared to $362.8 million, or 27.8% of sales, in the same period of the prior fiscal year. Operating expenses for the six months ended September 30, 2022 were $655.5 million, or 28.4% of sales, compared to $728.6 million or 27.8% of sales, in the same period of the prior fiscal year.
Net income for the three and six months ended September 30, 2022 was $82.1 million and $182.9 million, respectively, compared to the same periods of the prior fiscal year of $139.5 million, and $326.3 million, respectively.
Trends in Our Business

Our products participate primarily in four large multi-category market opportunities, including Creativity & Productivity, Gaming, Video Collaboration and Music. The following discussion represents key trends specific to our market opportunities.
Trends Specific to Our Market Opportunities
Creativity & Productivity: In the past few years, mice and keyboard shipments have been strong due to work-from-home, learn-from-home and hybrid work trends. We believe that innovative personal workspace peripherals, such as our mice and keyboards, can refresh the design of personal workspaces and help improve the productivity and engagement of remote work and learning, thus providing growth opportunities. Hybrid work culture is also expanding the number of new workspaces to which we can attach our personal workspace peripherals. Increasing adoption of various cloud-based applications has led to multiple unique consumer use cases, which we are addressing with our innovative product portfolio and a deep understanding of our customer base. The popularity of streaming coupled with hybrid work trends, provide growth opportunities for our webcam products as well as other products in our portfolio. Smaller mobile computing devices, such as tablets, have created new markets and usage models for our peripherals and accessories.
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
Video Collaboration: The long-term structural growth opportunities in the video collaboration market continue to drive commercial and consumer adoption of video conferencing. Video meetings continue to be an opportunity as companies want lower-cost, cloud-based solutions that can provide their employees with the ability to work from anywhere. We are continuing our efforts to create and sell innovative products to accommodate the increasing demand from home offices and small-size meeting rooms, such as huddle rooms, to medium and large-sized meeting rooms. We will continue to invest in the development of select business-specific products (both hardware and software), targeted product marketing and sales channel development. We believe the continued digitization of learning and hybrid learning environments is a future growth opportunity.

Music: Consumers are optimizing their audio experiences on their tablets and smartphones with a variety of music peripherals including wireless mobile speakers and in-ear and other headphones. However, the mobile speaker market has matured and the integration of personal voice assistants has increased competition in the speaker category leading to a decline in our Mobile Speakers category sales in the past few years. In addition, we will continue developing true wireless audio products as growth in this category of the wireless audio market continues to be strong.
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
There have been no material changes in our critical accounting estimates during the six months ended September 30, 2022 compared with the critical accounting estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

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
Results of Operations

Net Sales

Our sales for each of the three and six months ended September 30, 2022 decreased 12%, compared to the same periods of the prior fiscal year, which was primarily driven by a decline in sales for all of our product categories other than Video Collaboration. Our sales for the three and six month periods were also negatively impacted from lower demand and unfavorable changes in currency exchange rates. If currency exchange rates had been constant in the three and six months ended September 30, 2022 and 2021, our constant dollar sales reduction rates would have been 7% and 8%, respectively.
Sales Denominated in Other Currencies

Although our financial results are reported in U.S. Dollars, a portion of our sales was generated in currencies other than the U.S. Dollar, such as the Euro, Chinese Renminbi, Australian Dollar, Canadian Dollar, Japanese Yen, Pound Sterling and New Taiwan Dollar. During the three months ended September 30, 2022, approximately 50% of our sales were denominated in currencies other than the U.S. Dollar.

Sales by Region

The following table presents the change in sales by region for the three and six months ended September 30, 2022, compared with the three and six months ended September 30, 2021:

	Sales Growth Rate		Constant Dollar Sales Growth Rate
	Three Months Ended September 30, 2022	Six Months Ended September 30, 2022	Three Months Ended September 30, 2022	Six Months Ended September 30, 2022
Americas	(9)%	(14)%	(9)%	(14)%
EMEA	(26)%	(22)%	(16)%	(14)%
Asia Pacific	(2)%	3%	4%	8%

Americas:

The decrease in sales in the Americas region for the three-month period presented above was primarily driven by a decrease in sales of PC Webcams, Gaming, and Tablet & Other Accessories. The decrease in sales in the Americas region for the six-month periods presented above was primarily driven by a decrease in sales of Gaming, Audio & Wearables, and PC Webcams.

EMEA:

The decrease in sales in our EMEA region for the three-and-six-month periods was primarily driven by the decrease in sales of all of our product categories except Video Collaboration.

Asia Pacific:

The decrease in sales in our Asia Pacific region for the three-month period presented above was primarily driven by a decrease in sales of PC Webcams, Keyboards & Combos and Tablet & Other Accessories, partially offset by an increase in sales of Gaming. The increase in sales for the six-month period was primarily driven by an increase in sales of Gaming and Pointing Devices, partially offset by decrease in sales of the other product categories.

Sales by Product Categories

Sales by product categories for the three and six months ended September 30, 2022 and 2021 were as follows (Dollars in thousands):

	Three Months Ended September 30,			Six Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Pointing Devices	$185,200	$189,014	(2)%	$368,483	$371,892	(1)%
Keyboards & Combos	200,853	236,272	(15)	428,573	454,629	(6)
PC Webcams	60,166	94,471	(36)	119,552	204,389	(42)
Tablet & Other Accessories	54,203	80,801	(33)	120,788	160,073	(25)
Gaming (1)	297,676	330,777	(10)	580,482	666,174	(13)
Video Collaboration	236,180	231,653	2	482,422	466,538	3
Mobile Speakers	39,195	39,492	(1)	61,505	67,976	(10)
Audio & Wearables	73,271	98,078	(25)	142,717	214,685	(34)
Other (2)	2,207	5,709	(61)	4,294	11,969	(64)
Total Sales	$1,148,951	$1,306,267	(12)%	$2,308,816	$2,618,325	(12)%
(1) Gaming includes streaming services revenue generated by Streamlabs.
(2) Other includes Smart Home.

Creativity & Productivity Market:

Pointing Devices
Our Pointing Devices category comprises PC- and Mac-related mice including trackballs, touchpads and presentation tools.

Sales of Pointing Devices remained flat for the three and six months ended September 30, 2022, compared to the same periods of the prior fiscal year.

Keyboards & Combos
Our Keyboards & Combos category comprises PC keyboards, keyboard/mice combo products, and living room keyboards.

Sales of Keyboards & Combos decreased 15% for the three months ended September 30, 2022 compared to the same period of the prior fiscal year, primarily driven by the decrease in sales of our cordless combos and corded PC keyboards. Sales of Keyboards & Combos decreased 6% for the six months ended September 30, 2022, compared to the same period of the prior fiscal year, primarily driven by the decrease in sales of our cordless combos and corded PC keyboards, partially offset by the increase in sales of our cordless PC keyboards.

PC Webcams
Our PC Webcams category comprises PC-based webcams targeted primarily at consumers, including streaming cameras.

Sales of PC Webcams decreased 36% and 42% for the three and six months ended September 30, 2022, respectively, compared to the same periods of the prior fiscal year, primarily driven by the decrease in sales of our HD Pro Webcam C920, 1080p Pro Stream Webcam, and Webcam C260.

Tablet & Other Accessories

Our Tablet & Other Accessories category primarily comprises keyboards for tablets.

Sales of Tablet & Other Accessories products decreased 33% and 25% for the three and six months ended September 30, 2022, respectively, compared to the same periods of the prior fiscal year, primarily driven by the decrease in sales of most of our products, partially offset by increases in sales of our Rugged Combo 3 Touch and Combo Touch for iPad Air.

Gaming market:
Gaming
Our Gaming category comprises gaming mice, keyboards, headsets, gamepads, steering wheels, simulation controllers, console gaming headsets, console gaming controllers, and Streamlabs services.

Sales of Gaming decreased 10% and 13% for the three and six months ended September 30, 2022, respectively, compared to the same periods of the prior fiscal year, primarily driven by the decrease in sales of most of the gaming sub-categories, partially offset by an increase in sales of our gaming steering wheels.

Video Collaboration market:
Video Collaboration
Our Video Collaboration category includes Logitech’s conference room cameras, which combine affordable enterprise-quality audio and high definition 4K video to bring video conferencing to businesses of any size, as well as webcams and headsets that turn any desktop into an instant collaboration space.

Sales of Video Collaboration products increased 2% and 3% for the three and six months ended September 30, 2022, respectively, compared to the same periods of the prior fiscal year, primarily due to an increase in sales of conference room cameras, headsets, and docks, partially offset by a decline in sales of webcams.

Music market:

Mobile Speakers
Our Mobile Speakers category is made up entirely of Bluetooth wireless speakers.

Sales of Mobile Speakers remained flat for the three months ended September 30, 2022, compared to the same period of the prior fiscal year. Sales of Mobile Speakers decreased 10% for the six months ended September 30, 2022 compared to the same period of the prior fiscal year primarily due to a decrease in sales of most of our Mobile speaker sub-categories, partially offset by the sales of our Ultimate Ears Wonderboom 3 mini speakers, introduced in the second quarter of fiscal year 2023, and an increase in sales of our Hyperboom mobile speakers.

Audio & Wearables
Our Audio & Wearables category comprises PC speakers, PC headsets, in-ear headphones, premium wireless audio wearables and studio-quality Blue Microphones for professionals and consumers.

Sales of Audio & Wearables decreased 25% and 34% for the three and six months ended September 30, 2022, respectively, compared to the same periods of the prior fiscal year, primarily due to a decrease in sales of almost all sub-categories.

Gross Profit

Gross profit for the three and six months ended September 30, 2022 and 2021 was as follows (Dollars in thousands):

	Three Months Ended September 30,			Six Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Net sales	$1,148,951	$1,306,267	(12)%	$2,308,816	$2,618,325	(12)%
Gross profit	$438,780	$542,163	(19)%	$898,383	$1,111,089	(19)%
Gross margin	38.2%	41.5%		38.9%	42.4%

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

Gross margin for the three and six months ended September 30, 2022 decreased by 330 basis points and 350 basis points, respectively, compared to the same periods of the prior fiscal year, primarily due to higher material costs and unfavorable impacts from changes in currency exchange rates.

Operating Expenses

Operating expenses for the three and six months ended September 30, 2022 and 2021 were as follows (Dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Marketing and selling	$202,091	$256,627	$431,469	$508,941
% of sales	17.6%	19.6%	18.7%	19.4%
Research and development	69,009	68,661	144,526	137,907
% of sales	6.0%	5.3%	6.3%	5.3%
General and administrative	26,589	33,271	62,449	73,813
% of sales	2.3%	2.5%	2.7%	2.8%
Amortization of intangible assets and acquisition-related costs	2,873	5,107	6,242	10,324
% of sales	0.3%	0.4%	0.3%	0.4%
Change in fair value of contingent consideration for business acquisition	—	(925)	—	(2,399)
% of sales	N/A	(0.1)%	N/A	(0.1)%
Restructuring charges, net	10,817	11	10,817	11
% of sales	0.9%	—%	0.5%	—%
Total operating expenses	$311,379	$362,752	$655,503	$728,597
% of sales	27.1%	27.8%	28.4%	27.8%
The decrease in total operating expenses during the three and six months ended September 30, 2022, compared to the same periods of the prior fiscal year, were mainly due to decreases in marketing and selling expenses and general and administrative expenses, partially offset by an increase in restructuring expenses.

Marketing and Selling
Marketing and selling expenses consist of personnel and related overhead costs, corporate and product marketing, promotions, advertising, trade shows, technical support for customer experiences and facilities costs.

During the three and six months ended September 30, 2022, marketing and selling expenses decreased $54.5 million and $77.5 million, respectively, compared to the same periods of the prior fiscal year, primarily driven by lower third-party marketing and advertising spend.

Research and Development
Research and development expenses consist of personnel and related overhead costs for contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.
During the three months ended September 30, 2022, research and development expenses remained flat, compared to the same period of the prior fiscal year. During the six months ended September 30, 2022, research and development expenses increased $6.6 million, compared to the same period of the prior fiscal year, primarily driven by higher outsourcing expenses, and higher travel and entertainment expenses.

General and Administrative
General and administrative expenses consist primarily of personnel and related overhead, information technology, and facilities costs for the infrastructure functions such as finance, information systems, executives, human resources and legal.

During the three and six months ended September 30, 2022, general and administrative expenses decreased $6.7 million and $11.4 million, respectively, compared to the same periods of the prior fiscal year, primarily driven by lower personnel-related costs.

Amortization of Intangible Assets and Acquisition-Related Costs

Amortization of intangible assets consists of amortization of acquired intangible assets, including customer relationships and trademarks and trade names. Acquisition-related costs include legal expenses, due diligence costs, and other professional costs incurred for business acquisitions.

During the three and six months ended September 30, 2022, amortization of intangible assets and acquisition-related costs decreased $2.2 million and $4.1 million, respectively, compared to the same periods of the prior fiscal year, primarily due to certain acquired intangible assets becoming fully amortized and the write-off of Jaybird intangible assets in the third quarter of fiscal year 2022.

Restructuring Charges, Net

During the second quarter of fiscal year 2023, we initiated a restructuring plan to realign our business group and engineering structure with our go-to-market strategy to more effectively compete within the enterprise market and to better serve end-users. As a result, we recorded pre-tax restructuring charges of $10.8 million, related to employee severance and other termination benefits, for the three and six months ended September 30, 2022. We expect to substantially complete this restructuring within the next twelve months.

Interest Income
Interest income for the three and six months ended September 30, 2022 and 2021 was as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Interest income	$3,459	$201	$4,908	$517
We invest in highly liquid instruments with an original maturity of three months or less at the date of purchase, which are classified as cash equivalents. During the three and six months ended September 30, 2022 interest income increased $3.3 million and $4.4 million, respectively, compared to the same periods of the prior fiscal year, primarily driven by the increase in interest rates.

Other Income (Expense), Net

Other income (expense), net for the three and six months ended September 30, 2022 and 2021 was as follows (Dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Investment income (expense) related to the deferred compensation plan	$(762)	$(73)	$(4,148)	$1,095
Currency exchange gain (loss), net	(2,052)	(4,979)	(5,012)	738
Loss on investments, net	(22,934)	(2,032)	(11,577)	(961)
Other	351	381	964	860
Total	$(25,397)	$(6,703)	$(19,773)	$1,732

Investment income related to the deferred compensation plan represents earnings, gains, and losses on marketable securities related to a deferred compensation plan offered by one of our subsidiaries. The decrease in investment income for three and six months ended September 30, 2022 compared to the same periods of the prior fiscal year primarily relates to the change in market performance of the underlying securities.

Currency exchange gain (loss), net, relates to balances denominated in currencies other than the functional currency in our subsidiaries, as well as to the sale of currencies, and gains or losses recognized on currency exchange forward contracts. We do not speculate in currency positions, but we are alert to opportunities to maximize currency exchange gains and minimize currency exchange losses. The loss for the three months ended September 30, 2022 was primarily due to the weakening of the Australian Dollar, and the Brazilian Real against the U.S. Dollar offset by gains in the Swiss Franc. The loss for the three months ended September 30, 2021 was primarily due to the weakening of the Brazilian Real against the U.S. Dollar. The loss for the six months ended September 30, 2022 was primarily due to the weakening of the Brazilian Real, Australian Dollar, and the Japanese Yen, offset by the gain from the weakening of the Chinese Renminbi against the U.S Dollar. The gain for the six months ended September 30, 2021 was primarily due to the strengthening of the Brazilian Real offset by the loss from the strengthening of the Chinese Renminbi against the U.S Dollar.

Loss on investments, net, represents unrealized gain (loss) from the fair value change of investment, gain (loss) on equity-method investments and impairment of investments during the periods presented, as applicable. The loss for the three and six months ended September 30, 2022 were primarily due to the impairment charges related to one of our equity method investments. The loss for the six months ended September 30, 2022 was partially offset by an unrealized gain related to one of our equity investments without readily determinable fair value resulting from observable price changes. See Note 6 to our condensed consolidated financial statements for additional information.

Provision for Income Taxes

The provision for income taxes and effective income tax rates for the three and six months ended September 30, 2022 and 2021 were as follows (Dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Provision for income taxes	$23,372	$33,453	$45,088	$58,444
Effective income tax rate	22.2%	19.3%	19.8%	15.2%

The change in the effective income tax rate for the three and six months ended September 30, 2022 was primarily due to the mix of income and losses in the various tax jurisdictions in which we operate. There was a discrete tax provision of $0.2 million and a discrete tax benefit of $1.2 million from the recognition of shortfalls and excess tax benefits, respectively, in the United States in the three and six months ended September 30, 2022. In addition, there were discrete tax benefits of $0.3 million and $1.5 million from the reversal of uncertain tax positions from the expiration of statutes of limitations, respectively, in the three and six month period ended September 30, 2022. The change in the effective income tax rate for the three and six months ended September 30, 2021 was primarily due to the mix of income and losses in the various tax jurisdictions in which we operate. There were discrete tax benefits of $0.6 million and $14.3 million from the recognition of excess tax benefits in the United States in the three and six months ended September 30, 2021, respectively. Furthermore, there were discrete tax benefits of $0.5 million and $1.5 million from the reversal of uncertain tax positions from the expiration of statutes of limitations, respectively, in the three and six month period ended September 30, 2021.

As of September 30, 2022 and March 31, 2022, the total amount of unrecognized tax benefits due to uncertain tax positions was $174.9 million and $176.0 million, respectively, all of which would affect the effective income tax rate if recognized.

Liquidity and Capital Resources

Cash Balances, Available Borrowings, and Capital Resources

As of September 30, 2022, we had cash and cash equivalents of $868.5 million, compared with $1,328.7 million as of March 31, 2022. Our cash and cash equivalents consist of bank demand deposits and short-term time deposits, of which 66% is held in Switzerland and 17% were held in China (including Hong Kong). We do not expect to incur any material adverse tax impact except for what has already been recognized, or to be significantly inhibited by any country in which we do business from the repatriation of funds to Switzerland, our home domicile.

As of September 30, 2022, our working capital was $1,448.0 million, compared to $1,651.8 million as of March 31, 2022. The decrease was primarily driven by lower cash balances, resulting from higher share repurchases and payments of cash dividends, and lower inventories, partially offset by decreases in accrued liabilities and accounts payable, and an increase in accounts receivable, net.

We had several uncommitted, unsecured bank lines of credit aggregating $176.0 million as of September 30, 2022. There are no financial covenants under these lines of credit with which we must comply. As of September 30, 2022, we had outstanding bank guarantees of $22.2 million under these lines of credit.

The following tables present selected financial information and statistics as of and for the three months ended September 30, 2022 and 2021 (Dollars in thousands):

	As of September 30,
	2022	2021
Accounts receivable, net	$772,731	$728,074
Accounts payable	$546,563	$660,720
Inventories	$879,979	$827,710

	Three Months Ended September 30,
	2022	2021
Days sales in accounts receivable (“DSO”) (Days)(1)	61	50
Days accounts payable outstanding (“DPO”) (Days)(2)	69	78
Inventory turnover (“ITO”) (x)(3)	3.2	3.7

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

DSO for the three months ended September 30, 2022 increased by 11 days to 61 days, compared to 50 days for the same period of the prior fiscal year, primarily due to a comparatively higher percentage of sales in the last month of the current quarter.

DPO for the three months ended September 30, 2022 decreased by 9 days, compared to 78 days for the same period of the prior fiscal year, primarily due to lower inventory purchases than prior year resulting from softened demand and lower marketing spend.

ITO for the three months ended September 30, 2022 decreased by 0.5, compared to 3.7 for the same period of the prior fiscal year, primarily due to lower demand and higher inventory balance than prior year.

If we are not successful in launching and phasing in our new products, or market competition increases, or we are not able to sell the new products at the prices planned, it could have a material impact on our sales, gross profit margin, operating results including operating cash flow, and inventory turnover in the future.

The following table summarizes our condensed consolidated statements of cash flows (Dollars in thousands):

	Six Months Ended September 30,
	2022	2021
Net cash provided by (used in) operating activities	$37,256	$(177,848)
Net cash used in investing activities	(53,561)	(63,208)
Net cash used in financing activities	(416,087)	(371,905)
Effect of exchange rate changes on cash and cash equivalents	(27,823)	(70)
Net decrease in cash and cash equivalents	$(460,215)	$(613,031)
For the six months ended September 30, 2022, net cash provided by operating activities was $37.3 million resulting from net income of $182.9 million, a favorable impact from adding back non-cash expenses totaling $100.2 million, and an unfavorable net change in operating assets and liabilities of $245.9 million. Non-cash expenses were primarily related to depreciation and amortization, share-based compensation expenses, and loss on investments. The increase in accounts receivable, net was primarily driven by timing of sales within the quarter. The decrease in inventories was primarily driven by lower inventory purchases. The decrease in accounts payable was primarily driven by lower inventory purchases and marketing spend. The decrease in accrued and other liabilities was primarily driven by payment of the fiscal year 2022 annual bonus.
For the six months ended September 30, 2022, net cash used in investing activities was $53.6 million, primarily due to $45.4 million of purchases of property, plant, and equipment and $5.8 million payments for acquisitions, net of cash acquired.
For the six months ended September 30, 2022, net cash used in financing activities was $416.1 million, resulting from repurchases of our registered shares of $237.6 million, payment of cash dividends of $158.7 million, and tax withholdings related to net share settlements of restricted stock units of $26.7 million.
For the six months ended September 30, 2022, there was a $27.8 million loss from currency exchange rate effect on cash and cash equivalents, primarily due to the weakening of the Euro, Chinese Renminbi, Swiss Franc, Australian Dollar, New Taiwan Dollar and the Japanese Yen versus the U.S. Dollar by 12%, 11%, 6%, 14%, 10% and 16%, respectively. The loss from the effect of currency rate changes was immaterial during the six months ended September 30, 2021.
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
In fiscal year 2023, we paid a cash dividend of CHF 156.1 million (U.S. Dollar amount of $158.7 million based on the exchange rate on the date of payment) out of fiscal year 2022 retained earnings. In fiscal year 2022, we paid a cash dividend of CHF 147.0 million (U.S. Dollar amount of $159.4 million) out of fiscal year 2021 retained earnings.
In May 2020, our Board of Directors approved a share repurchase program, which authorized us to invest up to $250.0 million to purchase our own shares, following the expiration date of the 2017 share repurchase program.

In April 2021, our Board of Directors approved an increase of $750.0 million of the 2020 share repurchase program, to an aggregate amount of $1.0 billion. The Swiss Takeover Board approved this increase and it became effective on May 21, 2021. In July 2022, our Board of Directors approved an increase of $500 million to the 2020 share repurchase program to an aggregate amount of up to $1.5 billion. The Swiss Takeover Board approved this increase and it became effective on August 19, 2022. As of September 30, 2022, $686.3 million was available for repurchase under the 2020 repurchase program.
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

Operating Leases Obligations

We lease facilities under operating leases, certain of which require us to pay property taxes, insurance and maintenance costs. Operating leases for facilities are generally renewable at our option and usually include escalation clauses linked to inflation. During the six months ended September 30, 2022, our operating lease obligations increased approximately $50.0 million, primarily related to newly commenced operating leases for office spaces in the Americas and EMEA regions. There have been no other material changes to our contractual obligations as previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2022. The remaining terms of our non-cancelable operating leases expire in various years through 2033.

Purchase Commitments

As of September 30, 2022, we had non-cancelable purchase commitments of $589.5 million for inventory purchases made in the normal course of business from original design manufacturers, contract manufacturers and other suppliers, the majority of which are expected to be fulfilled within the next 12 months. We recorded a liability for firm, non-cancelable, and unhedged inventory purchase commitments in excess of anticipated demand or net realizable value consistent with our valuation of excess and obsolete inventory. As of September 30, 2022, the liability for these purchase commitments was $46.1 million and is recorded in accrued and other current liabilities in the condensed consolidated balance sheet.

We have firm purchase commitments of $20.0 million for capital expenditures primarily related to commitments for tooling and equipment for new and existing products. We expect to continue making capital expenditures in the future to support product development activities and ongoing and expanded operations. Although open purchase commitments are considered enforceable and legally binding, the terms generally allow us to reschedule or adjust our requirements based on business needs prior to delivery of goods or performance of services.
Other Contractual Obligations and Commitments

For further detail about our contractual obligations and commitments, refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

Indemnifications

We indemnify certain suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of September 30, 2022, no amounts have been accrued for indemnification provisions. We do not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under our indemnification arrangements.

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

Legal Proceedings

From time to time we are involved in claims and legal proceedings that arise in the ordinary course of our business. For more information about Legal Proceedings, see Part II Item 1 Legal Proceedings of this quarterly report on Form 10-Q for the period ended September 30, 2022.

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

We are exposed to currency exchange rate risk as we transact business in multiple currencies, including exposure related to anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. Dollar. We transact business in over 30 currencies worldwide, of which the most significant to operations are the Euro, Chinese Renminbi, Japanese Yen, Australian Dollar, Canadian Dollar, Pound Sterling and New Taiwan Dollar. For the three months ended September 30, 2022, approximately 50% of our sales were in non-U.S. denominated currencies, with 21% of our sales denominated in Euro. The mix of our costs of goods sold and operating expenses by currency are significantly different from the mix of our sales, with a larger portion denominated in U.S. Dollar and less denominated in Euro and other currencies. A strengthening U.S. Dollar has a more unfavorable impact on our sales compared to the favorable impact on our cost of goods sold and operating expenses, resulting in an adverse impact on our operating results.

We enter into currency forward and swap contracts to reduce the short-term effects of currency fluctuations on certain receivables or payables denominated in currencies other than the functional currencies of our subsidiaries. These contracts generally mature within one month. The gains or losses on these contracts are recognized in earnings based on the changes in fair value.

If an adverse 10% foreign currency exchange rate change had been applied to total monetary assets and liabilities denominated in currencies other than the functional currencies at the balance sheet dates, it would have resulted in an adverse effect on income before income taxes of approximately $11.7 million and $24.4 million as of September 30, 2022 and March 31, 2022, respectively. The adverse effect as of September 30, 2022 and March 31, 2022 is after consideration of the offsetting effect of approximately $18.9 million and $15.9 million, respectively, from foreign exchange contracts in place as of such dates.
We enter into cash flow hedge contracts to protect against exchange rate exposure of forecasted inventory purchases. These hedging contracts mature within four months. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of AOCI until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold.
If the U.S. dollar had weakened by 10%, the amount recorded in AOCI related to our foreign exchange contracts before tax effect as of September 30, 2022 and March 31, 2022 would have been approximately $11.5 million and $12.5 million lower, respectively. The change in the fair value recorded in AOCI would be expected to offset a corresponding foreign currency change in cost of goods sold when the hedged inventory purchases are sold.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

•As we continue our efforts to lower our costs and improve our operational efficiency, we may not fully realize our goals.

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

Risks Related to Cyber Security, Privacy, and Intellectual Property

•Significant disruptions in, or breaches in security of, our websites, information technology systems or our products could adversely affect our business.

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

Our sales of our products might be less than we expect due to a decline in business or economic conditions in one or more of the countries or regions, a greater decline than we expect in demand for our products, our inability to successfully execute our sales and marketing plans, or for other reasons. Global economic concerns, such as the ongoing COVID-19 pandemic, Russia’s invasion of Ukraine, tariffs and policies that inhibit trade, the risk of new sovereign debt issues in Europe, the impact of oil prices from Russia and other countries, conflicts with either local or global financial implications, economic slowdown in China, and the varying pace of global economic recovery, create unpredictability and add risk to our future outlook. In particular, there are a number of factors worldwide contributing to supply chain challenges, which are due in large part to the COVID-19 pandemic and the resulting economic disruption, rising prices, labor and material shortages, and most recently Russia’s invasion of Ukraine.

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

Trends and opportunities in each of our product categories are rapidly evolving, declining in some categories and increasing in others, and may also be different by region, as a result of which we are constantly required to adapt to such changing markets, increased competition, and new challenges and opportunities. If we do not allocate our resources in line with the market and new opportunities, our business and results of operations could be adversely affected.

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
The COVID-19 pandemic and the measures taken by many countries in response have contributed to a general slowdown in the global economy and had a mixed effect and could in the future have a mixed or adverse effect on our business and operations, our customers and our partners. We have experienced and may continue to experience disruptions and higher costs in our manufacturing, supply chain and logistics operations and outsourced services, resulting in shortages of our products in our distribution channels and loss of market share and opportunities. We have also incurred additional costs related to business continuity. For example, Shanghai, China, experienced a two-month lockdown beginning in late March 2022 due to an outbreak of COVID-19, resulting in a lockdown of the city, closures of ports and airports, and disruption of commercial activities. If additional lockdowns or similar measures are instituted in Shanghai, or Suzhou, where our principal manufacturing facility is located, or other places where our suppliers and partners are located, such measures, depending on their duration, could cause additional negative impact on our business and results of operations.
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

As we continue our efforts to lower our costs and improve our operational efficiency, we may not fully realize our goals.

During the second quarter of fiscal 2023, we initiated a restructuring plan to realign our business group and engineering structure with our go-to-market strategy to more effectively compete within the enterprise market and to better serve end-users. Our strategy has been based on simplifying the organization and reducing operating costs through global workforce reductions, with the goal of better aligning costs with our business.

Our ability to achieve the desired and anticipated cost savings and other benefits from these simplification, cost-cutting and restructuring activities, and within our desired and expected timeframes, are subject to many estimates and assumptions, and the actual savings and timing for those savings may vary materially based on factors such as local labor regulations, negotiations with third parties, and operational requirements. These estimates and assumptions are also subject to significant economic, competitive and other uncertainties, some of which are beyond our control. There can be no assurance that we will fully realize the desired and anticipated benefits from these activities. To the extent that we are unable to improve our operational efficiency, further restructuring measures may be required in the future. Furthermore, we are expecting to be able to use the anticipated cost savings from these activities to fund and support our current growth opportunities and incremental investments for future growth. If the cost-savings do not materialize as anticipated, or within our expected timeframes, our ability to invest in growth may be limited and our business and operating results may be adversely affected.

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

Such conditions, including but not limited to inflation, slower growth or recession, new or increased tariffs, trade restrictions, changes to fiscal and monetary policy, higher interest rates and currency fluctuations, and other conditions that are susceptible to impact consumer confidence and spending could adversely affect demand for our products. During the first half of fiscal year 2023, we were impacted by adverse macroeconomic conditions including but not limited to inflation, foreign currency fluctuations, slow down of economic activity around the globe, in part due to rising interest rates, and lower consumer spending. We also continue being affected by supply chain challenges, and the war in Ukraine has further increased existing global supply chain, logistics, and inflationary challenges. In the fourth quarter of fiscal year 2022, we indefinitely ceased all sales and shipments to Russia. Our sales in Ukraine have also been halted due to the ongoing military operations on the Ukrainian territory. Our business in Russia and Ukraine was not material to our results and accounted for approximately 2% of total revenue for fiscal year 2022.

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

•Exposure to political and financial instability, especially with the uncertainty associated with the ongoing sovereign debt issues in certain Euro zone countries and the stability of the European Union, which may lead to reduced sales, currency exchange losses and collection difficulties or other losses;

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

Our primary exposure to movements in currency exchange rates relates to non-U.S. Dollar-denominated sales and operating expenses worldwide. For the three months ended September 30, 2022, approximately 50% of our revenue was in non-U.S. denominated currencies. The weakening of currencies relative to the U.S. Dollar adversely affects the U.S. Dollar value of our non-U.S. Dollar-denominated sales and earnings. If we raise international pricing to compensate, it could potentially reduce demand for our products, adversely affecting our sales and potentially having an adverse impact on our market share. Margins on sales of our products in non-U.S. Dollar-denominated countries and on sales of products that include components obtained from suppliers in non-U.S. Dollar-denominated countries could be adversely affected by currency exchange rate fluctuations. In some circumstances, for competitive or other reasons, we may decide not to raise local prices to fully offset the U.S. Dollar’s strengthening, which would adversely affect the U.S. Dollar value of our non-U.S. Dollar-denominated sales and earnings. Competitive conditions in the markets in which we operate may also limit our ability to increase prices in the event of fluctuations in currency exchange rates. Conversely, strengthening of currency rates may also increase our product component costs and other expenses denominated in those currencies, adversely affecting operating results. We further note that a larger portion of our sales than of our expenses are denominated in non-U.S. denominated currencies.

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

Risks Related to Cyber Security, Privacy, and Intellectual Property

Significant disruptions in, or breaches in security of, our websites, information technology systems or our products could adversely affect our business.

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

We have been expanding the categories of products we sell. We expect to continue to enter new categories and markets. As we do so, we face an increased risk that claims alleging we infringe the patent or other intellectual property rights of others, regardless of the merit of the claims, may increase in number and significance. This risk is heightened by the persistent lawsuits brought by holders of patents that do not have an operating business or are attempting to license broad patent portfolios Intellectual property lawsuits are subject to inherent uncertainties due to the complexity of the technical issues involved, and we cannot be certain that we will be successful in defending ourselves against intellectual property claims. A successful claimant could secure a judgment that requires us to pay substantial damages or prevents us from distributing certain products or performing certain services. We might also be required to seek a license for the use of such intellectual property, which may not be available on commercially acceptable terms or at all. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and may ultimately not be successful. Any claims or proceedings against us, whether meritorious or not, could be time consuming, result in costly litigation or the diversion of significant operational resources, or require us to enter into royalty or licensing agreements, any of which could materially and adversely affect our business and results of operations.

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

•Our sales are impacted by consumer demand and current and future global economic and political conditions, including inflation, foreign currency fluctuations, slow down of economic activity around the globe, in part due to rising interest rates, and lower consumer spending, trade restrictions and tariffs, and can, therefore, fluctuate abruptly and significantly during periods of uncertain economic conditions or geographic distress, as well as from shifts in distributor inventory practices and consumer buying patterns.

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

In July 2022, our Board of Directors approved a $500 million increase to our current repurchase program of our registered shares up to $1.5 billion. The Swiss Takeover Board approved this increase and it became effective on August 19, 2022. As of September 30, 2022, $686.3 million was available for repurchase under the 2020 repurchase program. We have also paid cash dividends and increased the size of our dividend, each year since fiscal year 2013. Our share repurchase program and dividend policy may be affected by many factors, including general business and economic conditions, our financial condition and operating results, our views on potential future capital requirements, restrictions imposed in any future debt agreements, the emergence of alternative investment or acquisition opportunities, changes in our business strategy, legal requirements, changes in tax laws, and other factors. Our share repurchase program does not obligate us to repurchase all or any of the dollar value of shares authorized for repurchase. The program could also increase the volatility of the trading price of our shares. Similarly, we are not obligated to pay dividends on our registered shares. Under Swiss law, we may only pay dividends upon the approval of a majority of our shareholders, which is under the discretion of and generally follows a recommendation by our Board of Directors that such a dividend is in the best interests of our shareholders. There can be no assurance that our Board of Directors will continue to recommend, or that our shareholders will approve, dividend increases or any dividend at all. If we do not pay a regular dividend, we may lose the interest of investors that focus their investments on dividend-paying companies, which could create downward pressure on our share price. Any announcement of termination or suspension of our share repurchase program or dividend may result in a decrease in our share price. The share repurchase program and payment of cash dividends could also diminish our cash reserves that may be needed for investments in our business, acquisitions or other purposes. Without dividends, the trading price of our shares must appreciate for investors to realize a gain on their investment.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases
In fiscal year 2022, the following approved share repurchase program was in place (in thousands):

Share Repurchase Program	Shares Approved	Approved Amounts (1)
May 2020	17,311	$1,500,000

(1) In July 2022, our Board of Directors approved an increase of $500 million to the 2020 share repurchase program, to an aggregate amount of up to $1.5 billion. The Swiss Takeover Board approved this increase and it became effective on August 19, 2022. As of September 30, 2022, $686.3 million was available for repurchase under the 2020 repurchase program. The 2020 share repurchase program is expected to remain in effect for a period of three years through July 27, 2023.
The following table presents certain information related to purchases made by Logitech of its equity securities under the 2020 share repurchase program (in thousands, except per share amounts):

	Total Number of Shares Repurchased	Weighted Average Price Paid Per Share		Remaining Amount that May Yet Be Repurchased under the Program
During the three months ended September 30, 2022		CHF (LOGN)	USD (LOGI)
Month 1
July 2, 2022 to July 29, 2022
SIX	757	51.69	N/A	$762,867
Month 2
July 30, 2022 to August 26, 2022
SIX	538	53.81	N/A	732,534
Nasdaq	28	N/A	$56.90	730,935
Month 3
August 27, 2022 to September 30, 2022
SIX	918	47.33	N/A	686,267
	2,241	50.44	$52.17	$686,267

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

LOGITECH INTERNATIONAL S.A.

October 27, 2022	/s/ Bracken Darrell
Date	Bracken Darrell
President and Chief Executive Officer

October 27, 2022	/s/ Nate Olmstead
Date	Nate Olmstead
Chief Financial Officer