Form 10-Q
period 2022-12-31
LOGITECH INTERNATIONAL S.A.
filed 2023-01-26
CIK 1032975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

As of January 12, 2023, there were 160,304,010 shares of the Registrant’s share capital outstanding.

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

Our fiscal year ends on March 31. Interim quarters are generally thirteen-week periods, each ending on a Friday of each quarter. The third quarter of fiscal year 2023 ended on December 30, 2022. The same quarter in the prior fiscal year ended on December 31, 2021. For purposes of presentation, we have indicated our quarterly periods end on the last day of the calendar quarter.
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

PART I — FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Net sales	$1,269,925	$1,632,782	$3,578,741	$4,251,107
Cost of goods sold	789,489	971,646	2,193,735	2,470,980
Amortization of intangible assets	3,168	3,126	9,355	11,028
Gross profit	477,268	658,010	1,375,651	1,769,099

Operating expenses:
Marketing and selling	196,653	269,941	628,122	778,882
Research and development	65,640	75,529	210,166	213,436
General and administrative	29,766	38,478	92,215	112,291
Amortization of intangible assets and acquisition-related costs	2,810	3,662	9,052	13,986
Impairment of intangible assets	—	7,000	—	7,000
Change in fair value of contingent consideration for business acquisition	—	(1,110)	—	(3,509)
Restructuring charges, net	5,654	1,759	16,471	1,770
Total operating expenses	300,523	395,259	956,026	1,123,856

Operating income	176,745	262,751	419,625	645,243
Interest income	4,665	278	9,573	795
Other income (expense), net	1,406	(3,673)	(18,367)	(1,941)
Income before income taxes	182,816	259,356	410,831	644,097
Provision for income taxes	42,663	49,345	87,751	107,789
Net income	$140,153	$210,011	$323,080	$536,308

Net income per share:
Basic	$0.87	$1.26	$1.98	$3.19
Diluted	$0.86	$1.24	$1.96	$3.14

Weighted average shares used to compute net income per share:
Basic	161,244	167,090	163,042	167,953
Diluted	162,529	169,707	164,427	171,027

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Net income	$140,153	$210,011	$323,080	$536,308
Other comprehensive income (loss):
Currency translation gain (loss):
Currency translation gain (loss), net of taxes	33,076	(5,806)	(6,207)	(9,733)
Reclassification of cumulative translation adjustments included in other income (expense), net	219	—	219	1,051
Defined benefit plans:
Net gain (loss) and prior service costs, net of taxes	(104)	(443)	8	(848)
Reclassification of amortization included in other income (expense), net	(112)	211	(338)	634
Hedging gain (loss):
Deferred hedging gain (loss), net of taxes	(6,325)	1,061	5,239	3,723
Reclassification of hedging gain included in cost of goods sold	(4,728)	(3,200)	(11,766)	(5,108)
Total other comprehensive gain (loss)	22,026	(8,177)	(12,845)	(10,281)
Total comprehensive income	$162,179	$201,834	$310,235	$526,027

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	December 31, 2022	March 31, 2022
Assets
Current assets:
Cash and cash equivalents	$1,036,131	$1,328,716
Accounts receivable, net	802,435	675,604
Inventories	797,695	933,124
Other current assets	125,088	135,478
Total current assets	2,761,349	3,072,922
Non-current assets:
Property, plant and equipment, net	118,183	109,807
Goodwill	454,471	448,175
Other intangible assets, net	69,364	83,779
Other assets	335,879	320,722
Total assets	$3,739,246	$4,035,405
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$491,488	$636,306
Accrued and other current liabilities	705,569	784,848
Total current liabilities	1,197,057	1,421,154
Non-current liabilities:
Income taxes payable	117,608	83,380
Other non-current liabilities	165,915	132,133
Total liabilities	1,480,580	1,636,667
Commitments and contingencies (Note 10)
Shareholders’ equity:
Registered shares, CHF 0.25 par value:	30,148	30,148
Issued shares — 173,106 at December 31, 2022 and March 31, 2022
Additional shares that may be issued out of conditional capital — 50,000 at December 31, 2022 and March 31, 2022
Additional shares that may be issued out of authorized capital — 17,311 at December 31, 2022 and March 31, 2022
Additional paid-in capital	116,012	129,925
Shares in treasury, at cost — 12,470 at December 31, 2022 and 7,855 at March 31, 2022	(906,606)	(632,893)
Retained earnings	3,136,080	2,975,681
Accumulated other comprehensive loss	(116,968)	(104,123)
Total shareholders’ equity	2,258,666	2,398,738
Total liabilities and shareholders’ equity	$3,739,246	$4,035,405

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended December 31,
	2022	2021
Cash flows from operating activities:
Net income	$323,080	$536,308
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	56,698	65,387
Amortization of intangible assets	18,173	24,223
Impairment of intangible assets	—	7,000
Loss on investments	13,065	1,421
Share-based compensation expense	51,740	72,465
Deferred income taxes	24,228	27,369
Change in fair value of contingent consideration for business acquisition	—	(3,509)
Other	1,411	1,068
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(123,547)	(236,358)
Inventories	126,309	(177,828)
Other assets	20,918	(20,569)
Accounts payable	(134,848)	(80,637)
Accrued and other liabilities	(60,060)	(17,612)
Net cash provided by operating activities	317,167	198,728
Cash flows from investing activities:
Purchases of property, plant and equipment	(69,122)	(63,726)
Investment in privately held companies	(2,626)	(1,260)
Acquisitions, net of cash acquired	(8,527)	(15,886)
Purchases of short-term investments	—	(10,000)
Proceeds from the sale of short-term investments	—	1,225
Purchases of deferred compensation investments	(5,186)	(3,644)
Proceeds from sales of deferred compensation investments	4,750	4,285
Net cash used in investing activities	(80,711)	(89,006)
Cash flows from financing activities:
Payment of cash dividends	(158,680)	(159,410)
Payment of contingent consideration for business acquisition	(5,954)	(880)
Purchases of registered shares	(327,731)	(290,625)
Proceeds from exercises of stock options and purchase rights	16,064	16,644
Tax withholdings related to net share settlements of restricted stock units	(28,734)	(58,528)
Net cash used in financing activities	(505,035)	(492,799)
Effect of exchange rate changes on cash and cash equivalents	(24,006)	(2,839)
Net decrease in cash and cash equivalents	(292,585)	(385,916)
Cash and cash equivalents, beginning of the period	1,328,716	1,750,327
Cash and cash equivalents, end of the period	$1,036,131	$1,364,411
Supplementary Cash Flow Disclosures:
Non-cash investing and financing activities:
Property, plant and equipment purchased during the period and included in period end liability accounts	$9,250	$13,707
Non-cash contingent consideration for acquisition	$2,151	$9,013
Right-of-use assets obtained in exchange for operating lease liabilities	$42,814	$—
Supplemental cash flow information:
Income taxes paid, net	$65,154	$175,775
The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)
(unaudited)

Three Months Ended December 31, 2022

			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
September 30, 2022	173,106	$30,148	$106,130	10,943	$(824,650)	$2,995,927	$(138,994)	$2,168,561
Total comprehensive income	—	—	—	—	—	140,153	22,026	162,179
Purchases of registered shares	—	—	—	1,746	(90,170)	—	—	(90,170)
Sales of shares upon exercise of stock options and purchase rights	—	—	(2,582)	(155)	5,796	—	—	3,214
Issuance of shares upon vesting of restricted stock units	—	—	(4,410)	(64)	2,418	—	—	(1,992)
Share-based compensation	—	—	16,874	—	—	—	—	16,874
December 31, 2022	173,106	$30,148	$116,012	12,470	$(906,606)	$3,136,080	$(116,968)	$2,258,666

Nine Months Ended December 31, 2022

			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
March 31, 2022	173,106	$30,148	$129,925	7,855	$(632,893)	$2,975,681	$(104,123)	$2,398,738
Total comprehensive income	—	—	—	—	—	323,080	(12,845)	310,235
Purchases of registered shares	—	—	—	5,967	(327,731)	—	—	(327,731)
Sales of shares upon exercise of stock options and purchase rights	—	—	(930)	(423)	16,994	—	—	16,064
Issuance of shares upon vesting of restricted stock units	—	—	(65,758)	(929)	37,024	—	—	(28,734)
Share-based compensation	—	—	52,775	—	—	—	—	52,775
Cash dividends ($1.00 per share)	—	—	—	—	—	(162,681)	—	(162,681)
December 31, 2022	173,106	$30,148	$116,012	12,470	$(906,606)	$3,136,080	$(116,968)	$2,258,666

Three Months Ended December 31, 2021

			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
September 30, 2021	173,106	$30,148	$99,434	5,331	$(413,345)	$2,657,465	$(111,019)	$2,262,683
Total comprehensive income	—	—	—	—	—	210,011	(8,177)	201,834
Purchases of registered shares	—	—	—	1,379	(116,245)	—	—	(116,245)
Sales of shares upon exercise of stock options and purchase rights	—	—	8	—	—	—	—	8
Issuance of shares upon vesting of restricted stock units	—	—	(6,887)	(71)	3,110	—	—	(3,777)
Share-based compensation	—	—	23,439	—	—	—	—	23,439
December 31, 2021	173,106	$30,148	$115,994	6,639	$(526,480)	$2,867,476	$(119,196)	$2,367,942

Nine Months Ended December 31, 2021

			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
March 31, 2021	173,106	$30,148	$129,519	4,799	$(279,541)	$2,490,578	$(108,915)	$2,261,789
Total comprehensive income	—	—	—	—	—	536,308	(10,281)	526,027
Purchases of registered shares	—	—	—	3,035	(290,625)	—	—	(290,625)
Sales of shares upon exercise of stock options and purchase rights	—	—	8,397	(226)	8,247	—	—	16,644
Issuance of shares upon vesting of restricted stock units	—	—	(93,967)	(969)	35,439	—	—	(58,528)
Share-based compensation	—	—	72,045	—	—	—	—	72,045
Cash dividends ($0.95 per share)	—	—	—	—	—	(159,410)	—	(159,410)
December 31, 2021	173,106	$30,148	$115,994	6,639	$(526,480)	$2,867,476	$(119,196)	$2,367,942

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

In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of only normal and recurring adjustments, necessary and in all material aspects, for a fair statement of the results of operations, comprehensive income, financial position, cash flows and changes in shareholders' equity for the periods presented. Operating results for the three and nine months ended December 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2023, or any future periods.

Changes in Significant Accounting Policies

Other than the recent accounting pronouncements adopted and discussed below under Recent Accounting Pronouncements Adopted, there have been no material changes in the Company’s significant accounting policies during the nine months ended December 31, 2022 compared with the significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

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

Risks and Uncertainties
Impacts of Macroeconomic and Geopolitical Conditions and Other Factors on the Company's Business
In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the world. The COVID-19 pandemic resulted in industry-wide global supply chain challenges, including manufacturing, transportation and logistics. The Company purchases certain products and key components from a limited number of sources, and depends on the supply chain, including freight, to receive components, transport finished goods and deliver the Company's products across the world.
More recently, the Company has also been impacted by adverse macroeconomic and geopolitical conditions. These conditions include but are not limited to inflation, foreign currency fluctuations, and slowdown of economic activity around the world, in part due to rising interest rates, and lower consumer and enterprise spending. In addition, the war in Ukraine increased global supply chain, logistics, and inflationary challenges. Such global or regional economic and political conditions adversely affect demand for the Company's products. These conditions also have an impact on the Company's suppliers, contract manufacturers, logistics providers, and distributors, causing volatility in cost of materials and shipping and transportation rates, and as a result impacting the pricing of the Company's products. Price increases may not successfully offset cost increases or may cause the Company to lose market share and in turn adversely impact the Company's results of operations.
While global supply chain challenges have improved since the second quarter of fiscal year 2023, including logistics costs and shipping lead times, the increase of COVID-19 infections in China during the third quarter of fiscal year 2023 causes uncertainty in supply availability. If macroeconomic and geopolitical conditions and COVID-19 related factors do not improve or worsen, the Company's results of operations will continue to be adversely impacted.

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

Note 2 — Net Income Per Share

The following table summarizes the computations of basic and diluted net income per share for the three and nine months ended December 31, 2022 and 2021 (in thousands, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Net income	$140,153	$210,011	$323,080	$536,308

Shares used in net income per share computation:
Weighted average shares outstanding - basic	161,244	167,090	163,042	167,953
Effect of potentially dilutive equivalent shares	1,285	2,617	1,385	3,074
Weighted average shares outstanding - diluted	162,529	169,707	164,427	171,027

Net income per share:
Basic	$0.87	$1.26	$1.98	$3.19
Diluted	$0.86	$1.24	$1.96	$3.14

Share equivalents attributable to outstanding stock options, restricted stock units ("RSUs") and employee share purchase plans ("ESPP") totaling 1.6 million and 0.8 million for the three months ended December 31, 2022 and 2021, respectively, and 2.0 million and 0.9 million for the nine months ended December 31, 2022 and 2021, respectively, were excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive. A small number of performance-based awards were not included in the calculation because all necessary conditions had not been satisfied by the end of the respective period, and those shares were not issuable if the end of the reporting period were the end of the performance contingency period.

Note 3 — Employee Benefit Plans

Employee Share Purchase Plans and Stock Incentive Plans

As of December 31, 2022, the Company offers the 2006 Employee Share Purchase Plan (Non-U.S.), as amended and restated ("2006 ESPP"), the 1996 Employee Share Purchase Plan (U.S.), as amended and restated ("1996 ESPP"), and the 2006 Stock Incentive Plan ("2006 Plan") as amended and restated. Shares issued to employees as a result of purchases or exercises under these plans are generally issued from shares held in treasury stock.

The following table summarizes the share-based compensation expense and total income tax benefit recognized for share-based awards for the three and nine months ended December 31, 2022 and 2021 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Cost of goods sold	$1,324	$1,782	$4,228	$5,253
Marketing and selling	8,014	10,699	25,240	28,987
Research and development	2,756	4,510	11,568	14,295
General and administrative	3,711	7,801	10,704	23,930
Total share-based compensation expense	15,805	24,792	51,740	72,465
Income tax benefit	(3,276)	(3,581)	(7,496)	(23,460)
Total share-based compensation expense, net of income tax benefit	$12,529	$21,211	$44,244	$49,005

The income tax benefit in the respective periods primarily consisted of tax benefits related to the share-based compensation expense for the period and direct tax benefit realized, including net excess tax benefits recognized from share-based awards vested or exercised during the period.

Share-based compensation costs capitalized as part of inventory were $1.3 million and $1.1 million for the three months ended December 31, 2022 and 2021, respectively, and $4.4 million and $4.1 million for the nine months ended December 31, 2022 and 2021, respectively.

Defined Benefit Plans

Certain of the Company’s subsidiaries sponsor defined benefit pension plans or non-retirement post-employment benefits covering substantially all of their employees. Benefits are provided based on employees’ years of service and earnings, or in accordance with applicable employee benefit regulations. The Company’s practice is to fund amounts sufficient to meet the requirements set forth in the applicable employee benefit and tax regulations. The costs of $2.7 million and $3.4 million recorded for the three months ended December 31, 2022 and 2021, respectively, and $8.3 million and $10.0 million for the nine months ended December 31, 2022 and 2021, respectively, were primarily related to service costs.

Note 4 — Income Taxes

The Company is incorporated in Switzerland but operates in various countries with differing tax laws and rates. Further, a portion of the Company’s income before taxes and the provision for (benefit from) income taxes are generated outside of Switzerland.

The income tax provision for the three and nine months ended December 31, 2022 was $42.7 million and $87.8 million, based on an effective income tax rate of 23.3% and 21.4% of pre-tax income, respectively. The income tax provision for the same periods ended December 30, 2021 was $49.3 million and $107.8 million, based on an effective income tax rate of 19.0% and 16.7% of pre-tax income, respectively.

The change in the effective income tax rate for the three and nine months ended December 31, 2022 was primarily due to the mix of income and losses in the various tax jurisdictions in which the Company operates. There were discrete tax benefits of $0.2 million and $1.4 million from the recognition of excess tax benefits in the United States in the three and nine months ended December 31, 2022, respectively. In addition, there were discrete tax benefits of $1.7 million and $3.2 million from the reversal of uncertain tax positions from the expiration of statutes of limitations, respectively, in the three and nine month period ended December 31, 2022. The change in the effective income tax rate for the three and nine months ended December 31, 2021 was primarily due to the mix of income and losses in the various tax jurisdictions in which the Company operates. There were discrete tax benefits of $0.8 million and $15.2 million from the recognition of excess tax benefits in the United States in the three and nine months ended December 31, 2021, respectively. Furthermore, there were discrete tax benefits of $1.3 million and $2.8 million from the reversal of uncertain tax positions from the expiration of statutes of limitations, respectively, in the three and nine month period ended December 31, 2021.

As of December 31, 2022 and March 31, 2022, the total amount of unrecognized tax benefits due to uncertain tax positions was $184.0 million and $176.0 million, respectively, all of which would affect the effective income tax rate if recognized.

As of December 31, 2022 and March 31, 2022, the Company had $117.6 million and $83.4 million, respectively, in non-current income taxes payable including interest and penalties, related to the Company's income tax liability for uncertain tax positions.

The Company recognizes interest and penalties related to unrecognized tax positions in the income tax provision. As of December 31, 2022 and March 31, 2022, the Company had $5.2 million and $3.6 million, respectively, of accrued interest and penalties related to uncertain tax positions in non-current income taxes payable.

Although the Company has adequately provided for uncertain tax positions, the provisions related to these positions may change as revised estimates are made or the underlying matters are settled or otherwise resolved. During fiscal year 2023, the Company continues to review its tax positions and provide for or reverse unrecognized tax benefits as they arise. During the next twelve months, it is reasonably possible that the amount of unrecognized tax benefits could increase or decrease significantly due to changes in tax law in various jurisdictions, new tax audits and changes in the U.S. dollar as compared to other currencies. Excluding these factors, uncertain tax positions may decrease by as much as $4.3 million from the lapse of the statutes of limitations in various jurisdictions during the next twelve months.

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

Note 5 — Balance Sheet Components

The following table presents the components of certain balance sheet asset amounts (in thousands):

	December 31, 2022	March 31, 2022
Accounts receivable, net:
Accounts receivable	$1,121,377	$964,766
Allowance for doubtful accounts	—	(2,212)
Allowance for sales returns	(14,021)	(12,321)
Allowance for cooperative marketing arrangements	(62,734)	(56,372)
Allowance for customer incentive programs	(114,160)	(97,460)
Allowance for pricing programs	(128,027)	(120,797)
	$802,435	$675,604
Inventories:
Raw materials	$202,798	$226,155
Finished goods	594,897	706,969
	$797,695	$933,124
Other current assets:
Value-added tax ("VAT") receivables	$51,681	$58,850
Prepaid expenses and other assets	73,407	76,628
	$125,088	$135,478
Property, plant and equipment, net:
Property, plant and equipment	$496,830	$459,413
Less: accumulated depreciation and amortization	(378,647)	(349,606)
	$118,183	$109,807
Other assets:
Deferred tax assets	$190,558	$193,629
Investments in privately held companies	32,600	43,068
Right-of-use assets	69,953	40,661
Investments for deferred compensation plan	27,665	28,431
Other assets	15,103	14,933
	$335,879	$320,722

The following table presents the components of certain balance sheet liability amounts (in thousands):

	December 31, 2022	March 31, 2022
Accrued and other current liabilities:
Accrued customer marketing, pricing and incentive programs	$238,518	$232,393
Accrued personnel expenses	113,486	165,090
Accrued sales return liability	42,743	40,507
Warranty accrual	29,999	32,987
VAT payable	34,149	39,602
Income taxes payable	17,839	35,355
Accrued payables - non-inventory	18,398	26,722
Operating lease liabilities	11,577	13,690
Contingent consideration	6,368	8,042
Other current liabilities	192,492	190,460
	$705,569	$784,848
Other non-current liabilities:
Employee benefit plan obligations	$49,082	$50,741
Operating lease liabilities	61,414	28,207
Obligation for deferred compensation plan	27,665	28,431
Warranty accrual	12,632	13,232
Deferred tax liabilities	3,500	1,962
Contingent consideration	245	4,217
Other non-current liabilities	11,377	5,343
	$165,915	$132,133

The Company recorded approximately $43.0 million right-of-use assets and operating lease liabilities during the nine months ended December 31, 2022, primarily related to newly commenced operating leases for office spaces in the Americas and EMEA regions.

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis, excluding assets related to the Company’s defined benefit pension plans, classified by the level within the fair value hierarchy (in thousands):

	December 31, 2022			March 31, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$603,163	$—	$—	$762,055	$—	$—

Investments for deferred compensation plan included in other assets:
Cash	$10	$—	$—	$108	$—	$—
Common stock	705	—	—	2,329	—	—
Money market funds	9,728	—	—	6,765	—	—
Mutual funds	17,222	—	—	19,229	—	—
Total investments for deferred compensation plan	$27,665	$—	$—	$28,431	$—	$—

Currency derivative assets included in other current assets	$—	$668	$—	$—	$1,517	$—

Liabilities:
Contingent consideration included in accrued and other current liabilities	$—	$—	$6,368	$—	$—	$8,042
Contingent consideration included in other non-current liabilities	$—	$—	$—	$—	$—	$3,971
Currency derivative liabilities included in accrued and other current liabilities	$—	$3,519	$—	$—	$165	$—
Contingent Consideration for Business Acquisitions

The following table summarizes the change in the fair value of the Company's contingent consideration balance during the nine months ended December 31, 2022 and 2021 (in thousands):

	Nine Months Ended December 31,
	2022	2021
Beginning of the period	$12,259	$6,967
Fair value of contingent consideration upon acquisition (1)	2,151	9,973
Change in fair value of contingent consideration	—	(3,509)
Settlement of contingent consideration	(5,954)	(880)
Effect of foreign currency exchange rate changes	(1,843)	—
End of the period	$6,613	$12,551
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

The contingent consideration arising from the technology acquisition on January 4, 2021, represents the future potential earn-out payments of up to $3.0 million payable in cash upon the achievement of two technical development milestones required to be completed as of December 31, 2021 and March 31, 2022. The fair value of the contingent amount was determined using a probability-weighted expected payment model and discounted at the estimated cost of debt. During the second quarter of fiscal year 2023, the Company paid $2.0 million for the contingent consideration related to the first technical development milestone. The Company expects to pay the remaining $1.0 million for the second technical development milestone within next twelve months.

Although the estimate of contingent consideration is based on management’s best knowledge of current events, the estimate could change significantly from period to period. Actual results that differ from the assumptions used and any changes to the significant assumptions and unobservable inputs used could have an impact on future results of operations.

Investment for Deferred Compensation Plan

The marketable securities for the Company's deferred compensation plan were recorded at a fair value of $27.7 million and $28.4 million, as of December 31, 2022 and March 31, 2022, respectively, based on quoted market prices. Quoted market prices are observable inputs that are classified as Level 1 within the fair value hierarchy. Unrealized gains (losses) related to marketable securities for the three and nine months ended December 31, 2022 and 2021 were not material and were included in other income (expense), net in the Company's condensed consolidated statements of operations.

Equity Method Investments

The Company has certain non-marketable investments included in other assets that are accounted for as equity method investments, with a carrying value of $21.3 million and $40.2 million as of December 31, 2022 and March 31, 2022, respectively. Gains (losses) related to equity method investments for the three and nine months ended December 31, 2022 and 2021 were not material and are included in other income (expense), net in the Company's condensed consolidated statements of operations.

During the nine months ended December 31, 2022, the Company recorded an impairment charge, before tax, of $21.4 million for one of its equity method investments as it was determined that the carrying value of the investment was not recoverable. The impairment charge is included in other income (expense), net in the Company's condensed consolidated statement of operations for the nine months ended December 31, 2022. There was no impairment of equity method investments during the three months ended December 31, 2022 and 2021 and the nine months ended December 31, 2021.

Other Assets Measured at Fair Value on a Nonrecurring Basis

Financial Assets.  The Company has certain equity investments without readily determinable fair values due to the absence of quoted market prices, the inherent lack of liquidity, and the fact that inputs used to measure fair value are unobservable and require management's judgment. When certain events or circumstances indicate that impairment may exist, the Company revalues the investments using various assumptions, including the financial metrics and ratios of comparable public companies. The carrying value is also adjusted for observable price changes with the same or similar security from the same issuer. The amount of these equity investments without readily determinable fair value included in other assets was $10.9 million and $2.9 million as of December 31, 2022 and March 31, 2022, respectively. During the nine months ended December 31, 2022, the Company recorded an unrealized gain, before tax, of $6.9 million for its investment in a private company as a result of observable price changes for similar securities issued by this company (level 2 fair value measurement). There was no impairment of these financial assets during the three and nine months ended December 31, 2022 and 2021, other than an immaterial impairment charge related to one of the Company’s investments without readily determinable fair value recorded during the second quarter of fiscal year 2023.

Non-Financial Assets. Goodwill, intangible assets, and property, plant and equipment, are not required to be measured at fair value on a recurring basis. However, if the Company is required to evaluate these non-financial assets for impairment, whether due to certain triggering events or because of the required annual impairment test, and a resulting impairment is recorded to reduce the carrying value to the fair value, the non-financial assets are measured at fair value during such period. There was no impairment of non-financial assets during the three and nine months ended December 31, 2022. During the three and nine months ended December 31, 2021, the Company recorded impairment charges of $7.0 million for the Jaybird-related intangible assets (see Note 8).

Note 7 — Derivative Financial Instruments

Under certain agreements with the respective counterparties to the Company’s derivative contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, the Company presents its derivative assets and derivative liabilities on a gross basis in other current assets and accrued and other current liabilities, respectively, on the condensed consolidated balance sheets as of December 31, 2022 and March 31, 2022. See Note 6 for the fair values of the Company’s derivative instruments as of December 31, 2022 and March 31, 2022.

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

The notional amounts of foreign currency exchange forward contracts outstanding related to forecasted inventory purchases were $111.7 million and $125.4 million as of December 31, 2022 and March 31, 2022, respectively. The Company had $4.7 million of net losses related to its cash flow hedges included in accumulated other comprehensive loss as of December 31, 2022, which will be reclassified into earnings within the next twelve months.

 The following table presents the amounts of gain (loss) on the Company’s derivative instruments designated as hedging instruments for the three and nine months ended December 31, 2022 and 2021 and their locations on its condensed consolidated statements of operations and condensed consolidated statements of comprehensive income (in thousands):

	Three Months Ended December 31,
	Amount of Gain (Loss) Deferred as a Component of Accumulated Other Comprehensive Loss		Amount of Gain Reclassified from Accumulated Other Comprehensive Loss to Costs of Goods Sold
	2022	2021	2022	2021
Cash flow hedges	$(6,325)	$1,061	$(4,728)	$(3,200)

	Nine Months Ended December 31,
	Amount of Gain Deferred as a Component of Accumulated Other Comprehensive Loss		Amount of Gain Reclassified from Accumulated Other Comprehensive Loss to Costs of Goods Sold
	2022	2021	2022	2021
Cash flow hedges	$5,239	$3,723	$(11,766)	$(5,108)

The Company presents the earnings impact from forward points in the same line item that is used to present the earnings impact of the hedged item, i.e. cost of goods sold, for hedging forecasted inventory purchases and such amount is not material for all periods presented.

Other Derivatives

The Company also enters into foreign currency exchange forward and swap contracts to reduce the short-term effects of currency exchange rate fluctuations on certain receivables or payables denominated in currencies other than the functional currencies of its subsidiaries. These contracts generally mature within a month. The primary risk managed by using forward and swap contracts is the currency exchange rate risk. The gains or losses on these contracts are not material and included in other income (expense), net in the condensed consolidated statements of operations based on the changes in fair value. The notional amounts of these contracts outstanding as of December 31, 2022 and March 31, 2022 were $217.6 million and $226.5 million, respectively. Foreign currency exchange forward and swap contracts outstanding as of December 31, 2022 primarily consist of contracts in Japanese Yen, Brazilian Real, Canadian Dollar, and Australian Dollar to be settled at future dates at pre-determined exchange rates.

The fair value of all foreign currency exchange forward and swap contracts is determined based on observable market transactions of spot currency rates and forward rates. Cash flows from these contracts are classified as operating activities in the condensed consolidated statements of cash flows.

Note 8 — Goodwill and Other Intangible Assets

The Company conducts its impairment analysis of goodwill annually at December 31 and as necessary, if changes in facts and circumstances indicate that it is more likely than not that the fair value of the Company’s reporting unit may be less than its carrying amount. The Company conducted its annual impairment analysis of goodwill as of December 31, 2022 by performing a qualitative assessment and concluded that it was more likely than not that the fair value of its reporting unit exceeds its carrying amount. In assessing the qualitative factors, the Company considered the impact of change in industry and competitive environment, the Company's market capitalization and budgeted-to-actual revenue performance for the last twelve months.

The following table summarizes the activities in the Company’s goodwill balance (in thousands):

As of March 31, 2022	$448,175
Acquisitions	7,976
Effects of foreign currency translation	(1,680)
As of December 31, 2022	$454,471

The Company's acquired intangible assets were as follows (in thousands):

	December 31, 2022			March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademark and trade names	$36,790	$(25,787)	$11,003	$36,790	$(22,295)	$14,495
Developed technology	123,530	(93,058)	30,472	119,407	(83,540)	35,867
Customer contracts/relationships	71,110	(46,026)	25,084	71,110	(40,971)	30,139
In-process R&D	3,526	—	3,526	3,826	—	3,826
Effects of foreign currency translation	(1,077)	356	(721)	(634)	86	(548)
Total	$233,879	$(164,515)	$69,364	$230,499	$(146,720)	$83,779
During the third quarter of fiscal year 2022, the Company recognized a pre-tax impairment charge of $7.0 million to Jaybird-related intangible assets, primarily related to customer contracts and relationships, as a result of its decision to discontinue Jaybird-branded products (see Note 13).

Note 9 — Financing Arrangements

The Company had several uncommitted, unsecured bank lines of credit aggregating $179.2 million and $195.0 million as of December 31, 2022 and March 31, 2022, respectively. There are no financial covenants under these lines of credit with which the Company must comply. As of December 31, 2022 and March 31, 2022, the Company had outstanding bank guarantees of $11.6 million and $25.5 million, respectively, under these lines of credit. There was no borrowing outstanding under these lines of credit as of December 31, 2022 or March 31, 2022.

Note 10 — Commitments and Contingencies

Product Warranties

Changes in the Company’s warranty liability for the three and nine months ended December 31, 2022 and 2021 were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Beginning of the period	$41,960	$49,173	$46,219	$48,832
Provision	8,920	6,962	23,440	23,503
Settlements	(8,979)	(8,056)	(26,358)	(24,219)
Effects of foreign currency translation	730	(144)	(670)	(181)
End of the period	$42,631	$47,935	$42,631	$47,935

Indemnifications

The Company indemnifies certain of its suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of December 31, 2022, no material amounts have been accrued for these indemnification provisions. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under its indemnification arrangements.

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

In July 2022, the Company’s Board of Directors approved an increase of $500 million to the 2020 share repurchase program, to an aggregate amount of up to $1.5 billion to purchase up to 17.3 million of Logitech shares. The Swiss Takeover Board approved this increase and it became effective on August 19, 2022. As of December 31, 2022, $596.3 million was available for repurchase under the 2020 repurchase program. The 2020 share repurchase program is expected to remain in effect for a period of three years through July 27, 2023.

Dividends

During the nine months ended December 31, 2022, the Company declared and paid cash dividends of CHF 0.96 (USD equivalent of $1.00 based on the exchange rate on the date of declaration) per share, totaling $162.7 million on the Company's outstanding shares. During the nine months ended December 31, 2021, the Company declared and paid cash dividends of CHF 0.87 (USD equivalent of $0.95 based on the exchange rate on the date of declaration) per share, totaling $159.4 million on the Company's outstanding shares.

Any future dividends will be subject to approval of the Company's shareholders.

Accumulated Other Comprehensive Income (Loss)

The accumulated other comprehensive income (loss) was as follows (in thousands):

	Cumulative Translation Adjustment	Defined Benefit Plans	Deferred Hedging Gains (Losses)	Total
March 31, 2022	$(102,461)	$(3,495)	$1,833	$(104,123)
Other comprehensive income (loss)	(5,988)	(330)	(6,527)	(12,845)
December 31, 2022	$(108,449)	$(3,825)	$(4,694)	$(116,968)

Note 12 — Segment Information

The Company operates in a single operating segment that encompasses the design, manufacturing and marketing of peripherals for PCs, tablets and other digital platforms. Operating performance measures are provided directly to the Company's CEO, who is considered to be the Company’s Chief Operating Decision Maker. The CEO periodically reviews information such as sales and adjusted operating income (loss) to make business decisions. These operating performance measures do not include restructuring charges, net, share-based compensation expense, amortization and impairment of intangible assets, acquisition-related costs and change in fair value of contingent consideration from business acquisitions.

Sales by product categories and sales channels, excluding intercompany transactions, for the three and nine months ended December 31, 2022 and 2021 were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Pointing Devices	$199,106	$231,090	$567,589	$602,982
Keyboards & Combos	220,059	281,608	648,632	736,237
PC Webcams	58,481	115,115	178,033	319,504
Tablet & Other Accessories	65,157	82,859	185,945	242,932
Gaming (1)	391,975	469,282	972,457	1,135,456
Video Collaboration	226,374	287,187	708,796	753,725
Mobile Speakers	38,321	56,748	99,826	124,724
Audio & Wearables	69,104	104,280	211,821	318,965
Other (2)	1,348	4,613	5,642	16,582
Total Sales	$1,269,925	$1,632,782	$3,578,741	$4,251,107
(1) Gaming includes streaming services revenue generated by Streamlabs.
(2) Other includes Smart Home.
Sales by geographic region (based on the customers’ locations) for the three and nine months ended December 31, 2022 and 2021 were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Americas	$513,835	$674,393	$1,508,318	$1,828,474
EMEA	428,532	552,133	1,016,187	1,309,542
Asia Pacific	327,558	406,256	1,054,236	1,113,091
Total sales	$1,269,925	$1,632,782	$3,578,741	$4,251,107

Revenue from sales to customers in the United States, Germany and China each represented 10% or more of the total consolidated sales for each of the periods presented herein. No other countries represented 10% or more of the Company’s total consolidated sales for the periods presented herein.

Switzerland, the Company’s home domicile, represented 4% and 3% of the Company's total consolidated sales for the three months ended December 31, 2022 and 2021, respectively, and 3% for each of the nine months ended December 31, 2022 and 2021.

Three customers of the Company each represented 10% or more of the total consolidated gross sales for each of the three and nine months ended December 31, 2022. Two customers of the Company each represented 10% or more of the total consolidated sales for each of the three and nine months ended December 31, 2021.

Property, plant and equipment, net (excluding software) and right-of-use assets by geographic region were as follows (in thousands):

	December 31, 2022	March 31, 2022
Americas	$49,447	$22,578
EMEA	38,380	23,830
Asia Pacific	78,458	87,265
Total	$166,285	$133,673

 Property, plant and equipment, net (excluding software) and right-of-use assets in the United States, China, and Ireland were $48.9 million, $56.8 million, and $17.6 million, respectively, as of December 31, 2022, and $21.7 million, $66.8 million, and $0.9 million respectively, as of March 31, 2022. Property, plant and equipment, net (excluding software) and right-of-use assets in Switzerland, the Company’s country of incorporation, were $12.9 million and $13.6 million as of December 31, 2022 and March 31, 2022, respectively. No other countries represented 10% or more of the Company’s total consolidated property, plant and equipment, net (excluding software) and right-of-use assets as of December 31, 2022 or March 31, 2022.

Note 13 — Restructuring

During the second quarter of fiscal year 2023, the Company initiated a restructuring plan to realign its business group and engineering structure with its go-to-market strategy to more effectively compete within the enterprise market and to better serve end-users. As a result, the Company recorded pre-tax restructuring charges of $5.7 million and $16.5 million for the three and nine months ended December 31, 2022, respectively, which are included in restructuring charges, net in the condensed consolidated statements of operations. The restructuring charges of $5.7 million for the three months ended December 31, 2022 primarily include contract termination and other costs. The restructuring charges for the nine months ended December 31, 2022 include $11.3 million employee severance and other termination benefits and $5.2 million contract termination and other costs. As of December 31, 2022, restructuring liabilities of $8.3 million related to this restructuring plan are included in accrued and other current liabilities in the condensed consolidated balance sheet, which include $3.6 million related to employee severance and other termination benefits and $4.7 million related to contract termination and other costs. The Company expects to substantially complete this restructuring plan within the next nine months.

During the third quarter of fiscal year 2022, as part of the Company's strategic review, the Company decided to cease future product launches under the Jaybird brand within the Audio & Wearables product category. As a result, the Company recorded $7.6 million in cost of goods sold related to write-offs for excess inventories, $7.0 million impairment to the intangible assets acquired as part of the Jaybird acquisition (see Note 8), and $1.8 million in restructuring charges, net, primarily related to production cancellation costs, for the three and nine months ended December 31, 2021. This restructuring plan has been substantially completed.

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
•The scope, nature or impact of acquisition, strategic alliance, and divestiture activities;
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
•Our business and product development and innovation, and their impact on future operating results and anticipated operating costs for fiscal year 2023 and beyond;
•Opportunities for growth and our ability to execute on and take advantage of them, including our marketing initiatives and strategy and our expectations regarding the success thereof;
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
Impacts of Macroeconomic and Geopolitical Conditions and Other Factors on our Business
In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the world. The COVID-19 pandemic resulted in industry-wide global supply chain challenges, including manufacturing, transportation and logistics. We purchase certain products and key components from a limited number of sources, and depend on the supply chain, including freight, to receive components, transport finished goods and deliver our products across the world.

More recently, we have also been impacted by adverse macroeconomic and geopolitical conditions. These conditions include but are not limited to inflation, foreign currency fluctuations, and slowdown of economic activity around the world, in part due to rising interest rates, and lower consumer and enterprise spending. In addition, the war in Ukraine increased global supply chain, logistics, and inflationary challenges. Such global or regional economic and political conditions adversely affect demand for our products. These conditions also have an impact on our suppliers, contract manufacturers, logistics providers, and distributors, causing volatility in cost of materials and shipping and transportation rates, and as a result impacting the pricing of our products. Price increases may not successfully offset cost increases or may cause us to lose market share and in turn adversely impact our results of operations.

While global supply chain challenges have improved since the second quarter of fiscal year 2023, including logistics costs and shipping lead times, the increase of COVID-19 infections in China during the third quarter of fiscal year 2023 causes uncertainty in supply availability. If macroeconomic and geopolitical conditions and COVID-19 related factors do not improve or worsen, our results of operations will continue to be adversely impacted.

For additional information, see "Liquidity and Capital Resources" below and Part II item 1A "Risk Factors," including under the caption "Adverse global and regional economic and geopolitical conditions can materially adversely affect our business, results of operations and financial condition," “We purchase key components and products from a limited number of sources, and our business and operating results could be adversely affected if supply were delayed or constrained or if there were shortages of required components,” “Our principal manufacturing operations and third-party contract manufacturers are located in China and Southeast Asia, which exposes us to risks associated with doing business in that geographic area as well as potential tariffs, adverse trade regulations, adverse tax consequences and pressure to move or diversify our manufacturing locations,” “If we do not accurately forecast market demand for our products, our business and operating results could be adversely affected,” "Future impacts of the COVID-19 pandemic are still uncertain and cannot be predicted, and could adversely affect our business, results of operations and financial condition," and "If we do not successfully coordinate the worldwide manufacturing and distribution of our products, we could lose sales.”

Summary of Financial Results

Our total sales for the three and nine months ended December 31, 2022 decreased 22% and 16%, respectively, compared to the same periods of the prior fiscal year, driven by a decline in sales of all of our product categories.

Sales for the three months ended December 31, 2022 decreased 24%, 22% and 19% in the Americas, EMEA, and Asia Pacific regions, respectively, compared to the same period of the prior fiscal year. Sales for the nine months ended December 31, 2022 decreased 22%, 18%, and 5% in the EMEA, Americas and Asia Pacific regions, respectively, compared to the same period of the prior fiscal year.

Gross margin was 37.6% and 38.4% for the three and nine months ended December 31, 2022, respectively, and decreased by 270 basis points and 320 basis points, respectively, compared to the same periods of the prior fiscal year. The gross margin decline for the three-month period was primarily driven by unfavorable impacts from changes in currency exchange rates, higher promotional spending, and inflationary pressure on costs, partially offset by a reduction in our use of expedited shipping. The gross margin decline for the nine-month period was mainly due to unfavorable currency impacts and inflationary pressure on costs, partially offset by a reduction in our use of expedited shipping.

Operating expenses for the three months ended December 31, 2022 were $300.5 million, or 23.7% of sales, compared to $395.3 million, or 24.2% of sales, in the same period of the prior fiscal year. Operating expenses for the nine months ended December 31, 2022 were $956.0 million, or 26.7% of sales, compared to $1,123.9 million or 26.4% of sales, in the same period of the prior fiscal year.
Net income for the three and nine months ended December 31, 2022 was $140.2 million and $323.1 million, respectively, compared to the same periods of the prior fiscal year of $210.0 million, and $536.3 million, respectively.
Trends in Our Business

Our products participate primarily in four large multi-category market opportunities, including Creativity & Productivity, Gaming, Video Collaboration and Music. The following discussion represents key trends specific to our market opportunities.
Trends Specific to Our Market Opportunities
Creativity & Productivity: Mice and keyboards have long-term structural growth opportunities driven largely by work-from-home, learn-from-home and hybrid work trends. We believe that innovative personal workspace peripherals, such as our mice and keyboards, can refresh the design of personal workspaces and help improve the productivity and engagement of remote work and learning, thus providing growth opportunities. Hybrid work culture has expanded the number of new workspaces to which we can attach our personal workspace peripherals. Increasing adoption of various cloud-based applications has led to multiple unique consumer use cases, which we are addressing with our innovative product portfolio and a deep understanding of our customer base. These hybrid work trends coupled with the popularity of streaming provide growth opportunities for products in our portfolio. The continued popularity of mobile computing devices, including tablets, provides attractive market opportunities for our peripherals and accessories.
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
Video Collaboration: The long-term structural growth opportunities in the video collaboration market continue to drive commercial and consumer adoption of video conferencing. Video meetings continue to be an opportunity as companies want lower-cost, cloud-based solutions that can provide their employees with the ability to work from anywhere. We are continuing our efforts to create and sell innovative products to equip home offices, small-size meeting rooms, such as huddle rooms, and medium and large-sized meeting rooms. We will continue to invest in the development of select business-oriented products, targeted product marketing and sales channel development. We believe the continued digitization of learning and hybrid learning environments is a future growth opportunity.

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
Pursuant to the Tax Cuts and Jobs Act of 2017, research and development expenses are required to be capitalized and amortized over five years for U.S. tax purposes if the research and development activities are performed in the United States, effective for tax year beginning after December 31, 2021. Absent a change in legislation, the provision was effective for us beginning in fiscal year 2023 which delays the deductibility of research and development expenses. As a result, cash tax payments in the United States have generally increased beginning in fiscal year 2023 compared to prior years.
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
There have been no material changes in our critical accounting estimates during the nine months ended December 31, 2022 compared with the critical accounting estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

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
Given our global sales presence and the reporting of our financial results in U.S. Dollars, our financial results could be affected by significant shifts in currency exchange rates. See “Results of Operations” for information on the effect of currency exchange rate fluctuations on our sales. If the U.S. Dollar appreciates or depreciates in comparison to other currencies in future periods, this will affect our results of operations in future periods as well.
References to Sales
The term “sales” means net sales, except as otherwise specified and the sales growth discussion and sales growth rate percentages are in U.S. Dollars, except as otherwise specified.
Results of Operations

Net Sales

Our sales for the three and nine months ended December 31, 2022 decreased 22% and 16%, respectively, compared to the same periods of the prior fiscal year, which was primarily driven by a decline in sales of all of our product categories. Our sales for the three- and nine- month periods were negatively impacted from lower demand, higher promotional spending, and unfavorable changes in currency exchange rates. If currency exchange rates had been constant in the three and nine months ended December 31, 2022 and 2021, our constant dollar sales reduction rates would have been 17% and 12%, respectively.
Sales Denominated in Other Currencies

Although our financial results are reported in U.S. Dollars, a portion of our sales was generated in currencies other than the U.S. Dollar, such as the Euro, Chinese Renminbi, Australian Dollar, Canadian Dollar, Japanese Yen, Pound Sterling and New Taiwan Dollar. During the three months ended December 31, 2022, approximately 52% of our sales were denominated in currencies other than the U.S. Dollar.

Sales by Region

The following table presents the change in sales by region for the three and nine months ended December 31, 2022, compared with the three and nine months ended December 31, 2021:

	Sales Growth Rate		Constant Dollar Sales Growth Rate
	Three Months Ended December 31, 2022	Nine Months Ended December 31, 2022	Three Months Ended December 31, 2022	Nine Months Ended December 31, 2022
Americas	(24)%	(18)%	(23)%	(17)%
EMEA	(22)%	(22)%	(13)%	(13)%
Asia Pacific	(19)%	(5)%	(12)%	1%

Americas:

The decrease in sales in the Americas region for the three- and nine- month periods presented above was driven by a decrease in sales of all of our product categories.

EMEA:

The decrease in sales in our EMEA region for the three-month period was primarily driven by the decrease in sales of all of our product categories. The decrease in sales in our EMEA region for the nine-month period was primarily driven by the decrease in sales of all of our product categories except Video Collaboration.

Asia Pacific:

The decrease in sales in our Asia Pacific region for the three-month period presented above was primarily driven by a decrease in sales of Keyboards & Combos, Gaming, PC Webcams, and Pointing Devices. The decrease in sales for the nine-month period was primarily driven by a decrease in sales of PC Webcams, Keyboards & Combos, Audio & Wearables, and Video Collaboration, partially offset by an increase in sales of Gaming.

Sales by Product Categories

Sales by product categories for the three and nine months ended December 31, 2022 and 2021 were as follows (Dollars in thousands):

	Three Months Ended December 31,			Nine Months Ended December 31,
	2022	2021	Change	2022	2021	Change
Pointing Devices	$199,106	$231,090	(14)%	$567,589	$602,982	(6)%
Keyboards & Combos	220,059	281,608	(22)	648,632	736,237	(12)
PC Webcams	58,481	115,115	(49)	178,033	319,504	(44)
Tablet & Other Accessories	65,157	82,859	(21)	185,945	242,932	(23)
Gaming (1)	391,975	469,282	(16)	972,457	1,135,456	(14)
Video Collaboration	226,374	287,187	(21)	708,796	753,725	(6)
Mobile Speakers	38,321	56,748	(32)	99,826	124,724	(20)
Audio & Wearables	69,104	104,280	(34)	211,821	318,965	(34)
Other (2)	1,348	4,613	(71)	5,642	16,582	(66)
Total Sales	$1,269,925	$1,632,782	(22)%	$3,578,741	$4,251,107	(16)%
(1) Gaming includes streaming services revenue generated by Streamlabs.
(2) Other includes Smart Home.

Creativity & Productivity Market:

Pointing Devices
Our Pointing Devices category comprises PC- and Mac-related mice including trackballs, touchpads and presentation tools.

Sales of Pointing Devices decreased 14% and 6% for the three and nine months ended December 31, 2022, respectively, compared to the same periods of the prior fiscal year, primarily driven by the decrease in sales of cordless mice.

Keyboards & Combos
Our Keyboards & Combos category comprises PC keyboards, keyboard/mice combo products, and living room keyboards.

Sales of Keyboards & Combos decreased 22% for the three months ended December 31, 2022, compared to the same period of the prior fiscal year, primarily driven by the decrease in sales of our cordless combos, and cordless and corded PC keyboards, particularly in our low end products. Sales of Keyboards & Combos decreased 12% for the nine months ended December 31, 2022, compared to the same period of the prior fiscal year, primarily driven by the decrease in sales of our cordless combos and corded PC keyboards, particularly in our low end products.

PC Webcams
Our PC Webcams category comprises PC-based webcams targeted primarily at consumers, including streaming cameras.

Sales of PC Webcams decreased 49% and 44% for the three and nine months ended December 31, 2022, respectively, compared to the same periods of the prior fiscal year, primarily driven by the decrease in sales of our HD Pro Webcam C920, 1080p Pro Stream Webcam, and Webcam C260.

Tablet & Other Accessories

Our Tablet & Other Accessories category primarily comprises keyboards for tablets.

Sales of Tablet & Other Accessories products decreased 21% and 23% for the three and nine months ended December 31, 2022, respectively, compared to the same periods of the prior fiscal year, primarily driven by the decrease in sales of most of our products. The decrease in sales for the nine-month period was partially offset by increases in sales of our Rugged Combo 3 Touch and Combo Touch for iPad Air.

Gaming market:
Gaming
Our Gaming category comprises gaming mice, keyboards, headsets, gamepads, steering wheels, simulation controllers, console gaming headsets, console gaming controllers, and Streamlabs services.

Sales of Gaming decreased 16% and 14% for the three and nine months ended December 31, 2022, respectively, compared to the same periods of the prior fiscal year, primarily driven by the decrease in sales of most of the gaming sub-categories.

Video Collaboration market:
Video Collaboration
Our Video Collaboration category includes Logitech’s conference room cameras, which combine affordable enterprise-quality audio and high definition 4K video to bring video conferencing to businesses of any size, as well as webcams and headsets that turn any desktop into an instant collaboration space.

Sales of Video Collaboration products decreased 21% for the three months ended December 31, 2022, compared to the same period of the prior fiscal year, driven by a decrease in sales of webcams and conference room cameras due primarily to a slowdown in enterprise spending. Sales of Video Collaboration products decreased 6% for the nine months ended December 31, 2022, compared to the same period of the prior fiscal year, primarily due to the decrease in sales of webcams, partially offset by an increase in sales of conference room cameras, docks and headsets.

Music market:

Mobile Speakers
Our Mobile Speakers category is made up entirely of Bluetooth wireless speakers.

Sales of Mobile Speakers decreased 32% and 20% for the three and nine months ended December 31, 2022, respectively, compared to the same periods of the prior fiscal year, primarily due to a decrease in sales of most of our Mobile Speaker sub-categories, partially offset by the sales of our Ultimate Ears Wonderboom 3 mini speakers, introduced in the second quarter of fiscal year 2023.

Audio & Wearables
Our Audio & Wearables category comprises PC speakers, PC headsets, in-ear headphones, premium wireless audio wearables and studio-quality Blue Microphones for professionals and consumers.

Sales of Audio & Wearables decreased 34% for each of the three and nine months ended December 31, 2022, compared to the same periods of the prior fiscal year, primarily due to a decrease in sales of almost all sub-categories.

Gross Profit

Gross profit for the three and nine months ended December 31, 2022 and 2021 was as follows (Dollars in thousands):

	Three Months Ended December 31,			Nine Months Ended December 31,
	2022	2021	Change	2022	2021	Change
Net sales	$1,269,925	$1,632,782	(22)%	$3,578,741	$4,251,107	(16)%
Gross profit	$477,268	$658,010	(27)%	$1,375,651	$1,769,099	(22)%
Gross margin	37.6%	40.3%		38.4%	41.6%

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

Gross margin for the three and nine months ended December 31, 2022 decreased by 270 basis points and 320 basis points, respectively, compared to the same periods of the prior fiscal year. The gross margin decline for the three-month period was primarily driven by unfavorable impacts from changes in currency exchange rates, higher promotional spending, and inflationary pressure on costs, partially offset by a reduction in our use of expedited shipping. The gross margin decline for the nine-month period was mainly due to unfavorable currency impacts and inflationary pressure on costs, partially offset by a reduction in our use of expedited shipping.

Operating Expenses

Operating expenses for the three and nine months ended December 31, 2022 and 2021 were as follows (Dollars in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Marketing and selling	$196,653	$269,941	$628,122	$778,882
% of sales	15.5%	16.5%	17.6%	18.3%
Research and development	65,640	75,529	210,166	213,436
% of sales	5.2%	4.6%	5.9%	5.0%
General and administrative	29,766	38,478	92,215	112,291
% of sales	2.3%	2.4%	2.6%	2.6%
Amortization of intangible assets and acquisition-related costs	2,810	3,662	9,052	13,986
% of sales	0.2%	0.2%	0.3%	0.3%
Impairment of intangible assets	—	7,000	—	7,000
% of sales	N/A	0.4%	N/A	0.2%
Change in fair value of contingent consideration for business acquisition	—	(1,110)	—	(3,509)
% of sales	N/A	(0.1)%	N/A	(0.1)%
Restructuring charges, net	5,654	1,759	16,471	1,770
% of sales	0.4%	0.1%	0.5%	—%
Total operating expenses	$300,523	$395,259	$956,026	$1,123,856
% of sales	23.7%	24.2%	26.7%	26.4%
The decrease in total operating expenses during the three and nine months ended December 31, 2022, compared to the same periods of the prior fiscal year, was mainly due to decreases in marketing and selling expenses.

Marketing and Selling
Marketing and selling expenses consist of personnel and related overhead costs, corporate and product marketing, promotions, advertising, trade shows, technical support for customer experiences and facilities costs.

During the three and nine months ended December 31, 2022, marketing and selling expenses decreased $73.3 million and $150.8 million, respectively, compared to the same periods of the prior fiscal year, primarily driven by lower third-party marketing and advertising spend.

Research and Development
Research and development expenses consist of personnel and related overhead costs for contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.
During the three months ended December 31, 2022, research and development expenses decreased $9.9 million, compared to the same period of the prior fiscal year, primarily driven by lower personnel-related costs. During the nine months ended December 31, 2022, research and development expenses decreased $3.3 million, primarily driven by lower personnel-related costs, partially offset by higher outsourcing expenses and travel and entertainment expenses.
General and Administrative
General and administrative expenses consist primarily of personnel and related overhead, information technology, and facilities costs for the infrastructure functions such as finance, information systems, executives, human resources and legal.

During the three and nine months ended December 31, 2022, general and administrative expenses decreased $8.7 million and $20.1 million, respectively, compared to the same periods of the prior fiscal year, primarily driven by lower personnel-related costs.

Amortization of Intangible Assets and Acquisition-Related Costs

Amortization of intangible assets consists of amortization of acquired intangible assets, including customer relationships and trademarks and trade names. Acquisition-related costs include legal expenses, due diligence costs, and other professional costs incurred for business acquisitions.

During the three months ended December 31, 2022, amortization of intangible assets and acquisition-related costs remained flat, compared to the same period of the prior fiscal year. During the nine months ended December 31, 2022, amortization of intangible assets and acquisition-related costs decreased $4.9 million, compared to the same period of the prior fiscal year, primarily due to certain acquired intangible assets becoming fully amortized and the write-off of Jaybird intangible assets in the third quarter of fiscal year 2022.

Impairment of Intangible Assets

During the three and nine months ended December 31, 2021, we recognized a pre-tax impairment charge of $7.0 million, related to the intangibles acquired as part of the Jaybird acquisition due to our decision to discontinue Jaybird-branded products.

Restructuring Charges, Net

The restructuring charges of $5.7 million and $16.5 million for the three and nine months ended December 31, 2022, respectively, were recorded as a result of our restructuring plan that was initiated during the second quarter of fiscal year 2023 to realign our business group and engineering structure with our go-to-market strategy to more effectively compete within the enterprise market and to better serve end-users. We expect to substantially complete this restructuring plan within the next nine months.

The restructuring charges of $1.8 million for each of the three and nine months ended December 31, 2021, were recorded as a result of our decision to exit Jaybird-branded products during the third quarter of fiscal year 2022. This restructuring plan has been substantially completed.

See Note 13 to our condensed consolidated financial statements for additional information.

Interest Income
Interest income for the three and nine months ended December 31, 2022 and 2021 was as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Interest income	$4,665	$278	$9,573	$795
We invest in highly liquid instruments with an original maturity of three months or less at the date of purchase, which are classified as cash equivalents. During the three and nine months ended December 31, 2022 interest income increased $4.4 million and $8.8 million, respectively, compared to the same periods of the prior fiscal year, primarily driven by the increase in interest rates.

Other Income (Expense), Net

Other income (expense), net for the three and nine months ended December 31, 2022 and 2021 was as follows (Dollars in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Investment income (expense) related to the deferred compensation plan	$758	$890	$(3,390)	$1,985
Currency exchange gain (loss), net	1,734	(4,562)	(3,278)	(3,824)
Loss on investments, net	(1,488)	(460)	(13,065)	(1,421)
Other	402	459	1,366	1,319
Total	$1,406	$(3,673)	$(18,367)	$(1,941)

Investment income related to the deferred compensation plan represents earnings, gains, and losses on marketable securities related to a deferred compensation plan offered by one of our subsidiaries. The decrease in investment income for three and nine months ended December 31, 2022, compared to the same periods of the prior fiscal year, primarily relates to the change in market performance of the underlying securities.

Currency exchange gain (loss), net, relates to balances denominated in currencies other than the functional currency in our subsidiaries, as well as to the sale of currencies, and gains or losses recognized on currency exchange forward contracts. We do not speculate in currency positions, but we are alert to opportunities to maximize currency exchange gains and minimize currency exchange losses. The gain for the three months ended December 31, 2022 was primarily due to the strengthening of the Japanese Yen against the U.S. Dollar. The loss for the nine months ended December 31, 2022 was primarily due to the weakening of the Brazilian Real and Australian Dollar. The loss for the three months ended December 31, 2021 was primarily due to the weakening of the Brazilian Real against the U.S. Dollar. The loss for the nine months ended December 31, 2021 was primarily related to the strengthening of the Chinese Renminbi against the U.S. Dollar.

Loss on investments, net, includes unrealized gain (loss) from the fair value change of investment, gain (loss) on equity-method investments and impairment of investments during the periods presented, as applicable. The loss on investments, net for the nine months ended December 31, 2022 was primarily due to the impairment charge related to one of our equity method investments, partially offset by the unrealized gain related to one of our equity investments without readily determinable fair value resulting from observable price changes. See Note 6 to our condensed consolidated financial statements for additional information.

Provision for Income Taxes

The provision for income taxes and effective income tax rates for the three and nine months ended December 31, 2022 and 2021 were as follows (Dollars in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Provision for income taxes	$42,663	$49,345	$87,751	$107,789
Effective income tax rate	23.3%	19.0%	21.4%	16.7%

The change in the effective income tax rate for the three and nine months ended December 31, 2022 was primarily due to the mix of income and losses in the various tax jurisdictions in which we operate. There were discrete tax benefits of $0.2 million and $1.4 million from the recognition of excess tax benefits, respectively, in the United States in the three and nine months ended December 31, 2022. In addition, there were discrete tax benefits of $1.7 million and $3.2 million from the reversal of uncertain tax positions from the expiration of statutes of limitations, respectively, in the three and nine month period ended December 31, 2022. The change in the effective income tax rate for the three and nine months ended December 31, 2021 was primarily due to the mix of income and losses in the various tax jurisdictions in which we operate. There were discrete tax benefits of $0.8 million and $15.2 million from the recognition of excess tax benefits in the United States in the three and nine months ended December 31, 2021, respectively. Furthermore, there were discrete tax benefits of $1.3 million and $2.8 million from the reversal of uncertain tax positions from the expiration of statutes of limitations, respectively, in the three and nine month period ended December, 2021.

As of December 31, 2022 and March 31, 2022, the total amount of unrecognized tax benefits due to uncertain tax positions was $184.0 million and $176.0 million, respectively, all of which would affect the effective income tax rate if recognized.

Liquidity and Capital Resources

Cash Balances, Available Borrowings, and Capital Resources

As of December 31, 2022, we had cash and cash equivalents of $1,036.1 million, compared with $1,328.7 million as of March 31, 2022. Our cash and cash equivalents consist of bank demand deposits and short-term time deposits, of which 59% is held in Switzerland and 19% were held in China (including Hong Kong). We do not expect to incur any material adverse tax impact except for what has already been recognized, or to be significantly inhibited by any country in which we do business from the repatriation of funds to Switzerland, our home domicile.

As of December 31, 2022, our working capital was $1,564.3 million, compared to $1,651.8 million as of March 31, 2022. The decrease was primarily driven by lower cash balances, resulting from share repurchases and payments of cash dividends, and lower inventories, partially offset by decreases in accounts payable and accrued liabilities, and an increase in accounts receivable, net.

We had several uncommitted, unsecured bank lines of credit aggregating $179.2 million as of December 31, 2022. There are no financial covenants under these lines of credit with which we must comply. As of December 31, 2022, we had outstanding bank guarantees of $11.6 million under these lines of credit.

The following tables present selected financial information and statistics as of and for the three months ended December 31, 2022 and 2021 (Dollars in thousands):

	As of December 31,
	2022	2021
Accounts receivable, net	$802,435	$845,836
Accounts payable	$491,488	$738,992
Inventories	$797,695	$834,534

	Three Months Ended December 31,
	2022	2021
Days sales in accounts receivable (“DSO”) (Days)(1)	57	47
Days accounts payable outstanding (“DPO”) (Days)(2)	56	68
Inventory turnover (“ITO”) (x)(3)	4.0	4.7

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

DSO for the three months ended December 31, 2022 increased by 10 days to 57 days, compared to 47 days for the same period of the prior fiscal year, primarily due to a comparatively higher percentage of sales in the last month of the current quarter.

DPO for the three months ended December 31, 2022 decreased by 12 days, compared to 68 days for the same period of the prior fiscal year, primarily due to lower inventory purchases than prior year resulting from softened demand and lower marketing spend.

ITO for the three months ended December 31, 2022 decreased by 0.7, compared to 4.7 for the same period of the prior fiscal year, primarily due to lower demand.

If we are not successful in launching and phasing in our new products, or market competition increases, or we are not able to sell the new products at the prices planned, it could have a material impact on our sales, gross profit margin, operating results including operating cash flow, and inventory turnover in the future.

The following table summarizes our condensed consolidated statements of cash flows (Dollars in thousands):

	Nine Months Ended December 31,
	2022	2021
Net cash provided by operating activities	$317,167	$198,728
Net cash used in investing activities	(80,711)	(89,006)
Net cash used in financing activities	(505,035)	(492,799)
Effect of exchange rate changes on cash and cash equivalents	(24,006)	(2,839)
Net decrease in cash and cash equivalents	$(292,585)	$(385,916)

For the nine months ended December 31, 2022, net cash provided by operating activities was $317.2 million resulting from net income of $323.1 million, a favorable impact from adding back non-cash expenses totaling $165.3 million, and an unfavorable net change in operating assets and liabilities of $171.2 million. Non-cash expenses were primarily related to depreciation and amortization, share-based compensation expenses, and deferred income taxes. The increase in accounts receivable, net was primarily driven by timing of sales within the quarter. The decrease in inventories was primarily driven by lower inventory purchases. The decrease in accounts payable was primarily driven by lower inventory purchases and marketing spend. The decrease in accrued and other liabilities was primarily driven by payment of the fiscal year 2022 annual bonus.
For the nine months ended December 31, 2022, net cash used in investing activities was $80.7 million, primarily due to $69.1 million of purchases of property, plant, and equipment and $8.5 million payments for acquisitions, net of cash acquired.
For the nine months ended December 31, 2022, net cash used in financing activities was $505.0 million, primarily resulting from repurchases of our registered shares of $327.7 million, payment of cash dividends of $158.7 million, and tax withholdings related to net share settlements of restricted stock units of $28.7 million.
For the nine months ended December 31, 2022, there was a $24.0 million loss from currency exchange rate effect on cash and cash equivalents, primarily due to exchange rate fluctuations of Euro, Swiss Franc, Chinese Renminbi, and Australian Dollar versus the U.S. Dollar and timing of our cash transactions over the period. The loss from the effect of currency rate changes was immaterial during the nine months ended December 31, 2021.
Cash Outlook

Our principal sources of liquidity are our cash and cash equivalents, cash flow generated from operations and, to a much lesser extent, capital markets and borrowings. Our future working capital requirements and capital expenditures may increase to support investments in product innovations and growth opportunities or to acquire or invest in complementary businesses, products, services, and technologies. Market volatility driven by the current macroeconomic and geopolitical environment and COVID-19 related factors may increase our costs of capital and otherwise adversely affect our business, results of operations, financial condition and liquidity.
In fiscal year 2023, we paid a cash dividend of CHF 156.1 million (U.S. Dollar amount of $158.7 million based on the exchange rate on the date of payment) out of fiscal year 2022 retained earnings. In fiscal year 2022, we paid a cash dividend of CHF 147.0 million (U.S. Dollar amount of $159.4 million) out of fiscal year 2021 retained earnings.
In May 2020, our Board of Directors approved a share repurchase program, which authorized us to invest up to $250.0 million to purchase our own shares, following the expiration date of the 2017 share repurchase program. In April 2021, our Board of Directors approved an increase of $750.0 million of the 2020 share repurchase program, to an aggregate amount of $1.0 billion. The Swiss Takeover Board approved this increase and it became effective on May 21, 2021. In July 2022, our Board of Directors approved an increase of $500 million to the 2020 share repurchase program to an aggregate amount of up to $1.5 billion. The Swiss Takeover Board approved this increase and it became effective on August 19, 2022. As of December 31, 2022, $596.3 million was available for repurchase under the 2020 repurchase program.
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

Operating Leases Obligations

We lease facilities under operating leases, certain of which require us to pay property taxes, insurance and maintenance costs. Operating leases for facilities are generally renewable at our option and usually include escalation clauses linked to inflation. During the nine months ended December 31, 2022, our operating lease obligations increased approximately $45.0 million, primarily related to newly commenced operating leases for office spaces in the Americas and EMEA regions. There have been no other material changes to our contractual obligations as previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2022. The remaining terms of our non-cancelable operating leases expire in various years through 2033.

Purchase Commitments

As of December 31, 2022, we had non-cancelable purchase commitments of $421.1 million for inventory purchases made in the normal course of business from original design manufacturers, contract manufacturers and other suppliers, the majority of which are expected to be fulfilled within the next 12 months. We recorded a liability for firm, non-cancelable, and unhedged inventory purchase commitments in excess of anticipated demand or net realizable value consistent with our valuation of excess and obsolete inventory. As of December 31, 2022, the liability for these purchase commitments was $43.2 million and is recorded in accrued and other current liabilities in the condensed consolidated balance sheet.

We have firm purchase commitments of $29.7 million for capital expenditures primarily related to commitments for tooling and equipment for new and existing products. We expect to continue making capital expenditures in the future to support product development activities and ongoing and expanded operations. Although open purchase commitments are considered enforceable and legally binding, the terms generally allow us to reschedule or adjust our requirements based on business needs prior to delivery of goods or performance of services.
Other Contractual Obligations and Commitments

For further detail about our contractual obligations and commitments, refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

Indemnifications

We indemnify certain suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of December 31, 2022, no amounts have been accrued for indemnification provisions. We do not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under our indemnification arrangements.

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

Legal Proceedings

From time to time we are involved in claims and legal proceedings that arise in the ordinary course of our business. For more information about Legal Proceedings, see Part II Item 1 Legal Proceedings of this quarterly report on Form 10-Q for the period ended December 31, 2022.

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

We are exposed to currency exchange rate risk as we transact business in multiple currencies, including exposure related to anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. Dollar. We transact business in over 30 currencies worldwide, of which the most significant to operations are the Euro, Chinese Renminbi, Australian Dollar, Canadian Dollar, Japanese Yen, Pound Sterling and New Taiwan Dollar. For the three months ended December 31, 2022, approximately 52% of our sales were in non-U.S. denominated currencies, with 28% of our sales denominated in Euro. The mix of our costs of goods sold and operating expenses by currency are significantly different from the mix of our sales, with a larger portion denominated in U.S. Dollar and less denominated in Euro and other currencies. A strengthening U.S. Dollar has a more unfavorable impact on our sales compared to the favorable impact on our cost of goods sold and operating expenses, resulting in an adverse impact on our operating results.

We enter into currency forward and swap contracts to reduce the short-term effects of currency fluctuations on certain receivables or payables denominated in currencies other than the functional currencies of our subsidiaries. These contracts generally mature within one month. The gains or losses on these contracts are recognized in earnings based on the changes in fair value.

If an adverse 10% foreign currency exchange rate change had been applied to total monetary assets and liabilities denominated in currencies other than the functional currencies at the balance sheet dates, it would have resulted in an adverse effect on income before income taxes of approximately $17.6 million and $24.4 million as of December 31, 2022 and March 31, 2022, respectively. The adverse effect as of December 31, 2022 and March 31, 2022 is after consideration of the offsetting effect of approximately $14.8 million and $15.9 million, respectively, from foreign exchange contracts in place as of such dates.
We enter into cash flow hedge contracts to protect against exchange rate exposure of forecasted inventory purchases. These hedging contracts mature within four months. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of AOCI until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold.
If the U.S. dollar had weakened by 10%, the amount recorded in AOCI related to our foreign exchange contracts before tax effect as of December 31, 2022 and March 31, 2022 would have been approximately $11.2 million and $12.5 million lower, respectively. The change in the fair value recorded in AOCI would be expected to offset a corresponding foreign currency change in cost of goods sold when the hedged inventory purchases are sold.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

•Future impacts of the COVID-19 pandemic are still uncertain and cannot be predicted, and could adversely affect our business, results of operations and financial condition.

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

Our sales of our products have been in the past and may in the future be less than we expect due to a decline in business or economic conditions in one or more of the countries or regions, a greater decline than we expect in demand for our products, our inability to successfully execute our sales and marketing plans, or for other reasons. Global economic concerns, such as the ongoing COVID-19 pandemic, Russia’s invasion of Ukraine, tariffs and policies that inhibit trade, the risk of new sovereign debt issues in Europe, the impact of oil prices from Russia and other countries, conflicts with either local or global financial implications, economic slowdown in China, and the varying pace of global economic recovery, create unpredictability and add risk to our future outlook.

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

In addition, we rely on our go-to-market capability to leverage on those growth opportunities, market our products and compete effectively with a goal of strengthening our sales. If we are not able to develop and maintain our go-to-market capabilities and processes, in particular the continued development of our enterprise salesforce and strategy, our business and results of operations could be adversely affected.

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

Our manufacturing operations in China have been in the past and could in the future be adversely affected by the COVID-19 pandemic and a recent increase of COVID-19 infections in China, changes in the interpretation and enforcement of legal standards, strains on China’s available labor pool, changes in labor costs and other employment dynamics, high turnover among Chinese employees, infrastructure issues, import-export issues, cross-border intellectual property and technology restrictions, currency transfer restrictions, natural disasters, regional or global pandemics, conflicts or disagreements between China and Taiwan or China and the United States, labor unrest, and other trade customs and practices that are dissimilar to those in the United States and Europe. Interpretation and enforcement of China’s laws and regulations continue to evolve, and we expect differences in interpretation and enforcement to continue in the foreseeable future.

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

Future impacts of the COVID-19 pandemic are still uncertain and cannot be predicted, and could adversely affect our business, results of operations and financial condition.

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
The COVID-19 pandemic and the measures taken by many countries in response have contributed to a general slowdown in the global economy and had a mixed effect and could in the future have a mixed or adverse effect on our business and operations, our customers and our partners. We have experienced and may continue to experience disruptions and higher costs in our manufacturing, supply chain and logistics operations and outsourced services, resulting in shortages of our products in our distribution channels and loss of market share and opportunities. We have also incurred additional costs related to business continuity. For example, uncertainty in supply availability related to the current COVID-19 outbreak in China, depending on its duration, could cause additional negative impact on our business and results of operations.
While we believe that the pandemic accelerated certain trends favorable to us, its effects on the use patterns and demand for our products has been evolving. We experienced significant growth during the COVID-19 pandemic that we may not be able to sustain in the future.
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

While our overall distribution relationships are diffuse, in fiscal year 2022 and the first nine months of fiscal year 2023 our gross sales were concentrated with three customers - Amazon Inc., Ingram Micro and TD Synnex - and their affiliated entities. We do not have long-term commitments with those customers. If online sales grow as a percentage of overall sales, we expect that we will become even more reliant on Amazon. While we believe that we have good relationships with Amazon, Ingram Micro and TD Synnex, any adverse change in those relationships could have an adverse impact on our results of operations and financial condition.

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

Acquisitions can also lead to large non-cash charges that can have an adverse effect on our results of operations as a result of write-offs for items such as future impairments of intangible assets and goodwill, restructuring charges, inventory write downs or the recording of share-based compensation.

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

We conduct operations internationally with sales in the Americas, EMEA and Asia Pacific regions. Our manufacturing operations and third-party contract manufacturers are located in China and Southeast Asia and we also purchase certain products and key components from a limited number of sources, and depend on the supply chain, including freight, to receive components, transport finished goods and deliver our products across the world. As a result, adverse global and regional economic and geopolitical conditions have in the past and can in the future materially adversely affect our business, results of operations and financial condition.

Such conditions, including but not limited to inflation, slower growth or recession, new or increased tariffs, trade restrictions, changes to fiscal and monetary policy, higher interest rates and currency fluctuations, and other conditions that are susceptible to impact consumer confidence and spending could adversely affect demand for our products. During the first nine months of fiscal year 2023, we were impacted by adverse macroeconomic and geopolitical conditions including but not limited to inflation, foreign currency fluctuations, and slowdown of economic activity around the world, in part due to rising interest rates, and lower consumer and enterprise spending. In addition, the war in Ukraine increased global supply chain, logistics, and inflationary challenges. In the fourth quarter of fiscal year 2022, we indefinitely ceased all sales and shipments to Russia. Our sales in Ukraine have also been halted due to the ongoing military operations on the Ukrainian territory. Our business in Russia and Ukraine was not material to our results and accounted for approximately 2% of total revenue for fiscal year 2022.

Global or regional economic and political conditions also have an impact on our suppliers, contract manufacturers, logistics providers, and distributors, causing volatility in cost of materials and shipping and transportation rates, and as a result impacting the pricing of our products. Price increases may not successfully offset cost increases or may cause us to lose market share and in turn adversely impact our operations.

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

Our primary exposure to movements in currency exchange rates relates to non-U.S. Dollar-denominated sales and operating expenses worldwide. For the three months ended December 31, 2022, approximately 52% of our revenue was in non-U.S. denominated currencies. The weakening of currencies relative to the U.S. Dollar adversely affects the U.S. Dollar value of our non-U.S. Dollar-denominated sales and earnings. If we raise international pricing to compensate, it could potentially reduce demand for our products, adversely affecting our sales and potentially having an adverse impact on our market share. Margins on sales of our products in non-U.S. Dollar-denominated countries and on sales of products that include components obtained from suppliers in non-U.S. Dollar-denominated countries could be adversely affected by currency exchange rate fluctuations. In some circumstances, for competitive or other reasons, we may decide not to raise local prices to fully offset the U.S. Dollar’s strengthening, which would adversely affect the U.S. Dollar value of our non-U.S. Dollar-denominated sales and earnings. Competitive conditions in the markets in which we operate may also limit our ability to increase prices in the event of fluctuations in currency exchange rates. Conversely, strengthening of currency rates may also increase our product component costs and other expenses denominated in those currencies, adversely affecting operating results. We further note that a larger portion of our sales than of our expenses are denominated in non-U.S. denominated currencies.

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

Based on our current business model and as we expand into new markets and product categories and acquire companies, businesses and assets, we must comply with a wide variety of laws, standards and other requirements governing, among other things, health and safety, hazardous materials usage, product-related energy consumption, conflict minerals, packaging, recycling, sustainability, environmental, child labor and human rights matters. Our products may be required to obtain regulatory approvals and satisfy other regulatory concerns in the various jurisdictions where they are manufactured, sold or both. Companies, businesses and assets that we acquire may not be in compliance with regulations in all jurisdictions. These requirements create procurement and design challenges, which, among other things, require us to incur additional costs identifying suppliers and contract manufacturers who can provide or obtain compliant materials, parts and end products. Failure to comply with such requirements can subject us to liability, additional costs, and reputational harm and, in severe cases, force us to recall products or prevent us from selling our products in certain jurisdictions. We also are subject to the SEC disclosure requirements regarding the use of certain minerals, known as conflict minerals, which are mined from the Democratic Republic of Congo and adjoining countries, as well as procedures regarding a manufacturer’s efforts to identify and prevent the sourcing of such minerals and metals produced from those minerals. The moral and regulatory imperatives to avoid purchasing conflict minerals are causing us to incur additional expenses, could limit the supply and increase the cost of certain metals used in manufacturing our products and could adversely affect the distribution and sales of our products.

As a Swiss company with shares listed on both the SIX Swiss Exchange and the Nasdaq Global Select Market, we are also subject to both Swiss and United States corporate governance and securities laws and regulations. In addition to the extra costs and regulatory burdens of our dual regulatory obligations, the two regulatory regimes may not always be compatible and may impose disclosure obligations, operating restrictions or tax effects on our business to which our competitors and other companies are not subject. For example, on January 1, 2023, subject to certain transitional provisions, the revised Swiss Corporate Law, incorporating, the Swiss Federal Council Ordinance Against Excessive Compensation at Public Companies, became effective. The revised Swiss Corporate Law among other things, (a) requires a binding shareholder “say on pay” vote with respect to the compensation of members of our executive management and Board of Directors, (b) generally prohibits the making of severance, advance, transaction premiums and similar payments to members of our executive management and Board of Directors, (c) imposes other restrictive compensation practices, and (d) requires that our articles of incorporation specify various compensation-related matters. Potential future initiatives relating to corporate governance or executive compensation, and Swiss voter sentiment in favor of such regulations may increase our non-operating costs and adversely affect our ability to attract and retain executive management and members of our Board of Directors.

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

•Our sales are impacted by consumer demand and current and future global economic and political conditions, including inflation, foreign currency fluctuations, slowdown of economic activity around the globe, in part due to rising interest rates, and lower consumer and enterprise spending, trade restrictions and tariffs, and can, therefore, fluctuate abruptly and significantly during periods of uncertain economic conditions or geographic distress, as well as from shifts in distributor inventory practices and consumer buying patterns.

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

Because our operating results are difficult to predict, our results may be below the expectations of financial analysts and investors, which could cause the price of our shares to decline. For example, following our announcement on January 11, 2023 of lower than expected preliminary financial results for the third quarter of fiscal year 2023, our share price declined significantly.

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

In July 2022, our Board of Directors approved a $500 million increase to our current repurchase program of our registered shares up to $1.5 billion. The Swiss Takeover Board approved this increase and it became effective on August 19, 2022. As of December 31, 2022, $596.3 million was available for repurchase under the 2020 repurchase program. We have also paid cash dividends and increased the size of our dividend, each year since fiscal year 2013. Our share repurchase program and dividend policy may be affected by many factors, including general business and economic conditions, our financial condition and operating results, our views on potential future capital requirements, restrictions imposed in any future debt agreements, the emergence of alternative investment or acquisition opportunities, changes in our business strategy, legal requirements, changes in tax laws, and other factors. Our share repurchase program does not obligate us to repurchase all or any of the dollar value of shares authorized for repurchase. The program could also increase the volatility of the trading price of our shares. Similarly, we are not obligated to pay dividends on our registered shares. Under Swiss law, we may only pay dividends upon the approval of a majority of our shareholders, which is under the discretion of and generally follows a recommendation by our Board of Directors that such a dividend is in the best interests of our shareholders. There can be no assurance that our Board of Directors will continue to recommend, or that our shareholders will approve, dividend increases or any dividend at all. If we do not pay a regular dividend, we may lose the interest of investors that focus their investments on dividend-paying companies, which could create downward pressure on our share price. Any announcement of termination or suspension of our share repurchase program or dividend may result in a decrease in our share price. The share repurchase program and payment of cash dividends could also diminish our cash reserves that may be needed for investments in our business, acquisitions or other purposes. Without dividends, the trading price of our shares must appreciate for investors to realize a gain on their investment.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases
In fiscal year 2023, the following approved share repurchase program was in place (in thousands):

Share Repurchase Program	Shares Approved	Approved Amounts (1)
May 2020	17,311	$1,500,000

(1) In July 2022, our Board of Directors approved an increase of $500 million to the 2020 share repurchase program, to an aggregate amount of up to $1.5 billion. The Swiss Takeover Board approved this increase and it became effective on August 19, 2022. As of December 31, 2022, $596.3 million was available for repurchase under the 2020 repurchase program. The 2020 share repurchase program is expected to remain in effect for a period of three years through July 27, 2023.
The following table presents certain information related to purchases made by Logitech of its equity securities under the 2020 share repurchase program (in thousands, except per share amounts):

	Total Number of Shares Repurchased	Weighted Average Price Paid Per Share		Remaining Amount that May Yet Be Repurchased under the Program
During the three months ended December 31, 2022		CHF (LOGN)	USD (LOGI)
Month 1
October 1, 2022 to October 28, 2022
SIX	898	45.14	N/A	$645,479
Month 2
October 29, 2022 to November 25, 2022
SIX	359	53.12	N/A	625,897
Nasdaq	13	N/A	$60.11	625,097
Month 3
November 26, 2022 to December 30, 2022
SIX	468	56.55	N/A	596,736
Nasdaq	8	N/A	60.17	596,277
	1,746	49.97	$51.53	$596,277

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

LOGITECH INTERNATIONAL S.A.

January 26, 2023	/s/ Bracken Darrell
Date	Bracken Darrell
President and Chief Executive Officer

January 26, 2023	/s/ Nate Olmstead
Date	Nate Olmstead
Chief Financial Officer