Form 10-K
period 2023-03-31
LOGITECH INTERNATIONAL S.A.
filed 2023-05-17
CIK 1032975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	March 31, 2023
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Newark , California 94560
(Address of principal executive offices and zip code)
(510) 795-8500
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols(s)	Name of each exchange on which registered
Registered Shares	LOGN	SIX Swiss Exchange
Registered Shares	LOGI	Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒  No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐  No ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes ☐  No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No  ☒
The aggregate market value of the voting shares held by non-affiliates of the registrant, based upon the closing sale price of the shares on September 30, 2022, the last business day of the registrant's second fiscal quarter on the Nasdaq Global Select Market, was $7,408,622,598. For purposes of this disclosure, voting shares held by persons known to the Registrant to beneficially own more than 5% of the Registrant's shares and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. In the case of 5% or greater shareholders, we have not deemed such shareholders to be affiliates unless there are facts and circumstances which would indicate that such shareholders exercise any control over the Registrant, or unless they hold 10% or more of the Registrant’s share capital outstanding. This determination is not necessarily a conclusive determination for other purposes.
As of May 3, 2023, there were 158,737,710 shares of the Registrant's share capital outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the 2023 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

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
Logitech International S.A. | Fiscal 2023 Form 10-K | 1

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
•Our business strategy and investment priorities in relation to competitive offerings and evolving consumer demand trends affecting our products and markets, current and future worldwide geopolitical, economic and capital market conditions, including fluctuations in currency exchange rates, inflation, and economic downturns;
•Our expectations regarding our restructuring efforts, including the timing thereof;
•Long-term, secular trends that impact our product categories;
•The scope, nature or impact of acquisition, strategic alliance, and divestiture activities
•Our expectations regarding the success of our strategic acquisitions, including integration of acquired operations, products, technology, internal controls, personnel and management teams;
•Our expectations regarding our effective tax rate, future tax benefits, tax settlements, the adequacy of our provisions for uncertain tax positions;
•Our expectations regarding our potential indemnification obligations, and the outcome of pending or future legal proceedings and tax audits;
•Our business development, product development and innovation, and their impact on future operating results and anticipated operating costs for fiscal year 2024 and beyond;
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
Forward-looking statements also include, among others, those statements including the words "anticipate," "believe," "could," "estimate," "expect," "forecast," "intend," "may," "plan," "project," "predict," "should," "will" and similar language. These statements reflect our views and assumptions as of the date of this Annual Report on Form 10-K. All forward-looking statements involve risks and uncertainties that could cause our actual performance to differ materially from those anticipated in the forward-looking statements depending on a variety of factors. Important information as to these factors can be found in this Annual Report on Form 10-K under the headings of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Overview of our Company,” “Critical Accounting Estimates” and “Liquidity and Capital Resources,” among others. Factors that might cause or contribute to such differences include, but are not limited to, those discussed under Item 1A "Risk Factors," as well as elsewhere in this Annual Report on Form 10-K and in our other filings with the U.S. Securities and Exchange Commission, or "SEC." You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Logitech International S.A. | Fiscal 2023 Form 10-K | 2

PART I
ITEM 1.    BUSINESS
Company Overview
Founded in 1981, and headquartered in Lausanne, Switzerland, Logitech International is a Swiss public company listed on the SIX Swiss Exchange (LOGN) and on the Nasdaq Global Select Market (LOGI). Logitech’s website address is www.logitech.com.
Logitech’s mission is to help all people pursue their passions in a way that is good for people and the planet. We design, manufacture and sell products that help businesses thrive and bring people together when working, creating, gaming and streaming. We sell these products through a number of brands: Logitech, Logitech G (including ASTRO Gaming, Streamlabs, and Blue Microphones) and Ultimate Ears.
Our diverse portfolio includes:
•Creativity & Productivity: personal computer ("PC") mice and presentation tools (reported as Pointing Devices), PC keyboards and keyboard/mouse combination products (reported as Keyboards & Combos), PC-based webcams including streaming cameras (reported as PC Webcams), and tablet keyboards and styluses (reported as Tablet & Other Accessories);
•Gaming: gaming mice, keyboards, headsets, steering wheels and other control devices, and Streamlabs services;
•Video Collaboration: conference cameras for meeting rooms, webcams and headsets;
•Music-related products include wireless speakers (reported as Mobile Speakers), and PC speakers, headsets, microphones and earphones (reported as Audio & Wearables).
These products are all classified under a single operating segment: Peripherals (see Note 15 to our consolidated financial statements). They also are compatible with many cloud or cloud-based services: video conferencing platforms (e.g. Zoom, Microsoft Teams, Google Meet); esports or video games (e.g. League of Legends, Call of Duty, Valorant); music streaming platforms (e.g. Spotify, Apple Music); content streaming platforms (e.g. Twitch, YouTube); and creativity and productivity platforms (e.g. Google Workplace, Adobe Creative Cloud).
We sell our products to a broad network of international customers, in the Americas, Europe, the Middle East, and Africa ("EMEA") and Asia Pacific. This includes direct sales to retailers, e-tailers, and end consumers through our e-commerce platform, and indirect sales to end customers through distributors.
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
Business Strategy
Logitech's foundation for future growth is built on five core capabilities that apply to all of our product categories:
•Design;
•Engineering;
•Go-to-market;
•Marketing; and
•Operations.
Design
Over the past decade, Logitech has reinvented itself as a design company, whereby design-led engineering is used as a strategic differentiator. Our key design centers are in Switzerland, Ireland, the United States, and Taiwan, where we have an internal team of designers who work in close collaboration with our engineering and manufacturing teams at the beginning of our innovation process. This capability has driven the transformation of our portfolio over the years. In addition, design significantly impacts Logitech’s efforts to improve outcomes for all people and the planet through a program we call Design for Sustainability. All of this work has been recognized through various awards: in fiscal year 2023, we were honored with 116 design awards.
Logitech International S.A. | Fiscal 2023 Form 10-K | 3

Engineering
Our decades-long expertise in key engineering disciplines such as sensors, acoustics, optics, wireless, and power management is a core competitive advantage of Logitech. Furthermore, we continue to extend our engineering capabilities into more advanced technologies such as software, apps, cloud, data analytics, machine learning, artificial intelligence ("AI") and some core building blocks of navigation and tracking in augmented reality ("AR") or virtual reality ("VR"). Our engineering team has expertise in bringing together these many technologies, across hardware and software to develop an innovative portfolio. These engineering capabilities combined with our award-winning design team form the basis of Logitech's key innovation engine.
Go-To-Market
Logitech has an extensive global go-to-market network that is leveraged to introduce new products, enter new market categories and optimize the value of our existing products and product categories. We have multiple opportunities to drive growth through existing products in existing and new retailers and e-tailers as well as through new products in existing and new retailers and e-tailers. Beyond e-tailers, retail and distribution channels, we have strengthened other commercial channels in areas such as computer and telecommunications stores, value-added resellers and online merchants. As we have increased our investments in the business-to-business ("B2B") channel, we have expanded our enterprise sales coverage through our sales force as well as various channel partners. Expansions into new channels also bring numerous cross-selling opportunities across our broad product portfolio.
Marketing
Across Logitech’s multiple categories, we focus on enhancing our marketing capabilities around brand strategy and execution, digital marketing, and marketing technology. With our products and design as a foundation, our marketing demonstrates the relevancy of our products in the lives of our customers, focusing on specific and diverse audiences. We continue to increase our presence when and where our products and messages are most relevant, which enables us to drive brand value.
Operations
Logitech’s operations capability consists of a hybrid model of in-house manufacturing (including a wholly-owned facility in Suzhou, China) and third-party contract manufacturers (principally in Asia), which allows us to effectively respond to rapidly changing demand, leverage economies of scale, protect intellectual property, and offer high quality production in even the most sophisticated of products. Our supply chain’s extensive global reach, key distribution channels, adoption of factory automation and strategic business relationships combined with extensive analytic modeling expertise, optimization tools and global processes provide a competitive advantage against many of our competitors.
Environmental Sustainability
In recent years, we have accelerated our climate strategy, focused on eliminating our carbon footprint through Reduce, Renew, Restore, and Rethink programs. Reduce focuses on our life-cycle carbon footprint using Design for Sustainability ("DfS") principles across our value chain. Renew motivates us to drive ambitious uptake of renewable electricity and transition away from fossil fuels. In order to support and restore climate-impacted communities and ecosystems, the Restore lever supports annual investment in carbon offsets and removals. We are also Rethinking how we do business, innovating our materials, supply chains, and go-to-market opportunities.
Products
Logitech designs, manufactures and markets products that help businesses thrive and bring people together when working, creating, gaming and streaming, for use by consumers and enterprise customers.
Creativity & Productivity
Pointing Devices: Logitech offers a variety of pointing devices. Some of our key products in this category include:
•The Logitech MX Master 3 and MX Anywhere 3 wireless mice, our flagship wireless mouse products. Enabled with Logitech Flow cross-computer control software and Logi Bolt cross-operating system connectivity, these products represent the new paradigm for precise, fast, comfortable cross-computer digital navigation and digital creativity.
Logitech International S.A. | Fiscal 2023 Form 10-K | 4

•The Logitech Wireless Mouse M650, which offers a new precise scrolling wheel, an 18-month battery life, Logi Bolt connectivity compatible with any operating system, side-buttons and comfortable design, and is available in Large, Medium and left-handed versions with sustainable materials.
•The Logitech Wireless Mouse M185, a wireless mouse with nano receiver technology that is compatible with any computer.
•The Logitech Pebble Mouse, a wireless mobility mouse with dual connectivity (BT and unifying nano technology) that is compatible with any computer.
•Two recently introduced mice, Logitech Lift vertical mouse with Logi Bolt wireless technology and the new smart wheel available in right and left-handed version, and Pop Mouse for younger generations that offers more style at the desk.
Keyboards & Combos: Logitech offers a variety of corded and cordless keyboards, living room keyboards, and combos (keyboard-and-mouse combinations). Some of our key products in this category include:
•The Logitech Wireless Combo MK270, a full-size keyboard and mouse combination with a tiny USB receiver.
•The Logitech MX Keys Wireless keyboard, a premium backlit keyboard with customizable keys to directly access menus and shortcuts within leading creativity and productivity apps. We recently added the MX Keys mini wireless keyboard ideal for smaller spaces and creators and Logitech MX mechanical wireless keyboard.
•The Logitech K380 wireless minimalist keyboard with multi-switch functionality to easily navigate from one screen to another (from PC to Phone to tablets) that is compatible with any computer.
PC Webcams: Our PC Webcams category comprises webcams targeted primarily at video conferencing users purchasing for individual use. A key market driver includes people upgrading their work-from-home video conferencing setup. The Logitech HD Pro Webcam C920 and C922 are key products in this category and we recently added Logitech Brio 300 and Brio 500 to the portfolio.
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
Gaming
Logitech G provides products for both gamers and creators, including mice, keyboards, headsets, and steering wheels, in addition to streaming software through Streamlabs. Incorporating innovative design and advanced technologies, some of the key products and solutions in this category include:
•The Logitech G PRO X Superlight Wireless Gaming Mouse that was designed in collaboration with the world's top esports professionals, featuring our LIGHTSPEEDTM professional grade wireless technology, and weighing in at less than 63 grams.
•The Logitech Pro Racing Wheel that features our exclusive TRUEFORCE feedback system that connects directly to in-game physics, and our new Direct Drive motor.
•The ASTRO A30 Wireless Headset that is compatible with PC, Xbox Series X|S, PlayStation5, Nintendo Switch, and mobile, portable gaming devices.
Logitech International S.A. | Fiscal 2023 Form 10-K | 5

•Streamlabs software which provides streaming and monetization tools for content creators to manage their audience and broadcast.
Video Collaboration
The Video Collaboration category includes Logitech’s conference room cameras, which combine enterprise-quality audio and high definition ("HD") 4K video with affordability to bring video conferencing to businesses of any size, as well as state of the art webcams and headsets that turn any desktop into an instant collaboration space. Our key products in this category include:
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
•Logitech Tap touch-screen controller which connects to any computer through USB and serves as an ideal controller for video conferencing room solutions from Google®, Microsoft®, and Zoom.
•Logitech BRIO which has 4K video, RightLight 3 and high dynamic range ("HDR") to improve challenging lighting, and Windows Hello facial recognition support for secure login using just a user's face.
Music
Mobile Speakers: Our Mobile Speakers category is a portfolio of portable wireless Bluetooth speakers for music on the go. The top revenue-generating product in our Mobile Speakers category during fiscal year 2023 was Ultimate Ears BOOM 3 ("BOOM3"), our ruggedized portable Bluetooth wireless speaker. During fiscal year 2023, our collection of portable Bluetooth speakers included WONDERBOOM3, BOOM3, MEGABOOM3, and our largest most powerful speaker HYPERBOOM that delivers the loudest and most rich audio performance in the portfolio.
Audio & Wearables: Our Audio & Wearables category comprises PC speakers, PC headsets, in-ear headphones, premium wireless audio wearables designed to enhance the audio experience, and studio-quality Blue Microphones for professionals and consumers, such as Yeti, Yeti Nano and Yeti X.
Research and Development
We recognize that continued investment in product research and development is critical to facilitate innovation of new and improved products, technologies and experiences. Our research and development expenses for fiscal years 2023, 2022 and 2021 were $280.8 million, $291.8 million and $226.0 million, respectively. We expect to continue to devote significant resources to research and development, including devices for digital platforms, video communications, wireless technologies, power management, and user interfaces to sustain our competitive position.
Sales and Distribution
Principal Markets
Sales by geographic region (based on customers' location) for fiscal years 2023, 2022 and 2021 are as follows (in thousands):

	Year Ended March 31,
	2023	2022	2021
Americas	$1,930,908	$2,317,941	$2,206,552
EMEA	1,299,657	1,724,027	1,735,682
Asia Pacific	1,308,253	1,439,133	1,310,045
Total Sales	$4,538,818	$5,481,101	$5,252,279
Revenues from sales to customers in Switzerland, our country of domicile, represented 3% of our sales for each of fiscal years 2023, 2022 and 2021. In fiscal years 2023, 2022 and 2021, revenues from sales to customers in the United States represented 35%, 34% and 35% of our sales, respectively. In fiscal years 2023, 2022 and 2021, revenues from sales to customers in Germany represented 14%, 15% and 16% of our sales, respectively. Revenues
Logitech International S.A. | Fiscal 2023 Form 10-K | 6

from sales to customers in China represented 11% and 10% of our sales for fiscal year 2023 and 2022, respectively. No other country represented more than 10% of our sales for fiscal years 2023, 2022 or 2021.
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
In fiscal years 2023, 2022 and 2021, Amazon Inc. and its affiliated entities together accounted for 19%, 17% and 13% of our gross sales, respectively. In fiscal years 2023, 2022 and 2021, Ingram Micro Inc. and its affiliated entities together accounted for 13%, 15% and 14% of our gross sales, respectively. TD Synnex and its affiliate entities together accounted for 15% and 14% of our gross sales for fiscal year 2023 and 2022, respectively. No other customer individually accounted for more than 10% of our gross sales during fiscal years 2023, 2022 or 2021.
Customer Service and Technical Support
Our customer service organization provides user technical support, support related to product inquiry, and order support. We support these customer service functions with outsourced operations as well as inhouse support teams located in countries across the world. Outsourced locations include the Philippines, the United Kingdom, Japan, Bulgaria and China, and inhouse support is primarily located in the United States and India with several other locations in each region. Our customer service and technical personnel in each of our regions provide support services to retail purchasers of products through telephone, e-mail, forums, chat, and the Logitech Support website. For some of our brands, dedicated support websites and dedicated internal support teams are available. To improve our customers' experience and operate efficiently, we use technology to facilitate chatbot interactions, enable self-help and apply Artificial Intelligence to optimize support searches. We also have multiple walk-in centers in Korea and China, managed by third-party providers, where consumers may obtain service for their Logitech products. Consumers who have purchased Logitech products can visit these locations for product inspection, testing and return or exchange of products.
Logitech provides warranties on our branded products that range from one to five years. For our Video Collaboration category, we also work with channel partners to offer bundled support services with Logitech Video Collaboration solutions.
Manufacturing
Logitech's manufacturing operations consist principally of final assembly and testing. Since 1994, we have had our own manufacturing operations in Suzhou, China, which currently handles approximately 40% of our total production of products. We continue to focus on ensuring the efficiency of the Suzhou facilities, through the implementation of quality management, automation, process improvements, and employee involvement programs. We outsource the remaining production to contract manufacturers and original design manufacturers located principally in Asia. Both our in-house and outsourced manufacturing operations are managed by our worldwide operations group. The worldwide operations group also supports the business units and marketing and sales organizations through the management of distribution centers and the supply chain and logistics networks.
New product launches, process engineering, commodities management, logistics, quality assurance, operations management and management of Logitech's contract manufacturers occur in China, Taiwan, Hong Kong, Malaysia, Thailand, Mexico, and Vietnam. Certain components are manufactured to Logitech's specifications by vendors in Asia, the United States, and Europe. We also use contract manufacturers to supplement internal capacity and to reduce volatility in production volumes. In addition, some products, including most keyboards, certain gaming
Logitech International S.A. | Fiscal 2023 Form 10-K | 7

devices, certain video conferencing devices, and certain audio products are manufactured by contract manufacturers to Logitech's specifications.
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
Creativity and Productivity
Pointing Devices: Apple Inc. ("Apple"), Microsoft Corporation ("Microsoft"), Lenovo Group Ltd (“Lenovo”), Dell Technologies Inc. ("Dell"), and HP Inc. are our main competitors worldwide. We also experience competition and pricing pressure from less-established brands, including house brands and local competitors in Asian markets, such as Elecom Co., Ltd., Buffalo Inc., Shenzhen Rapoo Technology Co., Ltd. (“Shenzhen Rapoo”), and Xiaomi Corporation.
Keyboards & Combos: Microsoft and Apple are the main competitors in our PC keyboard and combo product lines. We also experience competition and pricing pressure for corded and cordless keyboards and combos from less-established brands, including house brands and local competitors in Asian markets, such as Shenzhen Rapoo, IKBC, and Xiaomi Corporation.
PC Webcams: Our primary competitors for PC webcams are Microsoft, Cisco and other manufacturers taking smaller market share such as Razer Inc ("Razer") and HIKVision.
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
Gaming
Competitors for our gaming products include Razer, Corsair Gaming, Inc., SteelSeries (owned by GN), Turtle Beach Corporation and HyperX (owned by HP Inc.), among others.
Video Collaboration
Our competitors for Video Collaboration products include Cisco Systems, Inc., Poly (owned by HP Inc.), Jabra (owned by GN), AVer Information Inc., Neat and Yealink (Xiamen) Network Technology Co.Ltd, among others.
Logitech International S.A. | Fiscal 2023 Form 10-K | 8

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
Audio & Wearables: For PC speakers, our competitors include Bose, Cyber Acoustics LLC, and Creative Labs, Inc., among others.
For PC headsets, our main competitors include Poly (owned by HP Inc.) and Jabra (owned by GN), among others. In-ear headphones competitors include Beats, Bose, Apple, Sony Corporation ("Sony"), JBL and Sennheiser, among others.
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
For more information about such regulations and how they may impact us, see "Risks Related to our Global Operations and Regulatory Environment" and “We are subject to risks related to our environmental, social and governance ("ESG") activities and disclosures” in Item 1A "Risk Factors" and Note 7—Income Taxes in our Notes to consolidated financial statements below.
Logitech International S.A. | Fiscal 2023 Form 10-K | 9

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
Stewardship: In Europe, Logitech products are regulated by a number of end-of-life stewardship directives including the Waste Electrical and Electronic Equipment (“WEEE”) Directive, the Packaging Directive and the Battery Directive, which require producers of electrical goods, packaging, and batteries to finance the collection, recycling, treatment and disposal of relevant products. Similar legislation exists in many countries worldwide. There are stewardship costs associated with the end-of-life collection, recycling and recovery of Logitech products, packaging and batteries where Logitech is recognized as the steward and participates in relevant programs. The cost requirements are industry requirements and therefore do not represent an undue burden relative to Logitech's competitive position.

Conflict Minerals: Sourcing of certain metals is regulated under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, specifically Section 1502, which addresses the use of "Conflict Minerals" in the supply chain. Similar legislation is emerging in other countries worldwide. We have established systems which facilitate our compliance with the sourcing, traceability and reporting obligations and the reporting requirements of this Act aligned with guidelines published by the Securities and Exchange Commission. As a member of the Responsible Business Alliance (“RBA”) and the Responsible Minerals Initiative ("RMI"), we participate in the industry-wide Conflict-Free Sourcing Initiative and its Responsible Minerals Assessment Program (“RMAP”). The RMAP standards are considered industry best practice and are developed to meet the requirements of the OECD Due Diligence Guidance, the Regulation ("EU") 2017/821 of the European Parliament and the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act.

Modern Slavery: Our commitment to combat slavery and human trafficking is underpinned by the Transparency in Supply Chain Act of 2010 (S.B. 657), the United Kingdom Modern Slavery Act of 2015, the California Transparency in Supply Chains Act of 2010, the Australian Modern Slavery Act of 2018 and existing or emerging similar legislation worldwide. We utilize our formalized commitment to the United Nations Global Compact ("UNGC") adherence to the RBA code of conduct and transparently report our programs to identify and eradicate slavery and human trafficking in our global supply chains.

Climate & Carbon: Our operations, supply chain and products are not currently subject to carbon pricing or other legally required carbon taxation or penalties. We have made a voluntary adherence to the Paris Accord international agreement for climate action and we have developed and adopted the principle of Design for Sustainability ("DfS") and Carbon Transparency to catalyze reductions in our corporate carbon footprint, uptake of renewable power and materials and our journey to net zero. With our annual Sustainability Report and Carbon Disclosure Project reports, we report progress, risks and opportunities around climate and carbon.

Our operations, supply chain and our products are expected to become increasingly subject to federal, state, local and foreign laws, regulations and international treaties relating to climate change, such as climate disclosure, carbon pricing or product energy efficiency requirements, requiring us to comply or potentially face market access limitations or other sanctions including fines. We strive to continually improve the energy and carbon efficiency of our operations, supply chain and product portfolio through our DfS deployment during product development. We are committed to carbon transparency through product carbon footprint labeling and ensuring that the consumer is engaged and aware of the impact of their purchase. We believe that this consumer centric approach is fundamental in moving towards a more sustainable future and we are collaborating with industry and business groups to find and promote ways to achieve broader adoption of this approach.

Logitech International S.A. | Fiscal 2023 Form 10-K | 10

Energy: A number of our products are subject to various federal, state, local and foreign laws governing energy management or encouraging manufacturers and importers to produce products designed to minimize overall environmental impact.

The effects on Logitech's business of complying with these environmental regulations currently are limited to the cost of agency fees and testing required to obtain agency approvals. The costs and schedule requirements are industry requirements and therefore do not represent an undue burden relative to Logitech's competitive position.
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
Human Capital Resources
Employees
Our human capital resources include persons employed directly by us or indirectly through contingent workforce arrangements. As of March 31, 2023, we employed approximately 7,400 persons, of which approximately 2,400 were employed, directly and indirectly, in our Suzhou manufacturing operations. None of Logitech's U.S. direct employees are represented by a labor union or are subject to a collective bargaining agreement. Certain other countries, such as China, provide by law for employee rights, which include requirements similar to collective bargaining agreements. We believe that our employee relations are good.
We rely on different programs and initiatives to support our goals. Some of our key human capital management programs are summarized below.
Diversity and Inclusion

We believe that reflecting the diverse world in which we live - through our people and by fostering an inclusive culture - provides us with the foundation needed to create experiences that enable all people to pursue their passions, which is our corporate purpose. Our direct employees are located across Americas, EMEA and Asia-Pacific and bring a range of perspectives and skills to Logitech. As of March 31, 2023, 46% of our office employees were located in Asia-Pacific, 30% in the Americas, and 24% in EMEA. As of March 31, 2023, females represented 38% of our global office employees, 36% of our manufacturing workforce, and 34% were in managerial roles. In the U.S., underrepresented minorities (defined as Black or African American, Asian, Hispanic or Latino, American Indian or Alaska Native, and Native Hawaiian or Other Pacific Islander) represented 47% of our workforce, and 44% were in managerial roles.

To foster a more inclusive environment, we offer training sessions to emphasize awareness of self, bias and privilege, and inclusion. In addition, to measure our employees’ satisfaction at Logitech, we distribute a bi-annual employee engagement survey. Most recently, we conducted a survey in December 2022, in which 85% of our global office employees participated. As part of the survey, employees provided weighted feedback on their experience at Logitech, on measures such as happiness, retention and their perspective on our current state of workplace inclusivity at Logitech.

Logitech International S.A. | Fiscal 2023 Form 10-K | 11

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
Information About Our Executive Officers. The following sets forth certain information regarding our executive officers as of May 17, 2023:

Name	Age	Nationality	Position
Bracken Darrell	60	U.S.	President, Chief Executive Officer and Director
Charles Boynton	55	U.S.	Chief Financial Officer
Prakash Arunkundrum	48	U.S.	Chief Operating Officer
Samantha Harnett	47	U.S.	Chief Legal Officer and Corporate Secretary
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
Charles Boynton joined Logitech as Chief Financial Officer in February 2023. Prior to joining Logitech, Mr. Boynton served as the Executive Vice President, Chief Financial Officer of Plantronics, Inc. (dba Poly), a technology company specializing in video and video solutions as well as team collaboration, from March 2019 to October 2022. Prior to joining Poly, Mr. Boynton served as Executive Vice President and Chief Financial Officer of SunPower Corporation, a global energy company and provider of solar power solutions, from March 2012 to May 2018, and continued as an Executive Vice President until July 2018. Mr. Boynton also served as the Chairman and Chief Executive Officer of 8point3 General Partner LLC, the general partner of 8point3 Energy Partners LP, an affiliate of SunPower, from March 2015 to June 2018. From 2010 to 2018, Mr. Boynton held various leadership positions at SunPower, including Principal Accounting Officer, Acting Chief Financial Officer and Vice President, Finance and Corporate Development. Earlier in his career, Mr. Boynton held key financial positions at Intelliden, Commerce One, Inc., Kraft Foods, Inc., and Grant Thornton, LLP. Mr. Boynton currently serves on the Board of Directors of Nextracker Inc. Mr. Boynton earned his master’s degree in business administration at the Kellogg School of Management at Northwestern University and holds a Bachelor of Science degree in Accounting from the Kelley School of Business at Indiana University Bloomington.
Prakash Arunkundrum is Logitech’s Chief Operating Officer, a position he has held since February 2023. He was previously Logitech's Head of Global Operations & Sustainability, a role he held from May 2018. He joined Logitech in 2015 and held operations positions as Vice President New Product Introductions & Strategic Initiatives from August 2015 to July 2016 and Vice President Global Sourcing and New Product Introductions from July 2016 to May 2018. Prior to joining Logitech, Mr. Arunkundrum was a Principal at A.T. Kearney, a global management
Logitech International S.A. | Fiscal 2023 Form 10-K | 12

consulting firm, from July 2014 to August 2015. He also served as Director, Management Consulting at PricewaterhouseCoopers, a multinational professional services network of firms, from September 2011 to July 2014 and Principal at PRTM Management Consultants LLC, a management consulting firm acquired by PricewaterhouseCoopers, from March 2010 to September 2011. Prior to his management consulting roles, Mr. Arunkundrum held several management positions at i2 Technologies, a supply chain management company acquired by JDA Software, from March 2007 to February 2010. Early in his career, he held product management positions at supply chain startups and i2 Technologies. Mr. Arunkundrum holds a BTech degree in Chemical Engineering from Central ElectroChemical Research Institute ("CECRI") in Karaikudi, India and a Master of Science in Materials Engineering from University of Maryland at College Park.
Samantha Harnett joined Logitech as General Counsel in June 2020 and became Chief Legal Officer in April 2023. Prior to joining Logitech, Ms. Harnett served in various legal and management roles at Eventbrite, Inc., a global self-service ticketing and experience technology platform, most recently as Chief Legal and Operations Officer from October 2019 to June 2020. While at Eventbrite, she also served as Senior Vice President, General Counsel from May 2018 to October 2019 and Vice President, General Counsel from November 2015 to May 2018. From March 2005 to November 2015, Ms. Harnett served in various positions at ZipRealty, Inc., a real estate technology and online brokerage company, including most recently as General Counsel and Senior Vice President of Business Development from October 2009 to November 2015. She also served as an associate at Wilson Sonsini Goodrich and Rosati, P.C. Ms. Harnett holds a BA degree from California State University, Chico and a JD from Santa Clara University School of Law.
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
In addition, Logitech publishes press releases upon the occurrence of significant events within Logitech. Shareholders and members of the public may elect to receive alerts when Logitech issues press releases upon the occurrence of significant events within Logitech or other press releases by subscribing through
http://ir.logitech.com/alerts.cfm.
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
Logitech International S.A. | Fiscal 2023 Form 10-K | 13

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

•If we do not successfully execute on our growth opportunities, or if our growth opportunities are more limited than we expect, our operating results and future growth could be adversely affected.

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

•If we do not successfully coordinate the worldwide manufacturing and distribution of our products, we could lose sales and our business and operating results could be adversely affected.

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

•Our business depends in part on access to third-party platforms or technologies, and if access thereto is withdrawn, denied, or is not available on terms acceptable to us, or if the platforms or technologies change without notice to us, our business and operating results could be adversely affected.

•Our success largely depends on our ability to manage, hire, retain, integrate and motivate sufficient numbers of qualified personnel, including senior leadership. Our strategy and our ability to innovate, design
Logitech International S.A. | Fiscal 2023 Form 10-K | 14

and produce new products, sell products, maintain operating margins and control expenses depend on key personnel that may be difficult to replace.

•As we focus on growth opportunities, we are divesting or discontinuing non-strategic product categories, or pursuing strategic acquisitions and investments, which could have an adverse impact on our business.

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

•We are subject to risks related to our environmental, social and governance ("ESG") activities and disclosures.

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

•We maintain cash and cash equivalents at financial institutions and are exposed to credit risk in the event of default by such financial institutions.

Risks Related to Confidential Information, Cybersecurity, Privacy, and Intellectual Property

•Losses or unauthorized access to or releases of confidential information could adversely affect our business and result in significant reputational, financial and legal consequences.

•The collection, storage, transmission, use and distribution of personal data could give rise to liabilities and additional costs of operation as a result of laws, governmental regulation and risks of data breaches and security incidents.

•Claims by others that we infringe their proprietary technology could adversely affect our business.

Logitech International S.A. | Fiscal 2023 Form 10-K | 15

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

•We cannot ensure that our share repurchase programs will be fully utilized or that it will enhance long-term shareholder value. Share repurchases may also increase the volatility of the trading price of our shares. We similarly cannot ensure that we will continue to increase our dividend payments or to pay dividends at all. Share repurchases and dividends diminish our cash reserves.

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
Logitech International S.A. | Fiscal 2023 Form 10-K | 16

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

If we do not successfully execute on our growth opportunities, or if our growth opportunities are more limited than we expect, our operating results and future growth could be adversely affected.

Our future growth depends on growth opportunities and as a result, we are attempting to diversify our product category portfolio. Our investments may not result in the growth we expect, or when we expect it, for a variety of reasons, including but not limited to, changes in growth trends, evolving and changing markets and increasing competition, market opportunities, and product innovation.

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

Logitech International S.A. | Fiscal 2023 Form 10-K | 17

Our principal manufacturing operations and third-party contract manufacturers are located in China and Southeast Asia, which exposes us to risks associated with doing business in that geographic area as well as potential tariffs, adverse trade regulations, adverse tax consequences and pressure to move or diversify our manufacturing locations.

We produce approximately 40% of our products at the facilities we own in China. The majority of our other production is performed by third-party contract manufacturers, including original design manufacturers, in China, Taiwan, Hong Kong, Malaysia, Thailand, Mexico, and Vietnam.

Our manufacturing operations in China have been in the past and could in the future be adversely affected by the COVID-19 pandemic, changes in the interpretation and enforcement of legal standards, strains on China’s available labor pool, changes in labor costs and other employment dynamics, high turnover among Chinese employees, infrastructure issues, import-export issues, cross-border intellectual property and technology restrictions, currency transfer restrictions, natural disasters, regional or global pandemics, conflicts or disagreements between China and Taiwan or China and the United States, labor unrest, and other trade customs and practices that are dissimilar to those in the United States and Europe. Interpretation and enforcement of China’s laws and regulations continue to evolve, and we expect differences in interpretation and enforcement to continue in the foreseeable future.

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

If we do not successfully coordinate the worldwide manufacturing and distribution of our products, we could lose sales and our business and operating results could be adversely affected.

If we do not successfully coordinate the timely manufacturing and distribution of our products, if our manufacturers, distribution logistics providers or transport providers are not able to successfully and timely process our business or if we do not receive timely and accurate information from such providers, and especially if we expand into new product categories or our business grows in volume, we may have an insufficient supply of products to meet customer demand or experience a build-up in inventory. As a result, we could lose sales or incur additional costs which could adversely affect our financial performance.

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
Logitech International S.A. | Fiscal 2023 Form 10-K | 18

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

The industry in which we operate is intensely competitive. Most of our product categories are characterized by large, well-financed competitors with strong brand names and highly effective research and development, marketing and sales capabilities, short product life cycles, continual performance enhancements, and rapid adoption of technological and product advancements by competitors in our product markets. We also experience aggressive price competition and other promotional activities from our primary competitors and from less-established brands, including brands owned by retail customers known as house brands. As we shift the focus of our marketing efforts in certain categories from a push model to a demand-generating pull model, the pressures from this competition and from our distribution channels, combined with the implementation risks of such a strategy shift, could adversely affect our competitive position, market share and business. In addition, our competitors may offer customers terms and conditions that may be more favorable than our terms and conditions and may require us to take actions to maintain or increase our customer incentive programs, which could impact our revenues and operating margins.

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

While our overall distribution relationships are diffuse, in fiscal year 2023 and 2022 our gross sales were concentrated with three customers - Amazon Inc., Ingram Micro and TD Synnex - and their affiliated entities. We do not have long-term commitments with those customers. If online sales grow as a percentage of overall sales, we expect that we will become even more reliant on Amazon. While we believe that we have good relationships with Amazon, Ingram Micro and TD Synnex, any adverse change in those relationships could have an adverse impact on our results of operations and financial condition.

The impact of economic conditions, labor issues, natural disasters, regional or global pandemics, evolving consumer preferences, and purchasing patterns on our distribution partners, or competition between our sales channels, could result in sales channel disruption. Any loss of a major partner or distribution channel or other
Logitech International S.A. | Fiscal 2023 Form 10-K | 19

channel disruption could make us more dependent on alternate channels, increase pricing and promotional pressures from other partners and distribution channels, increase our marketing costs, or adversely impact buying and inventory patterns, payment terms or other contractual terms, sell-through or delivery of our products to consumers, our reputation and brand equity, or our market share.

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

As we expand into new product categories and markets in pursuit of growth, we will have to build relationships with new channel partners and adapt to new distribution and marketing models. These new partners, practices and models may require significant management attention and operational resources and may affect our accounting, including revenue recognition, gross margins, and the ability to make comparisons from period to period. Certain product categories, such as Video Collaboration, also require that we further build and scale our own enterprise sales force. Several of our competitors already have large enterprise sales forces and experience and success with that sales model. If we are unable to build successful distribution channels, build and scale our own enterprise sales force, or successfully market our products in these new product categories, we may not be able to take advantage of the growth opportunities, and our business and our ability to grow our business could be adversely affected.

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

Logitech International S.A. | Fiscal 2023 Form 10-K | 20

In addition, market demand remains less predictable and more volatile than pre-COVID-19, partially due to the current macroeconomic and geopolitical conditions. As a result, we have experienced in the past and may continue experiencing large differences between our forecasts and actual demand for our products that may result in excess inventory or product unavailability, inventory and restructuring reserves, increases in operational logistics and other costs, damaged relationships with suppliers or customers, opportunities for our competitors, and lost market share and revenue. If we do not accurately predict product demand, our business and operating results could be adversely affected.

Our business depends in part on access to third-party platforms or technologies, and if access thereto is withdrawn, denied, or is not available on terms acceptable to us, or if the platforms or technologies change without notice to us, our business and operating results could be adversely affected.

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

Our success largely depends on our ability to manage, hire, retain, integrate and motivate sufficient numbers of qualified personnel, including senior leadership. Our strategy and our ability to innovate, design and produce new products, sell products, maintain operating margins and control expenses depend on key personnel that may be difficult to replace.

Our success depends on our ability to attract and retain highly skilled personnel, including senior leadership and international personnel. From time to time, we experience turnover in some of our senior leadership positions.

We compensate our employees through a combination of salary, bonuses, benefits and equity compensation. Recruiting and retaining skilled personnel, including software and hardware engineers, is highly competitive. If we fail to provide an attractive working environment and competitive compensation to our employees, it will be difficult to retain, hire and integrate qualified employees and contractors, and we may not be able to maintain and expand our business. If we do not retain or maintain the continuity of our senior leaders or other key employees for any reason, including voluntary or involuntary departure, death or permanent or temporary disability, we risk losing institutional knowledge, experience, expertise and other benefits of continuity as well as the ability to attract and retain other key employees. In addition, we must carefully balance the size of our employee base with our current infrastructure, management resources and anticipated operating cash flows. If we are unable to manage the size of our employee base, including but not limited to our engineers, product managers and designers and other functions, we may fail to achieve our strategic and operational goals, including developing and introducing new products successfully and in a cost-effective and timely manner. If our revenue growth or employee levels vary significantly, our operating cash flows and financial condition could be adversely affected. Volatility or lack of positive performance in our stock price may also affect our ability to retain key employees, many of whom have been granted equity incentives. We may find it difficult to provide competitive equity incentives, and our ability to hire, retain and motivate key personnel may suffer.

Logitech International S.A. | Fiscal 2023 Form 10-K | 21

As we focus on growth opportunities, we are divesting or discontinuing non-strategic product categories, or pursuing strategic acquisitions and investments, which could have an adverse impact on our business.

We regularly review our product portfolio and update our non-strategic product categories and products. Discontinuing products with service components may cause us to continue to incur expenses to maintain services within the product life cycle or may adversely affect our customer and consumer relationships and brand. Divestitures may also involve warranties, indemnification or covenants that could restrict our business or result in litigation, additional expenses or liabilities. In addition, discontinuing product categories, even categories that we consider non-strategic, reduces the size and diversification of our business and causes us to be more dependent on a smaller number of product categories.

As we attempt to grow our business in strategic product categories and emerging market geographies, we evaluate acquisition opportunities that could provide us with additional product or service offerings or with additional industry expertise, assets and capabilities. Acquisitions could result in difficulties integrating acquired operations, products, technology, internal controls, personnel and management teams and result in the diversion of capital and management’s attention away from other business issues and opportunities. If we fail to successfully integrate acquisitions, our business could be harmed. Acquisitions could also result in the assumption of known and unknown liabilities, product, regulatory and other compliance issues, dilutive issuances of our equity securities, the incurrence of debt, disputes over earn-outs or other litigation, and adverse effects on relationships with our and our target’s employees, customers and suppliers. Moreover, our acquisitions may not be successful in achieving our desired strategy, product, financial or other objectives or expectations, which would also cause our business to suffer.

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

Our ability to achieve the desired and anticipated cost savings and other benefits from simplification, cost-cutting and restructuring activities, and within our desired and expected timeframes, are subject to many estimates and assumptions, and the actual savings and timing for those savings may vary materially based on factors such as local labor regulations, negotiations with third parties, and operational requirements. These estimates and assumptions are also subject to significant economic, competitive and other uncertainties, some of which are beyond our control. There can be no assurance that we will fully realize the desired and anticipated benefits from these activities. To the extent that we are unable to improve our operational efficiency, further restructuring measures may be required in the future. Furthermore, we are expecting to be able to use the anticipated cost savings from these activities to fund and support our current growth opportunities and incremental investments for future growth. If the cost-savings and other benefits from restructuring activities do not materialize as anticipated, or within our expected timeframes, our ability to invest in growth may be limited and our business and operating results may be adversely affected.

Product quality issues could adversely affect our reputation, business and operating results.

The products that we sell or third-party components included therein could contain defects in design or manufacture. There can be no assurance we will be able to detect and remedy all defects in the hardware and software we sell. Failure to do so could result in product recalls, product liability claims and litigation, product redesign efforts, lost revenue, loss of reputation, and significant warranty and other expenses to remedy.

Logitech International S.A. | Fiscal 2023 Form 10-K | 22

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

We conduct operations internationally and as a result, adverse global and regional economic and geopolitical conditions have in the past and can in the future materially adversely affect our business, results of operations and financial condition.

Such conditions, including but not limited to inflation, slower growth or recession, new or increased tariffs, trade restrictions, changes to fiscal and monetary policy, higher interest rates and currency fluctuations, and other conditions that are susceptible to impact consumer confidence and spending could adversely affect demand for our products. In fiscal year 2023, we were impacted by adverse macroeconomic and geopolitical conditions including but not limited to inflation, foreign currency fluctuations, and slowdown of economic activity around the world, in part due to changes in interest rates, and lower consumer and enterprise spending. In addition, the war in Ukraine increased global supply chain, logistics, and inflationary challenges. In the fourth quarter of fiscal year 2022, we indefinitely ceased all sales and shipments to Russia. Our sales in Ukraine have also been halted due to the ongoing military operations on the Ukrainian territory. We had no revenues from Russia and Ukraine in fiscal year 2023.

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

•Exposure to political, economic and financial instability, including due to the uncertainty associated with the ongoing sovereign debt issues in certain Euro zone countries, which may lead to reduced sales, currency exchange losses and collection difficulties or other losses;

Logitech International S.A. | Fiscal 2023 Form 10-K | 23

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

In recent years, the U.S. government has instituted or proposed changes to international trade policy through the renegotiation, and potential termination, of certain existing bilateral or multilateral trade agreements and treaties with, and the imposition of tariffs on a wide range of products and other goods from, China, countries in EMEA and other countries. As previously disclosed, we have invested significantly in manufacturing facilities in China and Southeast Asia. Given our manufacturing principally in those countries, and our lack of manufacturing elsewhere, policy or regulations changes in the United States or other countries present particular risks for us. We are constantly evaluating our manufacturing footprint globally including beyond Asia.

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
Logitech International S.A. | Fiscal 2023 Form 10-K | 24

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

Our primary exposure to movements in currency exchange rates relates to non-U.S. Dollar-denominated sales and operating expenses worldwide. For fiscal year 2023, approximately 51% of our revenue was in non-U.S. denominated currencies. The weakening of currencies relative to the U.S. Dollar adversely affects the U.S. Dollar value of our non-U.S. Dollar-denominated sales and earnings. If we raise international pricing to compensate, it could potentially reduce demand for our products, adversely affecting our sales and potentially having an adverse impact on our market share. Margins on sales of our products in non-U.S. Dollar-denominated countries and on sales of products that include components obtained from suppliers in non-U.S. Dollar-denominated countries could be adversely affected by currency exchange rate fluctuations. In some circumstances, for competitive or other reasons, we may decide not to raise local prices to fully offset the U.S. Dollar’s strengthening, which would adversely affect the U.S. Dollar value of our non-U.S. Dollar-denominated sales and earnings. Competitive conditions in the markets in which we operate may also limit our ability to increase prices in the event of fluctuations in currency exchange rates. Conversely, strengthening of currency rates may also increase our product component costs and other expenses denominated in those currencies, adversely affecting operating results. We further note that a larger portion of our sales than of our expenses are denominated in non-U.S. denominated currencies.

We use derivative instruments to hedge certain exposures to fluctuations in currency exchange rates. The use of such hedging activities may not offset any, or more than a portion, of the adverse financial effects of unfavorable movements in currency exchange rates over the limited time the hedges are in place and do not protect us from long term shifts in currency exchange rates.

As a result, fluctuations in currency exchange rates could affect and have in the past adversely affected our business, operating results and financial condition. Moreover, these exposures may change over time.

Logitech International S.A. | Fiscal 2023 Form 10-K | 25

We are subject to risks related to our environmental, social and governance ("ESG") activities and disclosures.

Concerns over climate change have resulted and may in the future result in new or additional legal, legislative and regulatory requirements to reduce or mitigate the effects of climate change on the environment, which could result in future tax, transportation and other cost increases that could adversely affect our business. Compliance with such requirements will also require additional expenditures by us or our suppliers, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

As a Swiss company with shares listed on both the SIX Swiss Exchange and the Nasdaq Global Select Market, we are also subject to both Swiss and United States corporate governance and securities laws and regulations. In addition to the extra costs and regulatory burdens of our dual regulatory obligations, the two regulatory regimes may not always be compatible and may impose disclosure obligations, operating restrictions or tax effects on our business to which our competitors and other companies are not subject. For example, on January 1, 2023, subject to certain transitional provisions, the revised Swiss Corporate Law incorporating the Swiss Federal Council Ordinance Against Excessive Compensation at Public Companies, became effective. The revised Swiss Corporate Law among other things, (a) requires a binding shareholder “say on pay” vote with respect to the compensation of members of our executive management and Board of Directors, (b) generally prohibits the making of severance, advance, transaction premiums and similar payments to members of our executive management and Board of Directors, (c) imposes other restrictive compensation practices, and (d) requires that our articles of incorporation specify various compensation-related matters. Potential future initiatives relating to corporate governance or executive compensation, and Swiss voter sentiment in favor of such regulations may increase our non-operating costs and adversely affect our ability to attract and retain executive management and members of our Board of Directors.

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

Logitech International S.A. | Fiscal 2023 Form 10-K | 26

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

As a result of the Federal Act on the Tax Reform and AHV Financing (“TRAF”), the canton of Vaud in Switzerland, where we are incorporated, enacted tax reforms on March 10, 2020 that took effect as of January 1, 2020. As a result of the reform, Logitech will incur cash income taxes that will increase over time as the deferred income tax benefit established in connection with the reform diminishes. The canton’s tax authority is primarily delegated by the Swiss federal government and its implementation of TRAF in general or with respect to Logitech is subject to Swiss federal review and challenge. Implementation of any material change in tax laws or policies or the adoption of new interpretations of existing tax laws and rulings, or termination or replacement of our tax arrangements with the canton of Vaud, by Switzerland or the canton of Vaud could result in a higher effective income tax rate, or a decreased tax asset, a charge to earnings and an accelerated pace of increase in our effective income tax rate, or a combination of such impacts, on our worldwide earnings and any such change will adversely affect our net income. Changes in our effective income tax rate may also make it more difficult to compare our net income and earnings per share between periods.

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

We maintain cash and cash equivalents at financial institutions and are exposed to credit risk in the event of default by such financial institutions.

We maintain cash and cash equivalents with various creditworthy financial institutions and while we have a policy to limit exposure with any one financial institution, we are exposed to credit risk in the event of default by financial institutions to the extent that cash balances with individual financial institutions are in excess of amounts that are insured. If such institutions were to fail, we could lose all or a portion of amounts held in excess of such insurance limits. Any material loss that we may experience in the future as a result could additionally have an adverse effect on our ability to pay or could delay payments of our operational expenses and other payments, including in connection with our dividend, share repurchases, payments to our vendors and employees and cause other operational impacts.

Risks Related to Confidential Information, Cybersecurity, Privacy, and Intellectual Property

Losses or unauthorized access to or releases of confidential information could adversely affect our business and result in significant reputational, financial and legal consequences.

We use and store confidential information, including but not limited to our business, financial, legal and governance information, as well as personal information about our employees, members of our Board of Directors and customers. In addition, as a consumer electronics company, our websites are an important presentation of our company, identity and brands and an important means of interaction with and source of information for consumers
Logitech International S.A. | Fiscal 2023 Form 10-K | 27

of our products. We also rely on our centralized information technology systems for product-related information and to store intellectual property and data, forecast our business, maintain financial records, manage operations and inventory, and operate other critical functions. We allocate significant resources to maintain our information technology systems and deploy network security, data encryption, training and other measures to protect against unauthorized access or misuse.

Nevertheless, our websites and information technology systems have been and could continue to be subject to or threatened with, and are susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, structural or operational failures, computer viruses, ransomware and other malware, attacks by computer hackers and other third parties, employee error or malfeasance, phishing and other means of social engineering, other data security issues, telecommunication failures, user error, employee or contractor negligence or malfeasance, catastrophes, downtime due to system or software upgrades, integration or migration, or other foreseeable and unforeseen events. Such risks extend not only to our own products, services, systems and networks, but also to those of customers, suppliers, contractors, business partners, vendors, and other third parties, particularly as all parties increasingly digitize their operations. To date, we are not aware of any such disruptions or issues impacting our systems or products having resulted in security incidents with a material impact on us, individually or in the aggregate.

Moreover, there is an increased risk that we may experience security breaches or incidents as a result of our employees, service providers and third parties working remotely. In addition, our growth and increased frequency and sophistication of cyber and product security attacks may increase the likelihood of our becoming a target of complex and damaging attacks that substantially disrupt operations and expose sensitive data.

While we have developed and implemented security measures and processes designed to protect against cyber and other security threats, such measures cannot provide absolute security and may not be successful in preventing future security breaches. Moreover, we may need to implement additional protective measures to reduce the risk of potential security breaches and security incidents, which could cause us to incur significant additional expenses.

Security incidents or breaches impacting the information we or our third-party service providers process or maintain, or our products, websites or information technology systems may result in loss, unavailability, corruption, or unauthorized collection, use, disclosure or other processing of personal data and other confidential information that we and our service providers maintain and otherwise process. Any such incidents or breaches, or the belief or perception that any such matters have occurred could result in disruptions of our operations, loss of intellectual property and loss, corruption, unavailability or other unauthorized processing of data. Any such event could also damage our brand and reputation or otherwise harm our business, and could result in government enforcement actions, litigation and potential liability for us. Any of these may adversely affect our business, results of operations and financial condition, potentially in a material manner.

In addition, while we carry cyber insurance, we cannot be certain that our insurance will be sufficient to cover losses and liabilities resulting from cyberattacks, security breaches and incidents, or other interruptions, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim, any of which could have a material adverse effect on our business, including our financial condition, results of operations and reputation.

The collection, storage, transmission, use and distribution of personal data could give rise to liabilities and additional costs of operation as a result of laws, governmental regulation and risks of data breaches and security incidents.

In connection with our operations, we collect and otherwise process personal data, including that of our consumers. The processing of this information is increasingly subject to legislation, regulations and enforcement in numerous jurisdictions around the world. Global data privacy regulation is increasingly fragmented, with increasing enforcement efforts and penalties. Such fragmentation requires more complex and costly compliance structures, while heightened enforcement increases the cost and reputational risk associated with even minor compliance errors. For example, the General Data Protection Regulation ("GDPR"), which is applicable to us and to all companies processing data of people in the European Union, imposes significant fines and sanctions for violation of the Regulation. Compliance with the GDPR's international transfer rules has been made more difficult by the invalidation of the European Union-U.S. Privacy Shield and we are now required to put in place additional privacy
Logitech International S.A. | Fiscal 2023 Form 10-K | 28

protective measures for transfer of data of people in the European Union to certain countries outside of the European Economic Area. In the United States, several states have adopted broad privacy laws. Such laws and regulations are typically intended to protect the privacy and security of personal information and its collection, storage, transmission, use, disclosure and other processing. For example, California has enacted the California Consumer Privacy Act (the “CCPA”), which, among other things, requires covered companies to provide disclosures to California consumers and afford such consumers abilities to opt-out of certain sales of personal information. Additionally, the California Privacy Rights Act (the “CPRA”), was approved by California voters in November 2020. The CPRA significantly modifies the CCPA and has made compliance more uncertain and complex. Additionally, other U.S. states continue to propose, and in certain cases adopt, privacy-focused legislation. Other laws and regulations may follow, at state and federal levels.

In addition, because various jurisdictions have different laws and regulations concerning the use, storage, transmission and other processing of such information, we may face requirements that pose compliance challenges in existing markets as well as new international markets that we seek to enter. The collection and processing of personal data also heightens the risk of security breaches and other data security issues related to our IT systems and the systems of third-party data storage and other service and IT providers. Such laws and regulations, variation between jurisdictions and risks presented by our processing of personal data could limit our ability to use data and develop new features and services, subject us to increased costs, require allocation of additional resources and changes to our policies and practices, which may be difficult to achieve in a commercially reasonable manner or at all. Any actual or perceived failure by us to comply with these laws, regulations, or other actual or asserted obligations relating to privacy or the collection, use or other processing of personal data may lead to significant fines, penalties, regulatory investigations, lawsuits, significant costs for remediation, damage to our reputation, or other liabilities, all of which could adversely affect our business.

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
Logitech International S.A. | Fiscal 2023 Form 10-K | 29

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

•Our sales are impacted by consumer demand and current and future global economic and political conditions, including inflation, foreign currency fluctuations, slowdown of economic activity around the world, in part due to rising interest rates, and lower consumer and enterprise spending, trade restrictions and tariffs, and can, therefore, fluctuate abruptly and significantly during periods of uncertain economic conditions or geographic distress, as well as from shifts in distributor inventory practices and consumer buying patterns.

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

•The COVID-19 pandemic has led to evolving changes in our supply, operations, logistics and related expenses and use patterns and demand for certain of our products that may not recur or be sustainable in future periods.

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

Logitech International S.A. | Fiscal 2023 Form 10-K | 30

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

We cannot ensure that our share repurchase programs will be fully utilized or that it will enhance long-term shareholder value. Share repurchases may also increase the volatility of the trading price of our shares. We similarly cannot ensure that we will continue to increase our dividend payments or to pay dividends at all. Share repurchases and dividends diminish our cash reserves.

In July 2022, our Board of Directors approved a $500 million increase to our current 2020 repurchase program of our registered shares up to $1.5 billion. The Swiss Takeover Board approved this increase and it became effective on August 19, 2022. As of March 31, 2023, $505.8 million was available for repurchase under the 2020 repurchase program. We have also paid cash dividends and increased the size of our dividend, each year since fiscal year 2013. Our share repurchase programs and dividend policy may be affected by many factors, including general business and economic conditions, our financial condition and operating results, our views on potential future capital requirements, restrictions imposed in any future debt agreements, the emergence of alternative investment or acquisition opportunities, changes in our business strategy, legal requirements, changes in tax laws, and other factors. Our share repurchase programs do not obligate us to repurchase all or any of the dollar value of shares authorized for repurchase. The programs could also increase the volatility of the trading price of our shares. Similarly, we are not obligated to pay dividends on our registered shares. Under Swiss law, we may only pay dividends upon the approval of a majority of our shareholders, which is under the discretion of and generally follows a recommendation by our Board of Directors that such a dividend is in the best interests of our shareholders. There can be no assurance that our Board of Directors will continue to recommend, or that our shareholders will approve, dividend increases or any dividend at all. If we do not pay a regular dividend, we may lose the interest of investors that focus their investments on dividend-paying companies, which could create downward pressure on our share price. Any announcement of termination or suspension of our share repurchase programs or dividend may result in a decrease in our share price. The share repurchase programs and payment of cash dividends could also diminish our cash reserves that may be needed for investments in our business, acquisitions or other purposes. Without dividends, the trading price of our shares must appreciate for investors to realize a gain on their investment.
Logitech International S.A. | Fiscal 2023 Form 10-K | 31

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Our headquarters is located in Lausanne, Switzerland, where we occupy approximately 50,500 square feet under a lease that expires in July 2025. Our principal corporate and administrative offices, which includes our headquarters in Lausanne, Switzerland, and future corporate offices in San Jose, California (in the process of being relocated from our current corporate offices in Newark, California) and corporate offices in Hsinchu, Taiwan, together make up approximately 250,000 square feet of leased space. Both our Lausanne, Switzerland headquarters and San Jose, California future location are designed to serve our research and development, product marketing, sales management, technical support and administrative functions. Our Hsinchu, Taiwan location serves our mechanical engineering, process engineering, manufacturing support, quality assurance, design, research and development, and administrative functions. We maintain marketing and channel support offices in approximately 80 locations and over 40 countries, with lease expiration dates from 2023 to 2033.
As of March 31, 2023, the majority of our properties are leased; however, we also own some of the manufacturing units and employee dormitories in Suzhou, China, from which we occupy approximately 720,000 square feet. We anticipate no difficulty in extending the leases of our facilities or obtaining comparable facilities in suitable locations. We also contract with various third-party distribution centers in North America, South America, Europe and Asia Pacific for additional warehouses in which we store inventory.

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
As a result of Regulation S-K disclosure requirements related to environmental proceedings to which the government is a party and such proceedings involve potential monetary sanctions, we selected the quantitative threshold of $1.0 million.
ITEM 4.    MINE SAFETY DISCLOSURES
None.
Logitech International S.A. | Fiscal 2023 Form 10-K | 32

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Logitech's shares are listed and traded on both the SIX Swiss Exchange, where the share price is denominated in Swiss francs, and on the Nasdaq Global Select Market, where the share price is denominated in U.S. Dollars. The trading symbol for Logitech shares is LOGN on the SIX Swiss Exchange and LOGI on the Nasdaq Global Select Market. As of May 3, 2023, there were 173,106,620 shares issued (including 14,368,910 shares held as treasury stock) held by 49,807 holders of record, and the closing price of our shares was CHF 55.40 ($61.89 based on exchange rates on such date) per share on the SIX Swiss Exchange and $62.68 per share as reported by the Nasdaq Global Select Market.
Dividends
Under Swiss law, a corporation may only pay dividends upon a vote of its shareholders. This vote typically follows the recommendation of the corporation's Board of Directors. In May 2023, the Board of Directors recommended that the Company increase the cash dividend per share for fiscal year 2023 by approximately CHF 0.10 per share to CHF 1.06 per share (approximately $1.16 per share based on the exchange rate on March 31, 2023). Based on our shares outstanding, net of treasury shares, as of March 31, 2023 (159,343,273 shares), this would result in an aggregate gross dividend of approximately CHF 168.9 million (approximately $184.2 million based on the exchange rate on March 31, 2023). This amount may vary based on the number of shares outstanding, net of treasury shares, as of the record date for the dividend, but will not exceed approximately CHF 183.5 million (based on our shares currently issued or 173,106,620 shares). This recommendation will be voted on by our shareholders at the Company’s 2023 Annual General Meeting.
On September 14, 2022, Logitech's shareholders approved a cash dividend payment of CHF 0.96 per share out of retained earnings to Logitech's shareholders who owned shares on September 27, 2022. Eligible shareholders were paid CHF 0.96 per share ($0.98 per share in U.S. Dollars based on the exchange rate on the date of payment), totaling $158.7 million in U.S. Dollars on September 28, 2022.
On September 8, 2021, Logitech's shareholders approved a cash dividend payment of CHF 147.0 million out of retained earnings to Logitech shareholders who owned shares on September 21, 2021. Eligible shareholders were paid CHF 0.87 per share ($0.95 per share in U.S. Dollars), totaling $159.4 million in U.S. Dollars on September 22, 2021.
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
Logitech International S.A. | Fiscal 2023 Form 10-K | 33

Share Repurchases
In fiscal year 2023, the following approved share repurchase program was in place (in thousands):

Share Repurchase Program	Approved Shares	Approved Amounts (1)
May 2020	17,311	$1,500,000
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
The following tables present certain information related to purchases made by Logitech of its equity securities under its publicly announced share repurchase programs (in thousands, except per share amounts):

		Weighted Average Price Per Share		Remaining Amount that May Yet Be Repurchased under the Program
During Fiscal Year Ended	Shares Repurchased(1)	CHF (LOGN)	USD (LOGI)
March 31, 2021	1,845	81.35	89.20	$85,382
March 31, 2022	4,607	82.15	89.36	$423,696
March 31, 2023	7,562	52.94	55.25	$505,844
(1) In fiscal year 2021, 2022 and 2023, the number of shares repurchased on the SIX was 1.0 million, 3.9 million, and 7.4 million, respectively, and the number of shares repurchased on NASDAQ was 0.9 million, 0.7 million, and 0.2 million, respectively.

	Total Number of Shares Repurchased	Weighted Average Price Paid Per Share		Remaining Amount that May Yet Be Repurchased under the Program
During the three months ended March 31, 2023		CHF (LOGN)	USD (LOGI)
Month 1
January 1, 2023 to January 27, 2023
SIX	644	55.24	—	$557,808
Month 2
January 28, 2023 to February 24, 2023
SIX	202	53.61	—	546,102
Nasdaq	54		59.00	542,904
Month 3
February 24, 2023 to March 31, 2023
SIX	695	49.11	—	505,844
	1,595	52.33	56.68	$505,844
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
Logitech International S.A. | Fiscal 2023 Form 10-K | 34

The following graph compares the cumulative total stockholder return on our shares, the Nasdaq Composite Index, and the S&P 500 Information and Technology Index. The graph assumes that $100 was invested in our LOGI shares, the Nasdaq Composite Index and the S&P 500 Information and Technology Index on March 31, 2018 and calculates the annual return through March 31, 2023. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Comparison of 5 year cumulative total return*
$400
$300
$200
$100
$0
03/18
03/19
03/20
03/21
03/22
03/23
Logitech
Nasdaq Composite Index
S&P 500 Information and Technology Index

________________________________________

*$100 invested on March 31, 2018, in stock or index, including reinvestment of dividends.
Fiscal year ending March 31.
Copyright© 2023 Standard & Poor's, Inc. Used with permission. All rights reserved.

	March 31,
	2018	2019	2020	2021	2022	2023
Logitech	$100	$109	$121	$298	$212	$171
Nasdaq Composite Index	$100	$111	$111	$193	$209	$181
S&P 500 Information and Technology Index	$100	$115	$127	$212	$257	$245

ITEM 6. (Reserved)

Logitech International S.A. | Fiscal 2023 Form 10-K | 35

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
Overview of Our Company
Logitech’s mission is to help all people pursue their passions in a way that is good for people and the planet. We design, manufacture, and sell products that help businesses thrive and bring people together when working, creating, gaming and streaming. We sell these products through a number of brands: Logitech, Logitech G (including ASTRO Gaming, Streamlabs, and Blue Microphones) and Ultimate Ears.
Our products address primarily four large market opportunities: Creativity & Productivity, Gaming, Video Collaboration and Music. We sell our products to a broad network of international customers, including direct sales to retailers, e-tailers, and end consumers through our e-commerce platform, and indirect sales to end customers through distributors.
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
Impacts of Macroeconomic and Geopolitical Conditions on our Business
In fiscal year 2023, our business was impacted by adverse macroeconomic and geopolitical conditions. These conditions included inflation, foreign currency fluctuations, and slowdown of economic activity around the world, in part due to rising interest rates, and lower consumer and enterprise spending. In addition, the war in Ukraine resulted in global supply chain, logistics, and inflationary challenges. We had no revenue in Russia and Ukraine in fiscal year 2023 as we have indefinitely ceased all sales and shipments to Russia and sales in Ukraine have also been halted due to the ongoing military operations on the Ukrainian territory.
The global and regional economic and political conditions adversely affect demand for our products. These conditions also had an impact on our suppliers, contract manufacturers, logistics providers, and distributors, causing volatility in cost of materials and shipping and transportation rates, and as a result, impacting the pricing of our products.
For additional information, see "Liquidity and Capital Resources" below and Item 1A "Risk Factors," including under the caption "Adverse global and regional economic and geopolitical conditions can materially adversely affect our business, results of operations and financial condition," “We purchase key components and products from a limited number of sources, and our business and operating results could be adversely affected if supply were delayed or constrained or if there were shortages of required components,” “Our principal manufacturing operations and third-party contract manufacturers are located in China and Southeast Asia, which exposes us to risks associated with doing business in that geographic area as well as potential tariffs, adverse trade regulations, adverse tax consequences and pressure to move or diversify our manufacturing locations,” “If we do not accurately forecast market demand for our products, our business and operating results could be adversely affected,” and "If we do not successfully coordinate the worldwide manufacturing and distribution of our products, we could lose sales and our business and operating results could be adversely affected.”
Trends and Uncertainties
Several long-term secular-trends offer long-term structural growth opportunities across Logitech’s product portfolio, including work and learn from anywhere (hybrid work), video everywhere, the rise of social gaming for participants and spectators, and the democratization of digital content creation. We design, create and sell products that benefit from these secular trends. The culture of hybrid work and learn provides an opportunity to equip meeting rooms, classrooms and personal workspaces, at home or in the office. It also provides an opportunity for increased commercial and consumer adoption of video conferencing. Our video collaboration products are compatible with a variety of video conference platforms, including Zoom, Microsoft Teams, Google Meet, etc. Moving from work to play, Logitech gaming and streaming products benefit from social gaming which continues to
Logitech International S.A. | Fiscal 2023 Form 10-K | 36

gain popularity through online gaming, multi-platform experiences and esports. In addition, the democratization of digital content creation presents an opportunity for anyone to be a content creator because of the accessibility of the tools necessary to code, design, create, make music, game or broadcast to professional standards.
While we believe we will further benefit from these secular trends, we have experienced and will continue to experience challenges that impact our business and financial results. These challenges include (i) the current macroeconomic environment, including interest rate fluctuations, inflation, foreign exchange movements and low economic growth in certain regions, (ii) low consumer confidence and recent declines in enterprise spending leading to reduced demand for some of our products, (iii) the uncertainty in strategy and timing of enterprises’ “return-to-office” impacting demand for our Video Collaboration and Creativity & Productivity products, and (iv) the timing of further development of our business-to-business go-to-market capabilities.
We expect these challenges to continue in the near-term. We have taken steps to mitigate the impact of these challenges, including but not limited to: (i) reduction in our operating expenses as revenues have declined in order to maintain margins and size the business for the current market, (ii) reduction in inventories to more appropriately align with demand, (iii) continued investment in our business-to-business direct sales channel in order to improve performance, and (iv) release of new products to increase the value proposition of our portfolio.
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
Summary of Financial Results
Our total sales for fiscal year 2023 decreased 17%, compared to fiscal year 2022, primarily driven by a decline in sales of all of our product categories as a result of lower demand and unfavorable changes in currency exchange rates.
Sales for fiscal year 2023 decreased 25%, 17% and 9% in the EMEA, Americas and Asia Pacific regions, respectively, compared to fiscal year 2022.
Gross margin for fiscal year 2023 decreased by 340 basis points to 37.9%, compared to fiscal year 2022, primarily due to inflationary pressure on costs and unfavorable impacts from changes in currency exchange rates, partially offset by a reduction in our use of expedited shipping.
Operating expenses for fiscal year 2023 were $1,261.0 million, or 27.8% of sales, compared to $1,489.0 million, or 27.2% of sales, for fiscal year 2022. The decrease in operating expenses was primarily driven by a reduction in marketing and advertising spend.
Included in the income tax provision of $98.9 million and $131.3 million in fiscal year 2023 and 2022 was $48.3 million and $88.7 million, respectively, of tax expense from Switzerland.
Net income for fiscal year 2023 was $364.6 million, compared to $644.5 million for fiscal year 2022, reflecting lower sales and gross margin, partially offset by a reduction in operating expenses.
Critical Accounting Estimates
The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make assumptions, judgments, and estimates that affect reported amounts of assets, liabilities, sales and expenses, and the disclosure of contingent assets and liabilities.
Logitech International S.A. | Fiscal 2023 Form 10-K | 37

We consider an accounting estimate critical if it: (i) requires management to make judgments and estimates about matters that are inherently uncertain; and (ii) is important to an understanding of our financial condition and operating results.
We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Although these assumptions, judgments, and estimates are based on management's best knowledge of current events and actions that may impact us in the future, actual results could differ. Management has discussed the development, selection and disclosure of these critical accounting estimates with the Audit Committee of the Board of Directors.
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
Logitech International S.A. | Fiscal 2023 Form 10-K | 38

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
Inflation Reduction Act in the U.S.
On August 16, 2022, the “Inflation Reduction Act” (H.R. 5376) ("IRA") was signed into law in the U.S. The IRA establishes a new corporate alternative minimum tax based on financial statement income adjusted for certain items. The new minimum tax is effective for tax years beginning after December 31, 2022. We do not expect the IRA will have a material impact to our financial statements when it becomes effective.
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
Logitech International S.A. | Fiscal 2023 Form 10-K | 39

References to Sales
The term “sales” means net sales, except as otherwise specified and the sales growth discussion and sales growth rate percentages are in U.S. Dollars, except as otherwise specified.
Results of Operations
In this section, we discuss the results of our operations for the year ended March 31, 2023 compared to the year ended March 31, 2022. For a discussion of the year ended March 31, 2022 compared to the year ended March 31, 2021, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K filed with the SEC on May 18, 2022.
Net Sales
Our sales in fiscal year 2023 decreased 17%, compared to fiscal year 2022, driven by a decline in sales of all of our product categories. Our sales were negatively impacted from lower demand and unfavorable changes in currency exchange rates. If currency exchange rates had been constant in fiscal years 2023 and 2022, our sales decline in constant currency would have been 13%.
Sales Denominated in Other Currencies
Although our financial results are reported in U.S. Dollars, a portion of our sales was generated in currencies other than the U.S. Dollar, such as the Euro, Chinese Renminbi, Japanese Yen, Australian Dollar, Canadian Dollar, Pound Sterling and New Taiwan Dollar. For the years ended March 31, 2023 and 2022, approximately 51% and 50%, respectively, of our sales were denominated in currencies other than the U.S. Dollar.
Sales by Region
The following table presents the change in sales by region for fiscal year 2023 compared with fiscal year 2022:

	2023 vs. 2022
	Sales Growth Rate	Sales Growth Rate in Constant Currency
Americas	(17)%	(17)%
EMEA	(25)	(17)
Asia Pacific	(9)	(3)
Americas:
The decrease in sales in the Americas region for fiscal year 2023, compared to fiscal year 2022, was primarily driven by decreases in sales for Gaming, Video Collaboration, PC Webcams and Audio & Wearables.
EMEA:
The decrease in sales in the EMEA region for fiscal year 2023, compared to fiscal year 2022, was primarily driven by decreases in sales in Gaming, Keyboards & Combos, PC Webcams and Pointing Devices.
Asia Pacific:
The decrease in sales in the Asia Pacific region for fiscal year 2023, compared to fiscal year 2022, was primarily driven by decreases in sales of Keyboards & Combos, PC Webcams, Audio & Wearables, and Video Collaboration, partially offset by an increase in sales of Gaming.
Logitech International S.A. | Fiscal 2023 Form 10-K | 40

Sales by Product Categories
Sales by product categories for fiscal years 2023 and 2022 were as follows (Dollars in thousands):

	Years Ended March 31,		Change
	2023	2022	2023 vs. 2022
Pointing Devices	$728,357	$781,108	(7)%
Keyboards & Combos	836,432	967,301	(14)
PC Webcams	227,692	403,651	(44)
Tablet & Other Accessories	254,374	310,123	(18)
Gaming (1)	1,211,485	1,451,883	(17)
Video Collaboration	887,517	997,164	(11)
Mobile Speakers	111,649	149,782	(25)
Audio & Wearables	274,231	401,424	(32)
Other (2)	7,081	18,665	(62)
Total Sales	$4,538,818	$5,481,101	(17)%
(1) Gaming includes streaming services revenue generated by Streamlabs.
(2) Other includes Smart Home.
Creativity & Productivity market:
Pointing Devices
Our Pointing Devices category comprises PC- and Mac-related mice including trackballs, touchpads and presentation tools.
During fiscal year 2023, Pointing Devices sales decreased 7%, compared to fiscal year 2022, primarily driven by the decrease in sales of cordless and corded mice, particularly in our low end products.
Keyboards & Combos
Our Keyboards & Combos category comprises PC keyboards and keyboard/mice combo products.
During fiscal year 2023, Keyboards & Combos sales decreased 14%, compared to fiscal year 2022, primarily driven by the decrease in sales of our cordless combos and corded PC keyboards, particularly in our low end products.
PC Webcams
Our PC Webcams category comprises PC-based webcams targeted primarily at consumers, including streaming cameras.
During fiscal year 2023, PC Webcams sales decreased 44%, compared to fiscal year 2022, primarily driven by the decrease in sales of our HD Pro Webcam C920, 1080p Pro Stream Webcam, and Webcam C260.
Tablet & Other Accessories
Our Tablet & Other Accessories category primarily comprises tablet keyboards and styluses.
During fiscal year 2023, Tablet & Other Accessories sales decreased 18%, compared to fiscal year 2022, primarily driven by the decrease in sales of most of our products, partially offset by increases in sales of our Rugged Combo 3 Touch.
Gaming market:
Gaming
Our Gaming category comprises gaming mice, keyboards, headsets, gamepads, steering wheels, simulation controllers, console gaming headsets, and Streamlabs services.
During fiscal year 2023, Gaming sales decreased 17%, compared to fiscal year 2022, primarily driven by the decrease in sales of gaming mice, keyboards, and headsets.
Logitech International S.A. | Fiscal 2023 Form 10-K | 41

Video Collaboration market:
Video Collaboration
Our Video Collaboration category includes Logitech’s conference room cameras, which combine affordable enterprise-quality audio and high definition 4K video to bring video conferencing to businesses of any size, as well as webcams and headsets that turn any desktop into an instant collaboration space.
During fiscal year 2023, Video Collaboration sales decreased 11%, compared to fiscal year 2022, primarily due to the decrease in sales of webcams, partially offset by an increase in sales of conference room cameras and docks. Sales for Video Collaboration for fiscal year 2023 were negatively impacted by a slowdown in enterprise spending.
Music market:
Mobile Speakers
Our Mobile Speakers category is made up entirely of Bluetooth wireless speakers.
During fiscal year 2023, Mobile Speakers sales decreased 25%, compared to fiscal year 2022, primarily due to a decrease in sales of most of our Mobile Speaker sub-categories, partially offset by the sales of our Ultimate Ears Wonderboom 3 mini speakers, introduced in the second quarter of fiscal year 2023.
Audio & Wearables
Our Audio & Wearables category comprises PC speakers, PC headsets, in-ear headphones, premium wireless earbuds and studio-quality Blue Microphones for professionals and consumers.
During fiscal year 2023, Audio & Wearables sales decreased 32%, compared to fiscal year 2022, primarily due to the decrease in sales of almost all sub-categories.
Gross Profit
Gross profit for fiscal years 2023 and 2022 was as follows (Dollars in thousands):

	Years Ended March 31,
	2023	2022	Change
Net sales	$4,538,818	$5,481,101	(17.2)%
Gross profit	$1,719,515	$2,263,006	(24.0)%
Gross margin	37.9%	41.3%
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
Gross margin decreased by 340 basis points to 37.9% during fiscal year 2023, compared to fiscal year 2022. The decrease in gross margin was primarily due to inflationary pressure on costs and unfavorable impacts from changes in currency exchange rates, partially offset by a reduction in our use of expedited shipping.
Logitech International S.A. | Fiscal 2023 Form 10-K | 42

Operating Expenses
Operating expenses for fiscal years 2023 and 2022 were as follows (Dollars in thousands):

	Years Ended March 31,
	2023	2022
Marketing and selling	$809,182	$1,025,899
% of sales	17.8%	18.7%
Research and development	280,796	291,844
% of sales	6.2%	5.3%
General and administrative	124,652	148,648
% of sales	2.7%	2.7%
Amortization of intangible assets and acquisition-related costs	11,843	16,947
% of sales	0.3%	0.3%
Impairment of intangible assets	—	7,000
% of sales	N/A	0.1%
Change in fair value of contingent consideration for business acquisition	—	(3,509)
% of sales	N/A	(0.1)%
Restructuring charges, net	34,573	2,165
% of sales	0.8%	—%
Total operating expenses	$1,261,046	$1,488,994
% of sales	27.8%	27.2%
The decrease in total operating expenses during fiscal year 2023, compared to fiscal year 2022, was mainly due to decreases in marketing and selling expenses, partially offset by an increase in restructuring charges.
Marketing and Selling
Marketing and selling expenses consist of personnel and related overhead costs, corporate and product marketing, promotions, advertising, trade shows, technical support for customer experiences and facilities costs.
During fiscal year 2023, marketing and selling expenses decreased $216.7 million, compared to fiscal year 2022, primarily driven by our reduction in third-party marketing and advertising spend.
Research and Development
Research and development expenses consist of personnel and related overhead costs for contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.
During fiscal year 2023, research and development expenses decreased $11.0 million, compared to fiscal year 2022, primarily driven by lower personnel-related costs, partially offset by higher outsourcing expenses. Research and development expenses as a percentage of sales increased from 5.3% in fiscal year 2022 to 6.2% in fiscal year 2023 reflecting our continued investment in innovation.
General and Administrative
General and administrative expenses consist primarily of personnel and related overhead, information technology, and facilities costs for the infrastructure functions such as finance, information systems, executives, human resources and legal.
During fiscal year 2023, general and administrative expenses decreased $24.0 million, compared to fiscal year 2022, primarily driven by lower personnel-related costs.
Logitech International S.A. | Fiscal 2023 Form 10-K | 43

Amortization of Intangible Assets and Acquisition-Related Costs
Amortization of intangible assets included in operating expense and acquisition-related costs during fiscal years 2023 and 2022 were as follows (in thousands):

	Years Ended March 31,
	2023	2022
Amortization of intangible assets	$11,542	$16,156
Acquisition-related costs	301	791
Total	$11,843	$16,947
Amortization of intangible assets consists of amortization of acquired intangible assets, including customer relationships and trademarks and trade names. Acquisition-related costs include legal expense, due diligence costs, and other professional costs incurred for business acquisitions.
The decrease in amortization of intangible assets and acquisition-related costs from fiscal year 2022 to 2023 was primarily due to certain acquired intangible assets becoming fully amortized and the write-off of Jaybird intangible assets in fiscal year 2022.
Impairment of Intangible Assets

During fiscal year 2022, we recognized a pre-tax impairment charge of $7.0 million, related to the intangibles acquired as part of the Jaybird acquisition due to our decision to discontinue Jaybird-branded products.

Restructuring Charges (Credits), Net

During the second quarter of fiscal year 2023, we initiated a restructuring plan to realign our business group and engineering structure with our go-to-market strategy to more effectively compete within the enterprise market and to better serve end-users. During the fourth quarter of fiscal year 2023, we undertook further actions to remove organization layers as well as streamline our marketing organization to increase efficiency. As a result, we recorded pre-tax restructuring charges totaling $34.6 million primarily related to employee severance and other termination benefits. We expect to substantially complete these restructuring activities within the next twelve months.

The restructuring charges of $2.2 million for fiscal year 2022, were recorded as a result of our decision to exit Jaybird-branded products during the third quarter of fiscal year 2022. This restructuring plan has been substantially completed.

See Note 16 to our consolidated financial statements for additional information.

Interest Income
Interest income for fiscal years 2023 and 2022 was as follows (in thousands):

	Years Ended March 31,
	2023	2022
Interest Income	$18,331	$1,246
We invest in highly liquid instruments with an original maturity of three months or less at the date of purchase, which are classified as cash equivalents. The increase in interest income for fiscal year 2023, compared to fiscal year 2022, was primarily driven by the increase in interest rates.
Logitech International S.A. | Fiscal 2023 Form 10-K | 44

Other Income (Expense), Net
Other income (expense), net for fiscal years 2023 and 2022 was as follows (in thousands):

	Years Ended March 31,
	2023	2022
Investment gain (loss) related to the deferred compensation plan	$(1,961)	$1,231
Currency exchange loss, net	(7,337)	(4,604)
Loss on investments, net	(14,073)	(1,683)
Non-service cost net pension income (expense) and other	10,093	5,616
Total	$(13,278)	$560
Investment gain (loss) related to the deferred compensation plan for fiscal years 2023 and 2022 represents earnings, gains, and losses on marketable securities related to a deferred compensation plan offered by one of our subsidiaries. The decrease in investment income for fiscal year 2023 compared to fiscal year 2022 primarily relates to the change in market performance of the underlying securities.
Currency exchange loss, net, relates to balances denominated in currencies other than the functional currency in our subsidiaries, as well as the sale of currencies, and gains or losses recognized on currency exchange forward contracts. We do not speculate in currency positions, but we are alert to opportunities to maximize currency exchange gains and minimize currency exchange losses. The loss for fiscal year 2023 was primarily related to the weakening of the Brazilian Real and Australian Dollar against U.S. Dollar. The loss for fiscal year 2022 was primarily related to the strengthening of the Chinese Renminbi against the U.S. Dollar.

Loss on investments, net, includes unrealized gain (loss) from the fair value change of investment, gain (loss) on equity-method investments and impairment of investments during the periods presented, as applicable. The loss on investments, net for fiscal year 2023 was primarily due to the impairment charge related to one of our equity method investments, partially offset by the unrealized gain related to one of our equity investments without readily determinable fair value resulting from observable price changes. See Note 9 to our consolidated financial statements for additional information.
Non-service cost net pension income (expense) and other increased in fiscal year 2023, compared to fiscal year 2022, primarily due to the curtailment gain recognized in fiscal year 2023 for one of our defined benefit plans as a result of the restructuring actions undertaken by the Company (see Notes 5 and 16 to our consolidated financial statements).
Provision for Income Taxes
The provision for income taxes and effective income tax rates for fiscal years 2023 and 2022 were as follows (Dollars in thousands):

	Years Ended March 31,
	2023	2022
Provision for income taxes	$98,947	$131,305
Effective income tax rate	21.3%	16.9%
The change in the effective income tax rate between fiscal years 2023 and 2022 was primarily due to the mix of income and losses in the various tax jurisdictions in which we operate.
We recognized excess tax benefits from share-based payments, net of shortfalls of $1.3 million and $16.3 million in the United States in fiscal years 2023 and 2022, respectively, and recognized income tax benefit from the reversal of uncertain tax positions from the expiration of statutes of limitations in the amount of $4.3 million and $4.9 million in fiscal years 2023 and 2022, respectively. In addition, we recognized income tax benefit of $3.7 million from the reversal of uncertain tax positions from an effective settlement of a foreign income tax audit in fiscal year 2022.
As of March 31, 2023 and 2022, the total amount of unrecognized tax benefits due to uncertain tax positions was $186.8 million and $176.0 million, respectively, all of which would affect the effective income tax rate if recognized.
Logitech International S.A. | Fiscal 2023 Form 10-K | 45

As of March 31, 2023 and 2022, we had $106.4 million and $83.4 million, respectively, in non-current income taxes payable, including interest and penalties, related to our income tax liability for uncertain tax positions. We recognized $2.7 million and $1.5 million, in interest and penalties related to unrecognized tax positions in income tax expense during fiscal years 2023 and 2022, respectively. As of March 31, 2023 and 2022, we had $6.1 million and $3.6 million, respectively, of accrued interest and penalties related to uncertain tax positions.
We file Swiss and foreign tax returns. We received final tax assessments in Switzerland through fiscal year 2019. For other material foreign jurisdictions such as the United States and China, we are generally not subject to tax examinations for years prior to fiscal year 2020 and calendar year 2020, respectively. In the United States, the federal and state tax agencies have the authority to examine periods prior to fiscal year 2020, to the extent allowed by law, where tax attributes were generated, carried forward, and being utilized in subsequent years. We are under examination in foreign tax jurisdictions. If the examinations are resolved unfavorably, there is a possibility that they may have a material negative impact on our results of operations.
Pursuant to the Tax Cuts and Jobs Act of 2017, research and development expenses are required to be capitalized and amortized over five years for U.S. tax purposes if the research and development activities are performed in the U.S. effective for tax year beginning after December 31, 2021. The provision was effective for us beginning in fiscal year 2023. However, the provision which delays the deductibility of research and development expenses is not applicable to our existing research and development activities in the U.S. We evaluate our business activities regularly should the provision become applicable.
Liquidity and Capital Resources
Cash Balances, Available Borrowings, and Capital Resources
As of March 31, 2023, we had cash and cash equivalents of $1,149.0 million, compared with $1,328.7 million as of March 31, 2022. Our cash and cash equivalents consist of bank demand deposits and short-term time deposits, of which 78% is held in Switzerland and 12% is held in China (including Hong Kong). We do not expect to incur any material adverse tax impact except for what has already been recognized, or to be significantly inhibited by any country in which we do business from the repatriation of funds to Switzerland, our country of domicile.
As of March 31, 2023, our working capital was $1,555.1 million, compared to $1,651.8 million as of March 31, 2022. The decrease was primarily driven by lower inventories, lower cash balances resulting from share repurchases and payments of cash dividends, and lower accounts receivable, net, partially offset by decreases in accounts payable and accrued liabilities.
We had several uncommitted, unsecured bank lines of credit aggregating $181.3 million as of March 31, 2023. There are no financial covenants under these lines of credit with which we must comply. As of March 31, 2023, we had outstanding bank guarantees of $13.6 million under these lines of credit.
Logitech International S.A. | Fiscal 2023 Form 10-K | 46

The following table presents selected financial information and statistics as of March 31, 2023 and 2022 (Dollars in thousands):

	March 31,
	2023	2022
Accounts receivable, net	$630,382	$675,604
Accounts payable	$406,968	$636,306
Inventories	$682,893	$933,124
Days sales in accounts receivable (DSO)(Days)(1)	59	49
Days accounts payable outstanding (DPO) (Days)(2)	59	78
Inventory turnover (ITO)(x)(3)	3.6	3.2
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
DSO as of March 31, 2023 increased by 10 days to 59 days, as compared to 49 days as of March 31, 2022, primarily due to lower revenues resulting from softened demand, partially offset by timing of sales within the quarter.
DPO as of March 31, 2023 decreased 19 days, compared to March 31, 2022, primarily due to a reduction in inventory purchases and lower marketing spend, partially offset by softened demand.
ITO as of March 31, 2023 increased 0.4, compared to March 31, 2022, primarily due to a lower inventory balance as of March 31, 2023, partially offset by softened demand.
If we are not successful in launching and phasing in our new products, or market competition increases, or we are not able to sell the new products at the prices planned, it could have a material impact on our sales, gross margin, operating results including operating cash flow, and inventory turnover in the future.
The following table summarizes our consolidated statement of cash flows for the year ended March 31, 2023 (Dollars in thousands):

Year ended March 31, 2023
Net cash provided by operating activities	$534,010
Net cash used in investing activities	(105,730)
Net cash used in financing activities	(583,353)
Effect of exchange rate changes on cash and cash equivalents	(24,620)
Net decrease in cash and cash equivalents	$(179,693)
For fiscal year 2023, net cash provided by operating activities was $534.0 million resulting from net income of 364.6 million, a favorable impact from adding back non-cash expenses totaling $213.1 million, and an unfavorable net change in operating assets and liabilities of $43.6 million. Non-cash expenses were primarily related to depreciation and amortization, share-based compensation expense, and deferred income taxes. The decrease in accounts receivable, net was primarily driven by lower sales, partially offset by the timing of sales within the quarter. The decrease in inventories was primarily driven by a reduction in inventory purchases to align with lower demand. The decrease in accounts payable was primarily driven by the reduction in inventory purchases. The decrease in accrued and other liabilities was primarily driven by a lower annual bonus accrual and lower marketing spend.
For fiscal year 2023, net cash used in investing activities was $105.7 million, primarily due to $92.4 million purchases of property, plant, and equipment. Our expenditures for property, plant and equipment during fiscal year 2023 were primarily for tooling and equipment, building improvements, and computer hardware and software.
For fiscal year 2023, net cash used in financing activities was $583.4 million, resulting from repurchases of our registered shares of $418.3 million, payments of cash dividends of $158.7 million, and tax withholdings related to
Logitech International S.A. | Fiscal 2023 Form 10-K | 47

net share settlements of restricted stock units of $29.2 million, partially offset by proceeds from exercise of stock options and purchase rights of $28.8 million.
During fiscal year 2023, there was a $24.6 million loss from currency exchange rate effect on cash and cash equivalents, primarily due to exchange rate fluctuations of Euro, Swiss Franc, Chinese Renminbi, and Australian Dollar versus the U.S. Dollar and timing of our cash transactions over the period.
Cash Outlook
Our principal sources of liquidity are our cash and cash equivalents, cash flow generated from operations and, to a much lesser extent, capital markets and borrowings. Our future working capital requirements and capital expenditures may increase to support investments in product innovations and growth opportunities or to acquire or invest in complementary businesses, products, services, and technologies. Market volatility driven by the current macroeconomic and geopolitical environment may increase our costs of capital and otherwise adversely affect our business, results of operations, financial condition and liquidity.
In May 2023, the Board of Directors recommended that we pay cash dividends for fiscal year 2023 of CHF 1.06 per share (approximately $1.16 per share based on the exchange rate on March 31, 2023). Based on our shares outstanding, net of treasury shares, as of March 31, 2023 (159,343,273 shares), this would result in an aggregate gross dividend of approximately CHF 168.9 million (approximately $184.2 million based on the exchange rate on March 31, 2023). In fiscal year 2023, we paid a cash dividend of CHF 0.96 per share, or CHF 156.1 million (U.S. Dollar amount of $158.7 million based on the exchange rate on the date of payment) out of fiscal year 2022 retained earnings. In fiscal year 2022, we paid a cash dividend of CHF 0.87 per share, or CHF 147.0 million (U.S. Dollar amount of $159.4 million) out of fiscal year 2021 retained earnings. In fiscal year 2021, we paid a cash dividend of CHF 0.79 per share, or CHF 134.0 million (U.S. Dollar amount of $146.7 million) out of fiscal year 2020 retained earnings.
In May 2020, our Board of Directors approved the 2020 share repurchase program, which authorized us to invest up to $250.0 million to purchase our own shares. In April 2021, our Board of Directors approved an increase of $750.0 million to the 2020 share repurchase program, to an aggregate amount of $1.0 billion. The Swiss Takeover Board approved this increase and it became effective on May 21, 2021. In July 2022, our Board of Directors approved an increase of $500 million to the 2020 share repurchase program, to an aggregate amount of up to $1.5 billion to purchase up to 17.3 million of Logitech shares. The Swiss Takeover Board approved this increase and it became effective on August 19, 2022. As of March 31, 2023, $505.8 million was available for repurchase under the 2020 repurchase program.
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
For over ten years, we have generated positive cash flows from our operating activities, including cash from operations of $534.0 million and $298.3 million during fiscal years 2023 and 2022, respectively. If we do not generate sufficient operating cash flows to support our operations and future planned cash requirements, our operations could be harmed and our access to credit facilities could be restricted or eliminated. However, we believe that the trend of our historical cash flow generation, our projections of future operations and our available cash balances will provide sufficient liquidity to fund our operations for at least the next 12 months.
Our other contractual obligations and commitments that require cash are described in the following sections.
Contractual Obligations and Commitments
Purchase Commitments
As of March 31, 2023, we had non-cancelable purchase commitments of $368.1 million for inventory purchases made in the normal course of business from original design manufacturers, contract manufacturers and other suppliers, the majority of which are expected to be fulfilled within the next 12 months. We recorded a liability for firm, non-cancelable, and unhedged inventory purchase commitments in excess of anticipated demand or net realizable value consistent with our valuation of excess and obsolete inventory. As of March 31, 2023, the liability for
Logitech International S.A. | Fiscal 2023 Form 10-K | 48

these purchase commitments was $46.6 million and is recorded in accrued and other current liabilities in the consolidated balance sheet.
We have firm purchase commitments of $26.3 million for capital expenditures, primarily related to commitments for tooling and equipment for new and existing products and commitments to vendors to fit out and furnish office facilities. We expect to continue making capital expenditures in the future to support product development activities and ongoing and expanded operations. Although open purchase commitments are considered enforceable and legally binding, the terms generally allow us to reschedule or adjust our requirements based on business needs prior to delivery of goods or performance of services.
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
Income Taxes Payable
As of March 31, 2023, we had $106.4 million in non-current income taxes payable, including interest and penalties, related to our income tax liability for uncertain tax positions. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities.
Indemnifications
We indemnify certain suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of March 31, 2023, no material amounts have been accrued for indemnification provisions. We do not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under our indemnification arrangements.
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
Logitech International S.A. | Fiscal 2023 Form 10-K | 49

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
We are exposed to currency exchange rate risk as we transact business in multiple currencies, including exposure related to anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. Dollar. We transact business in approximately 30 currencies worldwide, of which the most significant to operations are the Euro, Chinese Renminbi, Japanese Yen, Australian Dollar, Canadian Dollar, Pound Sterling and New Taiwan Dollar. For the year ended March 31, 2023, approximately 51% of our sales were in non-U.S. denominated currencies, with 23% of our sales denominated in Euro. The mix of our costs of goods sold and operating expenses by currency are significantly different from the mix of our sales, with a larger portion denominated in U.S. Dollar and less denominated in Euro and other currencies. A strengthening U.S. Dollar has a more unfavorable impact on our sales compared to the favorable impact on our cost of goods sold and operating expenses, resulting in an adverse impact on our operating results.

We enter into currency forward and swap contracts to reduce the short-term effects of currency fluctuations on certain receivables or payables denominated in currencies other than the functional currencies of our subsidiaries. These contracts generally mature within approximately one month. The gains or losses on these contracts are recognized in earnings based on the changes in fair value.

If an adverse 10% foreign currency exchange rate change had been applied to total monetary assets and liabilities denominated in currencies other than the functional currencies at the balance sheet dates, it would have resulted in an adverse effect on income before income taxes of approximately $17.0 million and $24.4 million as of March 31, 2023 and 2022, respectively. The adverse effect as of March 31, 2023 and 2022 is after consideration of the offsetting effect of approximately $8.1 million and $15.9 million, respectively, from foreign exchange contracts in place as of such dates.
We enter into cash flow hedge contracts to protect against exchange rate exposure of forecasted inventory purchases. These hedging contracts mature within approximately four months. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of AOCI until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold.
If the U.S. dollar had weakened by 10%, the amount recorded in AOCI related to our foreign exchange contracts before tax effect as of March 31, 2023 and 2022 would have been approximately $7.3 million and $12.5 million lower, respectively. The change in the fair value recorded in AOCI would be expected to offset a corresponding foreign currency change in cost of goods sold when the hedged inventory purchases are sold.
ITEM 8.    FINANCIAL STATEMENTS
Logitech's financial statements and supplementary data required by this item are set forth as a separate section of this Annual Report on Form 10-K. See Item 15(a) for a listing of financial statements provided in the section titled "Financial Statements."
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
Logitech International S.A. | Fiscal 2023 Form 10-K | 50

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
(b) Management's Report on Internal Control over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including the CEO and CFO, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria established in the Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2023.

The effectiveness of the Company's internal control over financial reporting as of March 31, 2023 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report, which appears in Item 15.
(c) Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the fourth quarter of fiscal year 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Logitech International S.A. | Fiscal 2023 Form 10-K | 51

ITEM 9B.    OTHER INFORMATION
None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
Logitech International S.A. | Fiscal 2023 Form 10-K | 52

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our executive officers is incorporated herein by reference to Part I, Item 1, above.
Other information required by this Item may be found in the definitive Proxy Statement for the 2023 Annual Meeting of Shareholders and is incorporated herein by reference.
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
Logitech's code of ethics is available on the Company's website at www.logitech.com, and for no charge, a copy of the Company's code of ethics can be requested through the following address or phone number:
Logitech
Investor Relations
7700 Gateway Boulevard
Newark, CA 94560 USA
Main (510) 795-8500
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item may be found in the Proxy Statement for the 2023 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item may be found in the Proxy Statement for the 2023 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item may be found in the Proxy Statement for the 2023 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item may be found in the Proxy Statement for the 2023 Annual Meeting of Shareholders and is incorporated herein by reference.
Logitech International S.A. | Fiscal 2023 Form 10-K | 53

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this Annual Report on Form 10-K:
1. Financial Statements and Supplementary Data
Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations—Years Ended March 31, 2023, 2022 and 2021
Consolidated Statements of Comprehensive Income—Years Ended March 31, 2023, 2022 and 2021
Consolidated Balance Sheets—March 31, 2023 and 2022
Consolidated Statements of Cash Flows—Years Ended March 31, 2023, 2022 and 2021
Consolidated Statements of Changes in Shareholders' Equity—Years Ended March 31, 2023, 2022 and 2021
Notes to Consolidated Financial Statements
2. Financial Statement Schedule
Schedule II—Valuation and Qualifying Accounts
3. Exhibits
Logitech International S.A. | Fiscal 2023 Form 10-K | 54

Index to Exhibits

			Incorporated by Reference
Exhibit No.		Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
3.1		Articles of Incorporation of Logitech International S.A., as amended					X
3.2		Organizational Regulations of Logitech International S.A., as amended	10-Q	0-29174	1/21/2021	3.1
4.1		Description of the Registrant's Securities					X
10.1	**	1996 Stock Plan, as amended	S-8	333-100854	5/27/2003	4.2
10.2	**	Logitech International S.A. 2006 Stock Incentive Plan, as amended and restated effective September 14, 2022	DEFA14A	0-29174	7/26/2022	App. A
10.3	**	Logitech Inc. Management Deferred Compensation Plan	10-Q	0-29174	11/4/2008	10.1
10.4	**	1996 Employee Share Purchase Plan (U.S.), as amended and restated	DEFA14A	0-29174	7/23/2013	App. A
10.5	**	2006 Employee Share Purchase Plan (Non-U.S.), as amended and restated	DEFA14A	0-29174	7/23/2013	App. B
10.6	**	Form of Director and Officer Indemnification Agreement with Logitech International S.A.	20-F	0-29174	5/21/2003	4.1
10.7	**	Form of Director and Officer Indemnification Agreement with Logitech Inc.	20-F	0-29174	5/21/2003	4.2
10.8	**	Logitech Management Performance Bonus Plan, as amended and restated	DEFA14A	0-29174	7/23/2013	App. C
10.9	**	Representative form of stock option agreement (employees) under the Logitech International S.A. 2006 Stock Incentive Plan	10-Q	0-29174	11/4/2009	10.2
10.10	**	Representative form of performance stock option agreement (executives and other employees) under the Logitech International S.A. 2006 Stock Incentive Plan	10-Q	0-29174	2/5/2013	10.2
10.11	**	Employment Agreement between Logitech Inc. and Bracken Darrell, dated as of December 18, 2015	10-Q	0-29174	1/22/2016	10.1
10.12	**	Representative form of restricted stock unit agreement (executives and other employees) under the Logitech International S.A. 2006 Stock Incentive Plan	10-K	0-29174	5/26/2017	10.33
10.13	**	Representative form of performance share unit agreement (executives and other employees) under the Logitech International S.A. 2006 Stock Incentive Plan	10-K	0-29174	5/26/2017	10.34
10.14	**	Representative form of restricted stock unit agreement (non-executive board members) under the Logitech International S.A. 2006 Stock Incentive Plan	10-Q	0-29174	10/25/2018	10.1
10.15	**	Employment Agreement between Logitech Inc. and Nathan Olmstead, dated as of July 22, 2019	8-K	0-29174	7/23/2019	10.1
10.16	**	Employment Agreement between Logitech Inc. and Prakash Arunkundrum, dated as of May 26, 2020	10-Q	0-29174	7/23/2020	10.1
Logitech International S.A. | Fiscal 2023 Form 10-K | 55

10.17	**	Employment Agreement between Logitech Inc. and Samantha Harnett, dated as of July 1, 2020	10-Q	0-29174	7/23/2020	10.2
10.18	**	Employment Agreement between Logitech Inc. and Charles Boynton, dated as of February 6, 2023					X
10.19	**	Offer Letter between Logitech Inc, and Charles Boynton, dated January 30, 2023					X
10.20	**	Representative form of restricted stock unit agreement (Leadership Team and other employees) under the Logitech International S.A. 2006 Stock Incentive Plan	10-Q	0-29174	7/28/2022	10.1
10.21	**	Representative form of performance share unit agreement (Group Management Team (executive officers), Leadership Team and other employees) under the Logitech International S.A. 2006 Stock Incentive Plan	10-Q	0-29174	7/28/2022	10.2
21.1		List of Subsidiaries					X
23.1		Consent of Independent Registered Public Accounting Firm					X
24.1		Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)					X
31.1		Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2		Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1		Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH		XBRL Taxonomy Extension Schema Document					X
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB		XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document					X
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
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

Logitech International S.A. | Fiscal 2023 Form 10-K | 56

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOGITECH INTERNATIONAL S.A.
/s/ Bracken Darrell
Bracken Darrell President and Chief Executive Officer

/s/ Charles Boynton
Charles Boynton Chief Financial Officer
May 17, 2023

Logitech International S.A. | Fiscal 2023 Form 10-K | 57

POWER OF ATTORNEY AND SIGNATURES

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bracken Darrell and Charles Boynton, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wendy Becker Wendy Becker	Chairperson of the Board	May 17, 2023
/s/ Bracken Darrell Bracken Darrell	President, Chief Executive Officer and Director (Principal Executive Officer)	May 17, 2023
/s/ Charles Boynton Charles Boynton	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 17, 2023
/s/ Patrick Aebischer Patrick Aebischer	Director	May 17, 2023
/s/ Edouard Bugnion Edouard Bugnion	Director	May 17, 2023
/s/ Guy Gecht Guy Gecht	Director	May 17, 2023
/s/ Christopher Jones Christopher Jones	Director	May 17, 2023
/s/ Marjorie Lao Marjorie Lao	Director	May 17, 2023
/s/ Neela Montgomery Neela Montgomery	Director	May 17, 2023
/s/ Kwok Wang Ng Kwok Wang Ng	Director	May 17, 2023
/s/ Michael Polk Michael Polk	Director	May 17, 2023
/s/ Deborah Thomas Deborah Thomas	Director	May 17, 2023
/s/ Sascha Zahnd Sascha Zahnd	Director	May 17, 2023
Logitech International S.A. | Fiscal 2023 Form 10-K | 58

Logitech International S.A. | Fiscal 2023 Form 10-K | 59

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Logitech International S.A.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Logitech International S.A. and subsidiaries (the Company) as of March 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2023, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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
Logitech International S.A. | Fiscal 2023 Form 10-K | 60

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

Evaluation of the significant assumptions underlying the breakage rates for certain Customer Programs

As discussed in Notes 2 and 8 to the consolidated financial statements, the Company recorded accounts receivable allowances totaling $211.0 million and accrued Customer Program liabilities totaling $206.5 million as of March 31, 2023 for various cooperative marketing arrangements and customer incentive and pricing programs (collectively, Customer Programs). The Company estimates the percentage of Customer Programs that will not be claimed or will not be earned by customers, which is commonly referred to as “breakage”. Breakage reduces the Company’s allowances and accruals for certain Customer Programs and it is applied at the time of sale. The Company uses judgment in assessing the period in which claims are expected to be submitted and the relevance of historical claim experience.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of internal control related to the process to determine the breakage rates estimate. This included a control related to the Company’s evaluation of the significant assumptions in the breakage rates estimate. We evaluated the underlying information related to the expected period that a customer claim will be submitted and assessed the relevance of historical claim experience by analyzing the trend in the customers’ historical claims and accruals information for certain Customer Programs. We assessed the relevance of the historical trend of claims submitted after the expected period by analyzing the trend of historical claims received after the expected period compared to the total earned amount of each respective period. In addition, we evaluated the Company’s ability to estimate the breakage rates by comparing the estimated breakage from fiscal year 2022 to actual subsequent breakage in fiscal year 2023.

Assessment of the accruals for certain Customer Programs

As discussed in Notes 2 and 8 to the consolidated financial statements, the Company recorded accrued Customer Program liabilities of $206.5 million as of March 31, 2023. The Company records these accruals as a reduction of revenue at the time of sale. For certain of these accruals, the Company estimated the amounts based on historical data or future commitments that are planned and controlled by the Company. The Company uses judgment in analyzing historical trends, inventories owned by and located at the customers, products sold by the direct customers to end customers or resellers, known product quality issues, negotiated terms, and
Logitech International S.A. | Fiscal 2023 Form 10-K | 61

other relevant customer and product information, such as stage of product life-cycle, which are expected to experience unusually high discounting.

We identified the assessment of the accruals for certain Customer Programs as a critical audit matter. Historical experience being predictive of Customer Programs’ earned amounts is the significant assumption used to estimate the accruals for Customer Programs. Due to the inherent uncertainties related to the relevance of the predictive historical experience to the determination of the estimate, the testing required a high degree of auditor judgment.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls related to the Company’s assessment of whether historical experience is predictive of Customer Programs’ earned amounts and the Company’s validation of the underlying channel inventory data used to estimate the accruals for Customer Programs. We assessed the historical experience used in estimating the accruals for certain Customer Programs using a combination of the Company’s internal historical information of sales, Customer Programs’ earned amounts, third-party contracts, and relevant and reliable third-party channel inventory and sell-through data. We inspected selected customer contracts to assess the terms and conditions related to certain Customer Programs. We analyzed channel inventory data trends by product and by region comparing fiscal year 2023 quarterly channel inventory weeks on-hand ratios to prior fiscal years. In addition, we evaluated the Company’s ability to estimate the accruals for certain Customer Programs by comparing recorded accruals from fiscal year 2022 to actual subsequent Customer Programs’ earned amounts in fiscal year 2023.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

San Francisco, California

May 17, 2023

Logitech International S.A. | Fiscal 2023 Form 10-K | 62

LOGITECH INTERNATIONAL S.A.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended March 31,
	2023	2022	2021
Net sales	$4,538,818	$5,481,101	$5,252,279
Cost of goods sold	2,806,438	3,204,072	2,903,215
Amortization of intangible assets	12,865	14,023	13,329
Gross profit	1,719,515	2,263,006	2,335,735
Operating expenses:
Marketing and selling	809,182	1,025,899	770,284
Research and development	280,796	291,844	226,023
General and administrative	124,652	148,648	166,577
Amortization of intangible assets and acquisition-related costs	11,843	16,947	19,064
Impairment of intangible assets	—	7,000	—
Change in fair value of contingent consideration for business acquisition	—	(3,509)	5,716
Restructuring charges (credits), net	34,573	2,165	(54)
Total operating expenses	1,261,046	1,488,994	1,187,610
Operating income	458,469	774,012	1,148,125
Interest income	18,331	1,246	1,784
Other income (expense), net	(13,278)	560	(1,789)
Income before income taxes	463,522	775,818	1,148,120
Provision for income taxes	98,947	131,305	200,863
Net income	$364,575	$644,513	$947,257

Net income per share:
Basic	$2.25	$3.85	$5.62
Diluted	$2.23	$3.78	$5.51

Weighted average shares used to compute net income per share:
Basic	162,302	167,447	168,523
Diluted	163,704	170,414	171,775
   The accompanying notes are an integral part of these consolidated financial statements.
Logitech International S.A. | Fiscal 2023 Form 10-K | 63

LOGITECH INTERNATIONAL S.A.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended March 31,
	2023	2022	2021
Net income	$364,575	$644,513	$947,257
Other comprehensive income (loss):
Currency translation gain (loss):
Currency translation gain (loss), net of taxes	1,373	(14,051)	12,695
Reclassification of cumulative translation adjustments included in other income (expense), net	219	1,051	(1,738)
Defined benefit plans:
Net gain (loss) and prior service costs, net of taxes	16,089	22,328	(4,701)
Reclassification of amortization included in other income (expense), net	(8,069)	(2,623)	1,517
Hedging gain (loss):
Deferred hedging gain (loss), net of taxes	2,625	6,308	(4,071)
Reclassification of hedging loss (gain) included in cost of goods sold	(8,391)	(8,221)	8,043
Total other comprehensive income	3,846	4,792	11,745
Total comprehensive income	$368,421	$649,305	$959,002
   The accompanying notes are an integral part of these consolidated financial statements.

Logitech International S.A. | Fiscal 2023 Form 10-K | 64

LOGITECH INTERNATIONAL S.A.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$1,149,023	$1,328,716
Accounts receivable, net	630,382	675,604
Inventories	682,893	933,124
Other current assets	142,876	135,478
Total current assets	2,605,174	3,072,922
Non-current assets:
Property, plant and equipment, net	121,503	109,807
Goodwill	454,610	448,175
Other intangible assets, net	63,173	83,779
Other assets	316,293	320,722
Total assets	$3,560,753	$4,035,405
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$406,968	$636,306
Accrued and other current liabilities	643,139	784,848
Total current liabilities	1,050,107	1,421,154
Non-current liabilities:
Income taxes payable	106,391	83,380
Other non-current liabilities	146,695	132,133
Total liabilities	1,303,193	1,636,667
Commitments and contingencies (Note 13)
Shareholders' equity:
Registered shares, CHF 0.25 par value:	30,148	30,148
Issued shares —173,106 at March 31, 2023 and 2022
Additional shares that may be issued out of conditional capital — 50,000 at March 31, 2023 and 2022
Additional shares that may be issued out of authorized capital — 17,311 at March 31, 2023 and 2022
Additional paid-in capital	127,380	129,925
Shares in treasury, at cost — 13,763 and 7,855 shares at March 31, 2023 and 2022, respectively	(977,266)	(632,893)
Retained earnings	3,177,575	2,975,681
Accumulated other comprehensive loss	(100,277)	(104,123)
Total shareholders' equity	2,257,560	2,398,738
Total liabilities and shareholders' equity	$3,560,753	$4,035,405
   The accompanying notes are an integral part of these consolidated financial statements.
Logitech International S.A. | Fiscal 2023 Form 10-K | 65

LOGITECH INTERNATIONAL S.A.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended March 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$364,575	$644,513	$947,257
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	76,309	88,361	50,752
Amortization of intangible assets	24,407	30,179	31,818
Impairment of intangible assets	—	7,000	—
Loss on investments	14,073	1,683	5,910
Share-based compensation expense	70,782	93,479	86,019
Deferred income taxes	30,714	27,334	34,484
Change in fair value of contingent consideration for business acquisition	—	(3,509)	5,716
Pension curtailment gains	(4,225)	—	—
Other	1,005	1,140	(1,784)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	51,185	(71,510)	(201,220)
Inventories	247,309	(276,640)	(427,501)
Other assets	5,634	(18,169)	(67,708)
Accounts payable	(219,051)	(181,303)	553,960
Accrued and other liabilities	(128,707)	(44,240)	440,935
Net cash provided by operating activities	534,010	298,318	1,458,638
Cash flows from investing activities:
Purchases of property, plant and equipment	(92,353)	(89,152)	(76,189)
Investment in privately held companies	(4,357)	(1,463)	(4,115)
Acquisitions, net of cash acquired	(8,527)	(16,236)	(43,523)
Proceeds from return of strategic investments	—	—	2,934
Purchases of short-term investments	—	(10,000)	—
Proceeds from the sale of short-term investments	—	8,260	—
Purchases of deferred compensation investments	(6,702)	(5,058)	(12,336)
Proceeds from sales of deferred compensation investments	6,209	5,786	13,247
Net cash used in investing activities	(105,730)	(107,863)	(119,982)
Cash flows from financing activities:
Payment of cash dividends	(158,680)	(159,410)	(146,705)
Payment of contingent consideration for business acquisition	(5,954)	(880)	—
Purchases of registered shares	(418,346)	(412,022)	(164,952)
Proceeds from exercises of stock options and purchase rights	28,790	29,649	43,810
Tax withholdings related to net share settlements of restricted stock units	(29,163)	(64,156)	(32,082)
Net cash used in financing activities	(583,353)	(606,819)	(299,929)
Effect of exchange rate changes on cash and cash equivalents	(24,620)	(5,247)	(3,966)
Net (decrease) increase in cash and cash equivalents	(179,693)	(421,611)	1,034,761
Cash and cash equivalents at beginning of the period	1,328,716	1,750,327	715,566
Cash and cash equivalents at end of the period	$1,149,023	$1,328,716	$1,750,327

Supplementary Cash Flow Disclosures:
Non-cash investing and financing activities:
Property, plant and equipment purchased during the period and included in period end liability accounts	$8,593	$11,890	$16,819
Non-cash payment for contingent consideration for acquisition	$—	$292	$28,463
Fair value of contingent consideration in accrued and other liabilities	$2,151	$9,013	$—
Supplemental cash flow information:
Income taxes paid, net	$71,955	$192,898	$23,041
The accompanying notes are an integral part of these consolidated financial statements.
Logitech International S.A. | Fiscal 2023 Form 10-K | 66

LOGITECH INTERNATIONAL S.A.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands, except per share amounts)

	Registered shares		Additional paid-in capital	Treasury shares		Retained earnings	Accumulated other comprehensive loss
	Shares	Amount		Shares	Amount			Total
March 31, 2020	173,106	$30,148	$75,097	6,210	$(185,896)	$1,690,579	$(120,660)	$1,489,268
Cumulative effect of adoption of new accounting standard	—	—	—	—	—	(553)	—	(553)
Total comprehensive income	—	—	—	—	—	947,257	11,745	959,002
Purchases of registered shares	—	—	—	1,845	(164,952)	—	—	(164,952)
Sale of shares upon exercise of stock options and purchase rights	—	—	3,130	(1,786)	40,680	—	—	43,810
Issuance of shares upon vesting of restricted stock units	—	—	(53,093)	(1,080)	21,011	—	—	(32,082)
Issuance of shares from contingent consideration	—	—	18,847	(390)	9,616	—	—	28,463
Share-based compensation	—	—	85,538	—	—	—	—	85,538
Cash dividends ($0.87 per share)	—	—	—	—	—	(146,705)	—	(146,705)
March 31, 2021	173,106	$30,148	$129,519	4,799	$(279,541)	$2,490,578	$(108,915)	$2,261,789
Total comprehensive income	—	—	—	—	—	644,513	4,792	649,305
Purchases of registered shares	—	—	—	4,607	(412,022)	—	—	(412,022)
Sale of shares upon exercise of stock options and purchase rights	—	—	12,971	(410)	16,678	—	—	29,649
Issuance of shares upon vesting of restricted stock units	—	—	(105,972)	(1,137)	41,816	—	—	(64,156)
Issuance of shares from contingent consideration	—	—	116	(4)	176	—	—	292
Share-based compensation	—	—	93,291	—	—	—	—	93,291
Cash dividends ($0.95 per share)	—	—	—	—	—	(159,410)	—	(159,410)
March 31, 2022	173,106	$30,148	$129,925	7,855	$(632,893)	$2,975,681	$(104,123)	$2,398,738
Total comprehensive income	—	—	—	—	—	364,575	3,846	368,421
Purchases of registered shares	—	—	—	7,562	(418,346)	—	—	(418,346)
Sale of shares upon exercise of stock options and purchase rights	—	—	(5,636)	(686)	34,426	—	—	28,790
Issuance of shares upon vesting of restricted stock units	—	—	(68,710)	(968)	39,547	—	—	(29,163)
Share-based compensation	—	—	71,801	—	—	—	—	71,801
Cash dividends ($1.00 per share)	—	—	—	—	—	(162,681)	—	(162,681)
March 31, 2023	173,106	$30,148	$127,380	13,763	$(977,266)	$3,177,575	$(100,277)	$2,257,560
 The accompanying notes are an integral part of these consolidated financial statements.
Logitech International S.A. | Fiscal 2023 Form 10-K | 67

LOGITECH INTERNATIONAL S.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1—The Company
Logitech International S.A, together with its consolidated subsidiaries ("Logitech" or the "Company"), designs, manufactures and sells products that help businesses thrive and bring people together when working, creating, gaming and streaming.
The Company sells its products to a broad network of international customers, including direct sales to retailers, e-tailers and end consumers through the Company's e-commerce platform, and indirect sales to end customers through distributors.
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
Risks and Uncertainties
Impacts of Macroeconomic and Geopolitical Conditions on the Company's Business
In fiscal year 2023, the Company's business was impacted by adverse macroeconomic and geopolitical conditions. These conditions included inflation, foreign currency fluctuations, and slowdown of economic activity around the world, in part due to rising interest rates, and lower consumer and enterprise spending. In addition, the war in Ukraine resulted in global supply chain, logistics, and inflationary challenges. The Company had no revenue in Russia and Ukraine in fiscal year 2023 as it has indefinitely ceased all sales and shipments to Russia and sales in Ukraine have also been halted due to the ongoing military operations on the Ukrainian territory.
Logitech International S.A. | Fiscal 2023 Form 10-K | 68

The global and regional economic and political conditions adversely affect demand for the Company's products. These conditions also had an impact on the Company's suppliers, contract manufacturers, logistics providers, and distributors, causing volatility in cost of materials and shipping and transportation rates, and as a result impacting the pricing of the Company's products.
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

The Company also provides post-contract customer support (“PCS”) for certain products and related software, which includes unspecified software updates and upgrades, bug fixes and maintenance. The transaction price is allocated to two performance obligations in such contracts, based on a relative standalone selling price. The transaction price allocated to PCS is recognized as revenue on a straight-line basis, which reflects the pattern of delivery of PCS, over the estimated term of the support that is between one to two years. Deferred revenue associated with remaining PCS performance obligation as of March 31, 2023 and March 31, 2022 was not material.

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

The Company normally requires payment from customers within thirty to sixty days from the invoice date. However, terms may vary by customer type, by country and by selling season. Extended payment terms are sometimes offered to a limited number of customers during the second and third fiscal quarters. The Company generally does not modify payment terms on existing receivables. The Company's contracts with customers do not include significant financing components as the period between the satisfaction of performance obligations and timing of payment are generally within one year.

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
Logitech International S.A. | Fiscal 2023 Form 10-K | 69

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

The Company regularly evaluates the adequacy of its estimates for Customer Programs and product returns. Future market conditions and product transitions may require the Company to take action to change such programs and related estimates. When the variables used to estimate these costs change, or if actual costs differ significantly from the estimates, the Company would be required to increase or reduce revenue or operating expenses to reflect the impact. During the year ended March 31, 2023, changes to these estimates related to performance obligations satisfied in prior periods were not material.

Sales taxes and value-added taxes (“VAT”) collected from customers, if applicable, which are remitted to governmental authorities are not included in revenue, and are reflected as a liability on the consolidated balance sheets.
Logitech International S.A. | Fiscal 2023 Form 10-K | 70

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
As of March 31, 2023 and 2022, the Company did not have any material contract liabilities balances or changes.
Contract Costs
The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that otherwise would have been recognized is one year or less. These costs are included in marketing and selling expenses in the consolidated statements of operations. As of March 31, 2023 and 2022, the Company did not have any material deferred contract costs.
Research and Development Costs
Costs related to research, design and development of products, which consist primarily of personnel, product design and infrastructure expenses, are charged to research and development expense as they are incurred.
Advertising Costs
Advertising costs are recorded as either a marketing and selling expense or a deduction from revenue as they are incurred. Advertising costs paid or reimbursed by the Company to direct or indirect customers must have an identifiable benefit and an estimable fair value in order to be classified as an operating expense. If these criteria are not met, the payment is classified as a reduction of revenue. Advertising costs recorded as marketing and selling expense are expensed as incurred. Total advertising costs including those characterized as revenue deductions during fiscal years 2023, 2022 and 2021 were $341.1 million, $628.9 million and $450.0 million, respectively, out of which $24.8 million, $267.8 million, and $168.2 million, respectively, were included as operating expense in the consolidated statements of operations.
Cash Equivalents
The Company classifies all highly liquid instruments purchased, such as bank time deposits, with an original maturity of three months or less at the date of purchase, to be cash equivalents. Cash equivalents are carried at cost, which approximates their fair value.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with various creditworthy financial institutions and has a policy to limit exposure with any one financial institution, but is exposed to credit risk in the event of default by financial institutions to the extent that cash balances with individual financial institutions are in excess of amounts that are insured. The Company periodically assesses the credit risk associated with these financial institutions.
The Company sells to large distributors, retailers, and e-tailers and, as a result, maintains individually significant receivable balances with such customers.
The Company had the following customers that individually comprised 10% or more of its gross sales:
Logitech International S.A. | Fiscal 2023 Form 10-K | 71

	Years Ended March 31,
	2023	2022	2021
Customer A	13%	15%	14%
Customer B	19%	17%	13%
Customer C (1)	15%	14%	N/A(1)
(1) The Company's two customers merged during fiscal year 2022 and the percentages for fiscal year 2023 and 2022 reflect the gross sales to the combined company. The percentage for fiscal year 2021 is not disclosed as gross sales to each customer accounted for less than 10% of the Company's gross sales.
The Company had the following customers that individually comprised 10% or more of its accounts receivable:

	March 31,
	2023	2022
Customer A	12%	15%
Customer B	21%	17%
Customer C	15%	15%
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
The Company recorded liabilities arising from firm, non-cancelable, and unhedged inventory purchase commitments in excess of anticipated demand or net realizable value consistent with its valuation of excess and obsolete inventory. Such liability is included in accrued and other current liabilities on the consolidated balance sheets.
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Additions and improvements are capitalized, and maintenance and repairs are expensed as incurred. The Company capitalizes the cost of software developed for internal use in connection with major projects. Costs incurred during the preliminary project stage and post implementation stage are expensed, whereas direct costs incurred during the application development stage are capitalized.
Depreciation expense is recognized using the straight-line method. Plant and buildings are depreciated over estimated useful lives of twenty-five years, equipment over useful lives from three to five years, internal-use
Logitech International S.A. | Fiscal 2023 Form 10-K | 72

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
Leases
The Company determines if an arrangement is a lease or contains a lease at contract inception. The Company determines if a lease is an operating or finance lease and recognizes right-of-use ("ROU") assets and lease liabilities upon lease commencement. Operating lease ROU assets are included in other assets, short-term lease liabilities are included in accrued and other current liabilities, and long-term lease liabilities are included in other non-current liabilities on the Company's consolidated balance sheets. Leases with an initial term of 12 months or less are not recorded on the balance sheet. For the Company's operating leases, the Company accounts for the lease component and related non-lease component as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

For operating leases, the lease liability is initially measured at the present value of the unpaid lease payments at lease commencement date. As most of the leases do not provide an implicit rate, the Company generally uses its incremental borrowing rate as the discount rate for the leases. The Company's incremental borrowing rate is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. Because the Company does not generally borrow in a collateralized basis, it uses its understanding of what its collateralized credit rating would be as an input to deriving an appropriate incremental borrowing rate. The operating lease ROU assets include prepaid lease payments and exclude lease incentives.
Intangible Assets
The Company's intangible assets principally include goodwill, acquired technology, trademarks, and customer contracts and related relationships. Intangible assets with finite lives, which include acquired technology, trademarks, customer contracts and related relationships, and others are carried at cost and amortized using the straight-line method over their useful lives ranging from one to ten years. Intangible assets with indefinite lives, which include only goodwill and in-process research and development ("IPR&D"), are recorded at cost and evaluated at least annually for impairment. IPR&D is reclassified as intangible assets with finite lives and amortized over its estimated useful life upon completion of the underlying projects.
Impairment of Long-Lived Assets
The Company reviews long-lived assets, such as property and equipment, and finite-lived intangible assets, for impairment whenever events indicate that the carrying amounts might not be recoverable. Recoverability of long-lived assets is measured by comparing the projected undiscounted net cash flows associated with those assets to their carrying values. If an asset is considered impaired, it is written down to its fair value, which is determined based on the asset's projected discounted cash flows or appraised value, depending on the nature of the asset. For purposes of recognition of impairment for assets held for use, the Company groups assets and liabilities at the lowest level for which cash flows are separately identifiable.
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
In reviewing goodwill for impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (greater than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. The Company also may elect not to perform the qualitative assessment and, instead, proceed directly to the quantitative
Logitech International S.A. | Fiscal 2023 Form 10-K | 73

impairment test. The ultimate outcome of the goodwill impairment review for a reporting unit should be the same whether the Company chooses to perform the qualitative assessment or proceeds directly to the quantitative impairment test. The Company operates as one reporting unit. For the year ended March 31, 2023, the Company elected to perform a qualitative assessment and concluded that it was more likely than not that the fair value of its reporting unit exceeds its carrying amount.
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
The Company also holds certain non-marketable investments that are accounted for as equity method investments and included in other assets in the consolidated balance sheets. In addition, the Company has certain equity investments without readily determinable fair values due to the absence of quoted market prices, the inherent lack of liquidity, and the fact that inputs used to measure fair value are unobservable and require management's judgment. The Company elected the measurement alternative to record these investments at cost and to adjust for impairments and observable price changes resulting from transactions with the same issuer within the statements of operations.
Net Income per Share
Basic net income per share is computed by dividing net income by the weighted average outstanding shares. Diluted net income per share is computed using the weighted average outstanding shares and dilutive share equivalents. Dilutive share equivalents consist of share-based awards, including stock options, purchase rights under employee share purchase plan, and restricted stock units.
The dilutive effect of in-the-money share-based compensation awards is calculated based on the average share price for each fiscal period using the treasury stock method.
Share-Based Compensation Expense
Share-based compensation expense includes compensation expense for share-based awards granted based on the grant date fair value. The grant date fair value for stock options and stock purchase rights is estimated using the Black-Scholes-Merton option-pricing valuation model. The grant date fair value of service-based restricted stock units ("RSUs") is calculated based on the market price on the date of grant, reduced by estimated dividend yield
Logitech International S.A. | Fiscal 2023 Form 10-K | 74

prior to vesting. The grant date fair value of restricted stock units which vest upon meeting certain market- and performance-based conditions ("PSUs") is estimated using the Monte-Carlo simulation method including the effect of the market condition. Stock-based compensation expense is recognized ratably over the respective requisite service periods of the awards and forfeitures are accounted for when they occur. For PSUs, the Company recognizes compensation expense using its estimate of probable outcome at the end of the performance period (i.e., the estimated performance against the performance targets). The Company periodically adjusts the cumulative stock-based compensation expense recorded when the probable outcome for the PSUs is updated based upon changes in actual and forecasted financial results.
Product Warranty
All of the Company's products are covered by standard warranty to be free from defects in material and workmanship for periods ranging from one year to three years. The warranty period varies by product and by region. The Company’s standard warranty does not provide a service beyond assuring that the product complies with agreed-upon specifications and is not sold separately. The standard warranty the Company provides qualifies as an assurance warranty and is not treated as a separate performance obligation. The Company estimates cost of product warranties at the time the related revenue is recognized based on historical warranty claim rates, historical costs, and knowledge of specific product failures that are outside of the Company's typical experience. The Company accrues a warranty liability for estimated costs to provide products, parts or services to repair or replace products in satisfaction of the warranty obligation. Each quarter, the Company reevaluates estimates to assess the adequacy of recorded warranty liabilities. When the Company experiences changes in warranty claim activity or costs associated with fulfilling those claims, the warranty liability is adjusted accordingly.
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
Treasury Shares
The Company periodically repurchases shares in the market at fair value. Shares repurchased are recorded at cost as a reduction of total shareholders' equity. Treasury shares held may be reissued to satisfy the exercise of employee stock options and purchase rights, the vesting of restricted stock units, and acquisitions, or may be canceled with shareholder approval. Treasury shares that are reissued are accounted for using the first-in, first-out basis.
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
Gains and losses for changes in the fair value of the effective portion of the Company's forward contracts related to forecasted inventory purchases are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. The Company presents the earnings impact from forward points in the same line item that is used to present the earnings impact of the hedged item (i.e. cost of goods sold) for hedging forecasted inventory purchases.
Logitech International S.A. | Fiscal 2023 Form 10-K | 75

Restructuring Charges
The Company's restructuring charges consist of employee severance, one-time termination benefits and ongoing benefits related to the reduction of its workforce, and other costs. Liabilities for costs associated with a restructuring activity are measured at fair value and are recognized when the liability is incurred, as opposed to when management commits to a restructuring plan. One-time termination benefits are expensed at the date the entity notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period. Ongoing benefits are expensed when restructuring activities are probable and the benefit amounts are estimable. Other costs primarily consist of legal, consulting, and other costs related to employee terminations, and are expensed when incurred. Termination benefits are calculated based on regional benefit practices and local statutory requirements.
Recent Accounting Pronouncements Adopted
In October 2021, the Financial Accounting Standard Board issued Accounting Standards Update 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers" ("ASU 2021-08"). The update requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, as if it had originated the contracts. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The Company early adopted the standard effective April 1, 2022 and applied the standard prospectively to business combinations that occurred on or after April 1, 2022. The adoption of ASU 2021-08 did not have a material impact on the Company's consolidated financial statements.
Note 3—Net Income Per Share
The following table summarizes the computations of basic and diluted net income per share for fiscal years 2023, 2022 and 2021 (in thousands except per share amounts):

	Years Ended March 31,
	2023	2022	2021
Net income	$364,575	$644,513	$947,257

Shares used in net income per share computation:
Weighted average shares outstanding - basic	162,302	167,447	168,523
Effect of potentially dilutive equivalent shares	1,402	2,967	3,252
Weighted average shares outstanding - diluted	163,704	170,414	171,775

Net income per share:
Basic	$2.25	$3.85	$5.62
Diluted	$2.23	$3.78	$5.51
Share equivalents attributable to outstanding stock options, RSUs, PSUs and employee share purchase plans ("ESPP") totaling 2.0 million, 2.0 million, and 0.1 million shares during fiscal years 2023, 2022 and 2021, respectively, were excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive.
For fiscal years 2023 and 2022, a small number of performance-based awards were not included in the dilutive net income per share calculation because all necessary conditions had not been satisfied by the end of the respective period, and those shares were not issuable if the end of the reporting period were the end of the performance contingency period.
Note 4—Employee Stock-Based Compensation
As of March 31, 2023, the Company offers the 2006 Employee Share Purchase Plan (Non-U.S.), as amended and restated ("2006 ESPP)", the 1996 Employee Share Purchase Plan (U.S.), as amended and restated ("1996 ESPP"), and the 2006 Stock Incentive Plan ("2006 Plan") as amended and restated. Shares issued to employees as a result of purchases or exercises under these plans are generally issued from shares held in treasury stock.
Logitech International S.A. | Fiscal 2023 Form 10-K | 76

Under the 1996 ESPP and 2006 ESPP plans, eligible employees may purchase shares at the lower of 85% of the fair market value at the beginning or the end of each offering period, which is generally six months. Subject to continued participation in these plans, purchase agreements are automatically executed at the end of each offering period. An aggregate of 29.0 million shares were reserved for issuance under the 1996 and 2006 ESPP plans. As of March 31, 2023, a total of 3.6 million shares were available for new awards under these plans.
The 2006 Plan provides for the grant to eligible employees and non-employee directors of stock options, stock appreciation rights, and restricted stock units. Awards under the 2006 Plan may be conditioned on continued employment, the passage of time or the satisfaction of performance and market vesting criteria. The 2006 Plan, as amended, has no expiration date. On June 29, 2022, the Board authorized 3.3 million additional shares for issuance under the 2006 Plan. An aggregate of 33.8 million shares were reserved for issuance under the 2006 Plan. As of March 31, 2023, a total of 8.4 million shares were available for new awards under this plan.
Stock options granted to employees under the 2006 Plan have terms not exceeding ten years and are issued at exercise prices not less than the fair market value on the date of grant.
Service-based restricted stock units ("RSUs") granted to employees under the 2006 Plan generally vest in four equal annual installments on the grant date anniversary. RSUs granted to non-executive board members under the 2006 Plan vest on the grant date anniversary, or if earlier and only if the non-executive board member is not re-elected as a director at such annual general meeting, the date of the next annual general meeting following the grant date.
Restricted stock units with certain market- and performance-based conditions ("PSUs") granted to employees under the 2006 Plan vest at the end of the three-year performance period upon meeting predetermined financial metrics over three years, with the number of shares to be received upon vesting determined based on weighted average constant currency revenue growth rate and the Company's total shareholder return ("TSR") relative to the performance of companies in the Russell 3000 Index over the same three years period.
The following table summarizes share-based compensation expense and total income tax benefit recognized for fiscal years 2023, 2022 and 2021 (in thousands):

	Years Ended March 31,
	2023	2022	2021
Cost of goods sold	$5,635	$6,695	$6,438
Marketing and selling	34,707	37,796	36,788
Research and development	15,292	18,356	14,179
General and administrative	15,148	30,632	28,614
Total share-based compensation expense	70,782	93,479	86,019
Income tax benefit	(9,750)	(26,987)	(19,472)
Total share-based compensation expense, net of income tax benefit	$61,032	$66,492	$66,547
Share-based compensation costs capitalized as part of inventory were $5.6 million, $5.2 million, and $4.3 million for the fiscal year ended March 31, 2023, 2022 and 2021, respectively.
As of March 31, 2023, there was $125.2 million of total future stock-based compensation cost to be recognized over a weighted-average period of 2.4 years.
The estimates of share-based compensation expense require a number of complex and subjective assumptions including stock price volatility, employee exercise patterns, probability of achievement of the set performance condition, dividend yield, related tax effects and the selection of an appropriate fair value model.
The grant date fair value of the stock options and ESPP using the Black-Scholes-Merton option-pricing valuation model and the grant date fair value of the PSUs using the Monte-Carlo simulation method are determined with the following assumptions and values:
Logitech International S.A. | Fiscal 2023 Form 10-K | 77

	Stock Options(1)	Employee Stock Purchase Plans
	Year Ended March 31,	Years Ended March 31,
	2022	2023	2022	2021
Expected dividend rate	1.18%	1.78%	1.03%	1.04%
Risk-free interest rate	1.99%	3.86%	0.27%	0.10%
Expected volatility	34%	46%	35%	47%
Expected term (years)	6.2	0.5	0.5	0.5
Weighted average grant date fair value per share	$25.88	$16.32	$23.55	$24.67
(1) No stock options were granted for fiscal years 2023 and 2021.

PSUs	Years Ended March 31,
	2023	2022	2021
Expected dividend rate	1.46%	0.78%	1.24%
Risk-free interest rate	2.78%	0.31%	0.21%
Expected volatility	39%	37%	31%
Expected term (years)	3.0	3.0	3.0
The expected dividend rate assumption is based on the Company's history and future expectations of dividend payouts. The unvested PSUs or unexercised options are not eligible for these dividends. The expected term is based on the purchase offerings periods expected to remain outstanding for employee stock purchase plan or the performance period for PSUs. The expected term for stock options represents the estimated period of time until option exercise. Since the Company has limited historical stock option exercise experience, the Company used the simplified method in estimating the expected term, which is calculated as the average of the sum of the vesting term and the original contractual term of the stock options. Expected volatility is based on historical volatility using the Company's daily closing prices, or including the volatility of components of the Russell 3000 Index for PSUs, over the expected term. The Company considers the historical price volatility of its shares as most representative of future volatility. The risk-free interest rate assumptions are based upon the implied yield of U.S. Treasury zero-coupon issues appropriate for the expected term of the Company's share-based awards.
For PSUs, the Company estimates the probability and timing of the achievement of the set performance condition at the time of the grant based on the historical financial performance and the financial forecast in the remaining performance period and reassesses the probability in subsequent periods when actual results or new information become available.
A summary of the Company's stock option activities under all stock plans for fiscal years 2023, 2022 and 2021 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In thousands)
Outstanding, March 31, 2020	1,969
Exercised	(1,347)			$68,596
Outstanding, March 31, 2021	622
Granted	842
Exercised	(71)			$5,573
Outstanding, March 31, 2022	1,393	$62	8.3	$21,830
Exercised	(155)	$21		$6,482
Forfeited	(118)	$80
Outstanding, March 31, 2023	1,120	$66	7.6	$7,491
Vested and exercisable, March 31, 2023	396	$39	5.2	$7,491
Logitech International S.A. | Fiscal 2023 Form 10-K | 78

The tax benefit realized for the tax deduction from options exercised during fiscal years 2023, 2022 and 2021 was $0.1 million, $1.2 million and $0.6 million, respectively.
A summary of the Company's RSU and PSU activities for fiscal years 2023, 2022 and 2021 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Fair Value
	(In thousands)		(In thousands)
Outstanding, March 31, 2020	3,951	$36
Granted—RSUs	1,046	$60
Granted—PSUs	303	$67
Vested	(1,444)		$168,816
Forfeited	(213)
Outstanding, March 31, 2021	3,643	$45
Granted—RSUs	868	$103
Granted—PSUs	203	$124
Vested	(1,463)		$133,977
Forfeited	(205)
Outstanding, March 31, 2022	3,046	$68
Granted—RSUs	1,584	$53
Granted—PSUs	407	$69
Vested	(1,143)	$48	$85,152
Forfeited	(438)	$68
Outstanding, March 31, 2023	3,456	$66
The shares outstanding as of March 31, 2023 above include 0.8 million shares of PSUs. The Company presents the number of PSUs at 100 percent of the performance target; however, the aggregate fair value of shares vested during the year is based on the actual number of stock units vested based on the achievement of the financial metrics over the performance period.
The tax benefit realized for the tax deduction from RSUs and PSUs that vested during fiscal years 2023, 2022 and 2021 was $11.1 million, $25.2 million and $16.3 million, respectively.
Note 5—Employee Benefit Plans
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
The Company recognizes the overfunded or underfunded status of defined benefit pension plans and non-retirement post-employment benefit obligations as an asset or liability in its consolidated balance sheets and recognizes changes in the funded status of defined benefit pension plans in the year in which the changes occur through accumulated other comprehensive income (loss), which is a component of shareholders' equity. Each plan's assets and benefit obligations are generally remeasured as of March 31 each year.
Logitech International S.A. | Fiscal 2023 Form 10-K | 79

The net periodic benefit cost of the defined benefit pension plans and the non-retirement post-employment benefit obligations for fiscal years 2023, 2022 and 2021 was as follows (in thousands):

	Years Ended March 31,
	2023	2022	2021
Service costs	$13,195	$14,693	$12,121
Interest costs	2,408	920	1,047
Expected return on plan assets	(3,754)	(2,930)	(2,535)
Amortization:
Net prior service credit recognized	(458)	(465)	(467)
Net actuarial loss (gain) recognized	(3,047)	(2,158)	2,144
Curtailment gain	(4,225)	—	—
Settlement gain	(339)	—	—
Total net periodic benefit cost	$3,780	$10,060	$12,310
The components of net periodic benefit cost other than the service costs component are included in other income (expense), net in the consolidated statements of operations.
The changes in projected benefit obligations for fiscal years 2023 and 2022 were as follows (in thousands):

	Years Ended March 31,
	2023	2022
Projected benefit obligations, beginning of the year	$207,551	$202,348
Service costs	13,195	14,693
Interest costs	2,408	920
Plan participant contributions	6,870	6,092
Actuarial gain	(22,965)	(31,198)
Benefits paid	(2,646)	(3,904)
Transfer of prior vested benefits	11,579	14,963
Settlement	(15,348)	—
Curtailment	(3,923)	—
Administrative expense paid	(147)	(130)
Currency exchange rate changes	(1,238)	3,767
Projected benefit obligations, end of the year	$195,336	$207,551
The accumulated benefit obligation for all defined benefit pension plans as of March 31, 2023 and 2022 was $170.3 million and $178.5 million, respectively.
Actuarial gains related to the change in the benefit obligation for the Company's pension plans for fiscal years 2023 and 2022 were primarily due to an increase in discount rate.
Logitech International S.A. | Fiscal 2023 Form 10-K | 80

The following table presents the changes in the fair value of defined benefit pension plan assets for fiscal years 2023 and 2022 (in thousands):

	Years Ended March 31,
	2023	2022
Fair value of plan assets, beginning of the year	$156,118	$128,061
Actual return on plan assets	(6,008)	(2,156)
Employer contributions	11,645	10,877
Plan participant contributions	6,870	6,092
Benefits paid	(2,646)	(3,904)
Transfer of prior vested benefits	11,579	14,963
Settlement	(15,348)	—
Administrative expenses paid	(147)	(130)
Currency exchange rate changes	536	2,315
Fair value of plan assets, end of the year	$162,599	$156,118
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
The following tables present the fair value of the defined benefit pension plan assets by major categories and by levels within the fair value hierarchy as of March 31, 2023 and 2022 (in thousands):

	March 31,
	2023			2022
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash and cash equivalents	$7,071	$—	$7,071	$16,317	$—	$16,317
Equity securities	51,963	—	51,963	48,591	—	48,591
Debt securities	43,493	—	43,493	38,513	—	38,513
Real estate funds	21,197	23,710	44,907	25,146	13,077	38,223
Hedge funds	606	7,907	8,513	—	8,076	8,076
Other	6,248	404	6,652	6,034	364	6,398
Total fair value of plan assets	$130,578	$32,021	$162,599	$134,601	$21,517	$156,118
The funded status of the plans was as follows (in thousands):

	Years Ended March 31,
	2023	2022
Fair value of plan assets	$162,599	$156,118
Less: projected benefit obligations	195,336	207,551
Underfunded status	$(32,737)	$(51,433)
Logitech International S.A. | Fiscal 2023 Form 10-K | 81

Amounts recognized on the balance sheets for the plans were as follows (in thousands):

	March 31,
	2023	2022
Current liabilities	$1,407	$1,677
Non-current liabilities	31,330	49,756
Total liabilities	$32,737	$51,433
Amounts recognized in accumulated other comprehensive income (loss) related to defined benefit pension plans were as follows (in thousands):

	March 31,
	2023	2022
Net prior service credits	$2,201	$2,883
Net actuarial gain (loss)	5,690	(4,304)
Accumulated other comprehensive income (loss)	7,891	(1,421)
Deferred taxes	(3,366)	(2,074)
Accumulated other comprehensive income (loss), net of tax	$4,525	$(3,495)
The actuarial assumptions for the defined benefit plans were as follows:

Years Ended March 31,
	2023	2022
Benefit Obligations:
Discount rate	1.00% - 7.25%	1.00% - 6.75%
Estimated rate of compensation increase	2.25% - 10.00%	2.00% - 10.00%
Cash balance interest credit rate	0.00% - 1.75%	0.00% - 1.75%

Years Ended March 31,
	2023	2022	2021
Net Periodic Costs:
Discount rate	0.50% - 6.75%	0.25% - 6.00%	0.50% - 6.75%
Estimated rate of compensation increase	2.00% - 10.00%	2.00% - 10.00%	2.25% - 10.00%
Expected average rate of return on plan assets	1.00% - 2.50%	1.00% - 2.25%	1.00% - 2.50%
Cash balance interest credit rate	0.00% - 1.75%	0.00% - 1.75%	0.00% - 1.75%
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
Logitech International S.A. | Fiscal 2023 Form 10-K | 82

The following table reflects the benefit payments that the Company expects the plans to pay in the periods noted (in thousands):

Years Ending March 31,
2024	$26,765
2025	11,728
2026	12,046
2027	14,440
2028	12,772
Next five fiscal years	66,302
Total expected benefit payments by the plan	$144,053
The Company expects to contribute $9.4 million to its defined benefit pension plans during fiscal year 2024.
Defined Contribution Plans
Certain of the Company's subsidiaries have defined contribution employee benefit plans covering all or a portion of their employees. Contributions to these plans are discretionary for certain plans and are based on specified or statutory requirements for others. The charges to expense for these plans for fiscal years 2023, 2022 and 2021, were $14.4 million, $13.9 million and $10.6 million, respectively.
Deferred Compensation Plan
One of the Company's subsidiaries offers a deferred compensation plan that permits eligible employees to make 100% vested salary and incentive compensation deferrals within established limits. The Company does not make contributions to the plan.
The deferred compensation plan's assets consist of marketable securities and are included in other assets on the consolidated balance sheets. The marketable securities were recorded at a fair value of $28.2 million and $28.4 million as of March 31, 2023 and 2022, respectively, based on quoted market prices (see Note 9). The Company also had deferred compensation liability of $28.2 million and $28.4 million, which are included in other non-current liabilities on the consolidated balance sheets as of March 31, 2023 and 2022, respectively. Earnings, gains and losses on deferred compensation investments are included in other income (expense), net and corresponding changes in deferred compensation liability are included in operating expenses and cost of goods sold in the consolidated statements of operations (see Note 6).
Note 6—Other Income (Expense), net
Other income (expense), net comprises of the following (in thousands):

	Years Ended March 31,
	2023	2022	2021
Investment (loss) gain related to the deferred compensation plan	$(1,961)	$1,231	$5,916
Currency exchange loss, net	(7,337)	(4,604)	(2,688)
Loss on investments, net (1)	(14,073)	(1,683)	(5,910)
Non-service cost net pension income (expense) and other (2)	10,093	5,616	893
Other income (expense), net	$(13,278)	$560	$(1,789)
(1) Includes realized gain (loss) on sales of investments, unrealized gain (loss) from the change in fair value of investments, gain (loss) on equity-method investments, and impairment of investments during the periods presented, as applicable, (see Note 9).
(2) Includes the components of net periodic benefit cost of defined benefit plans other than the service cost component (see Note 5).

Logitech International S.A. | Fiscal 2023 Form 10-K | 83

Note 7—Income Taxes
The Company is incorporated in Switzerland but operates in various countries with differing tax laws and rates. Further, a portion of the Company's income before taxes and the provision for (benefit from) income taxes is generated outside of Switzerland.
Income from continuing operations before income taxes for fiscal years 2023, 2022 and 2021 is summarized as follows (in thousands):

	Years Ended March 31,
	2023	2022	2021
Swiss	$282,970	$579,258	$984,185
Non-Swiss	180,552	196,560	163,935
Income before taxes	$463,522	$775,818	$1,148,120
The provision for (benefit from) income taxes is summarized as follows (in thousands):

	Years Ended March 31,
	2023	2022	2021
Current:
Swiss	$19,405	$59,659	$121,199
Non-Swiss	48,829	44,094	45,056
Deferred:
Swiss	26,629	29,198	31,558
Non-Swiss	4,085	(1,646)	3,050
Provision for income taxes	$98,947	$131,305	$200,863
The difference between the provision for (benefit from) income taxes and the expected tax provision (tax benefit) at the statutory income tax rate of 8.5% is reconciled below (in thousands):

	Years Ended March 31,
	2023	2022	2021
Expected tax provision at statutory income tax rates	$39,399	$65,945	$97,590
Income taxes at different rates	38,467	61,296	88,760
Research and development tax credits	(152)	(5,957)	(3,844)
Executive compensation	749	4,683	4,821
Stock-based compensation	5,736	(9,141)	(3,161)
Deferred tax effects from TRAF	—	—	1,944
Valuation allowance	908	887	(247)
Impairment	1,881	—	—
Restructuring charges / (credits)	(1,764)	—	(5)
Unrecognized tax benefits	13,284	16,577	15,978
Audit settlement	—	(3,655)	—
Other, net	439	670	(973)
Provision for income taxes	$98,947	$131,305	$200,863
Logitech International S.A. | Fiscal 2023 Form 10-K | 84

Deferred income tax assets and liabilities consist of the following (in thousands):

	March 31,
	2023	2022
Deferred tax assets:
Tax attributes carryforward	$36,700	$34,736
Accruals	85,786	88,060
Depreciation and amortization	707	585
Tax step-up of goodwill from TRAF	100,514	118,000
Share-based compensation	11,093	13,152
Gross deferred tax assets	234,800	254,533
Valuation allowance	(30,766)	(29,858)
Deferred tax assets after valuation allowance	204,034	224,675
Deferred tax liabilities:
Acquired intangible assets and other	(34,848)	(33,008)
Deferred tax liabilities	(34,848)	(33,008)
Deferred tax assets, net	$169,186	$191,667
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
The Company had a valuation allowance against deferred tax assets of $30.8 million at March 31, 2023, compared to $29.9 million at March 31, 2022. The Company had a valuation allowance of $30.8 million as of March 31, 2023 against deferred tax assets in the state of California, an increase from $29.7 million as of March 31, 2022 from activities during the year. The Company determined that it is more likely than not that the Company would not generate sufficient taxable income in the future to utilize such deferred tax assets.
As of March 31, 2023, the Company had net operating loss carryforwards in Switzerland for income tax purposes of $17.7 million which will begin to expire in fiscal year 2028. The Company had net operating loss and tax credit carryforwards in the United States for income tax purposes of $60.2 million and $74.6 million, respectively. Unused net operating loss carryforwards will expire at various dates beginning in fiscal year 2030. Certain net operating loss carryforwards in the United States relate to acquisitions and, as a result, are limited in the amount that can be utilized in any one year. The tax credit carryforwards will begin to expire in fiscal year 2030.
Swiss income taxes and non-Swiss withholding taxes associated with the repatriation of earnings or for other temporary differences related to investments in non-Swiss subsidiaries have not been provided for, as the Company intends to reinvest the earnings of such subsidiaries indefinitely. If these earnings were distributed to Switzerland in the form of dividends or otherwise, or if the shares of the relevant non-Swiss subsidiaries were sold or otherwise transferred, the Company may be subject to additional Swiss income taxes and non-Swiss withholding taxes. As of March 31, 2023, the cumulative amount of unremitted earnings of non-Swiss subsidiaries for which no income taxes have been provided is approximately $323.8 million. The amount of unrecognized deferred income tax liability related to these earnings is estimated to be approximately $9.5 million.
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
As of March 31, 2023 and 2022, the total amount of unrecognized tax benefits due to uncertain tax positions was $186.8 million and $176.0 million, respectively, all of which would affect the effective income tax rate if recognized.
Logitech International S.A. | Fiscal 2023 Form 10-K | 85

As of March 31, 2023 and 2022, the Company had $106.4 million and $83.4 million, respectively, in non-current income taxes payable, including interest and penalties, related to the Company's income tax liability for uncertain tax positions.
The aggregate changes in gross unrecognized tax benefits in fiscal years 2023, 2022 and 2021 were as follows (in thousands).

March 31, 2020	$143,497
Lapse of statute of limitations	(4,024)
Increases in balances related to tax positions taken during the year	23,780
March 31, 2021	$163,253
Lapse of statute of limitations	(4,232)
Settlements with taxing authorities	(2,015)
Increases in balances related to tax positions taken during the year	22,366
March 31, 2022	$179,372
Lapse of statute of limitations	(3,586)
Increases in balances related to tax positions taken during the year	15,214
March 31, 2023	$191,000
Fiscal year 2020 includes gross unrecognized tax benefits recorded as a result of the enactment of the Tax Reform and AHV Financing ("TRAF") in Switzerland.
The Company recognizes interest and penalties related to unrecognized tax positions in income tax expense. The Company recognized $2.7 million, $1.5 million, and $1.1 million in interest and penalties in income tax expense during fiscal years 2023, 2022 and 2021, respectively. As of March 31, 2023 and 2022, the Company had $6.1 million, and $3.6 million, respectively, of accrued interest and penalties related to uncertain tax positions.
The Company files Swiss and foreign tax returns. The Company received final tax assessments in Switzerland through fiscal year 2019. For other material foreign jurisdictions such as the United States and China, the Company is generally not subject to tax examinations for years prior to fiscal year 2020 and calendar year 2020, respectively. In the United States, the federal and state tax agencies have the authority to examine periods prior to fiscal year 2020, to the extent allowed by law, where tax attributes were generated, carried forward, and being utilized in subsequent years. The Company is under examination in foreign tax jurisdictions. If the examinations are resolved unfavorably, there is a possibility they may have a material negative impact on its results of operations. In fiscal year 2022, uncertain tax positions decreased by $4.2 million from an effective settlement of an income tax audit in a foreign jurisdiction.
Although the Company has adequately provided for uncertain tax positions, the provisions on these positions may change as revised estimates are made or the underlying matters are settled or otherwise resolved. During the next 12 months, it is reasonably possible that the amount of unrecognized tax benefits could increase or decrease significantly due to changes in tax law in various jurisdictions, new tax audits and changes in the U.S. Dollar as compared to other currencies. Excluding these factors, uncertain tax positions may decrease by as much as $5.0 million primarily from the lapse of the statutes of limitations in various jurisdictions during the next 12 months.
Logitech International S.A. | Fiscal 2023 Form 10-K | 86

Note 8—Balance Sheet Components
The following table presents the components of certain balance sheet asset amounts as of March 31, 2023 and 2022 (in thousands):

	March 31,
	2023	2022
Accounts receivable, net:
Accounts receivable	$851,576	$964,766
Allowance for doubtful accounts	(86)	(2,212)
Allowance for sales returns	(10,146)	(12,321)
Allowance for cooperative marketing arrangements	(40,495)	(56,372)
Allowance for customer incentive programs	(71,645)	(97,460)
Allowance for pricing programs	(98,822)	(120,797)
	$630,382	$675,604
Inventories:
Raw materials	$171,790	$226,155
Finished goods	511,103	706,969
	$682,893	$933,124
Other current assets:
VAT receivables	$60,343	$58,850
Prepaid expenses and other assets	82,533	76,628
	$142,876	$135,478
Property, plant and equipment, net:
Plant, buildings and improvements	$69,360	$68,477
Equipment and tooling	309,151	268,164
Computer equipment	31,535	31,562
Software	79,118	72,391
	489,164	440,594
Less: accumulated depreciation and amortization	(396,855)	(349,606)
	92,309	90,988
Construction-in-process	26,399	15,915
Land	2,795	2,904
	$121,503	$109,807
Other assets:
Deferred tax assets	$171,989	$193,629
Right-of-use assets	67,330	40,661
Investments in privately held companies	33,323	43,068
Investments for deferred compensation plan	28,213	28,431
Other assets	15,438	14,933
	$316,293	$320,722

Logitech International S.A. | Fiscal 2023 Form 10-K | 87

The following table presents the components of certain balance sheet liability amounts as of March 31, 2023 and 2022 (in thousands):

	March 31,
	2023	2022
Accrued and other current liabilities:
Accrued customer marketing, pricing and incentive programs	$206,546	$232,393
Accrued personnel expenses	103,592	165,090
Accrued sales return liability	49,462	40,507
Accrued loss for inventory purchase commitments	46,608	46,361
VAT payable	33,328	39,602
Warranty liabilities	28,861	32,987
Income taxes payable	18,788	35,355
Operating lease liabilities	12,655	13,690
Contingent consideration	6,629	8,042
Other current liabilities	136,670	170,821
	$643,139	$784,848
Other non-current liabilities:
Operating lease liabilities	$58,361	$28,207
Employee benefit plan obligations	32,421	50,741
Obligation for deferred compensation plan	28,213	28,431
Warranty liabilities	12,025	13,232
Deferred tax liabilities	2,803	1,962
Contingent consideration	—	4,217
Other non-current liabilities	12,872	5,343
	$146,695	$132,133
Note 9—Fair Value Measurements
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
Logitech International S.A. | Fiscal 2023 Form 10-K | 88

The following table presents the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis, excluding assets related to the Company's defined benefit pension plans, classified by the level within the fair value hierarchy (in thousands):

	March 31, 2023			March 31, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$661,884	$—	$—	$762,055	$—	$—
Investments for deferred compensation plan included in other assets:
Cash	$41	$—	$—	$108	$—	$—
Common stock	988	—	—	2,329	—	—
Money market funds	9,606	—	—	6,765	—	—
Mutual funds	17,578	—	—	19,229	—	—
Total of investments for deferred compensation plan	$28,213	$—	$—	$28,431	$—	$—

Currency derivative assets included in other current assets	$—	$107	$—	$—	$1,517	$—

Liabilities:
Contingent consideration included in accrued and other current liabilities	$—	$—	$6,629	$—	$—	$8,042
Contingent consideration included in other non-current liabilities	$—	$—	$—	$—	$—	$3,971
Currency derivative liabilities included in accrued and other current liabilities	$—	$2,187	$—	$—	$165	$—
Contingent Consideration for Business Acquisitions
The following table summarizes the change in the Company's contingent consideration balance during fiscal year 2023 and 2022 (in thousands):

	Year Ended March 31,
	2023	2022
Beginning of the period	$12,259	$6,967
Fair value of contingent consideration upon acquisition	2,151	9,973
Change in fair value of contingent consideration	—	(3,509)
Settlements of contingent consideration	(5,954)	(1,172)
Effect of foreign currency exchange rate changes	$(1,827)	—
End of the period	$6,629	$12,259
On May 19, 2021, the Company made a technology acquisition for a total cash consideration of $25.6 million, which included contingent consideration of $10.0 million payable in cash upon the achievement of three technical development milestones to be completed as of December 31, 2021, June 30, 2022, and June 30, 2023. The fair value of the contingent consideration was $10.0 million at the acquisition date, which was determined using a probability-weighted expected payment model and discounted at the estimated cost of debt. During fiscal year 2022, the Company paid $0.9 million for the contingent consideration related to the first technical development milestone. During fiscal year 2023, the Company paid $4.0 million for the contingent consideration related to the second technical development milestone. The Company expects to pay the contingent consideration for the third technical development milestone within the next twelve months.
On February 17, 2021, the Company acquired all equity interests of Mevo Inc. ("Mevo") for a total cash consideration of $33.2 million, plus additional contingent consideration of up to $17.0 million payable in cash only upon the achievement of certain net revenues for the period from December 26, 2020 to December 31, 2021. The fair value of the contingent consideration as of the acquisition date was $3.4 million, which was determined by using a Black-Scholes-Merton valuation model to calculate the probability of the earn-out threshold being met, times the
Logitech International S.A. | Fiscal 2023 Form 10-K | 89

value of the earn-out payment, and discounted at the risk-free rate. The valuation included significant assumptions and unobservable inputs such as the projected sales of Mevo over the earn-out period, risk-free rate, and the net sales volatility. Projected sales were based on the Company's internal projections, including analysis of the target market and historical sales of Mevo products. As of March 31, 2021 the fair value of the contingent consideration remained as $3.4 million. As of December 31, 2021, the fair value of the contingent consideration was released from other current liabilities as the net sales milestone was not achieved upon completion of the earn-out period.
On January 4, 2021, the Company made a technology acquisition for a total cash consideration of $11.0 million, which included contingent consideration of $3.0 million payable in cash upon the achievement of two technical development milestones to be completed as of December 31, 2021 and March 31, 2022. The fair value of the contingent consideration was determined using a probability-weighted expected payment model and discounted at the estimated cost of debt. During fiscal year 2023, the Company paid $2.0 million for the contingent consideration related to the first technical development milestone. The Company expects to pay the remaining $1.0 million for the second technical development milestone within the next twelve months.
In connection with the acquisition of Streamlabs on October 31, 2019, the Company agreed to pay a total earn-out payment of $29.0 million, payable in stock, only upon the achievement of certain net revenues for the period from January 1, 2020 to June 30, 2020. During fiscal year 2021 and 2022, the Company issued 390,397 and 4,010 shares, respectively, out of treasury stock to former security holders of Streamlabs, in satisfaction of payment of the contingent consideration that was earned during the earn-out period. The issuances of such shares were deemed to be exempt from registration under the Securities Act of 1933 (the "Securities Act"), in reliance on Regulation D of the Securities Act as transactions by an issuer not involving a public offering.
Although the estimate of contingent consideration is based on management’s best knowledge of current events, the estimate could change significantly from period to period. Actual results that differ from the assumptions used and any changes to the significant assumptions and unobservable inputs used could have an impact on future results of operations.
Investments for Deferred Compensation Plan
The marketable securities for the Company's deferred compensation plan are recorded at a fair value of $28.2 million and $28.4 million as of March 31, 2023 and 2022, respectively, based on quoted market prices. Quoted market prices are observable inputs that are classified as Level 1 within the fair value hierarchy. Unrealized gains (losses) related to marketable securities for fiscal years 2023, 2022 and 2021 are included in other income (expense), net in the consolidated statements of operations (see Note 6).
Equity Method Investments

The Company has certain non-marketable investments included in other assets that are accounted for as equity method investments, with a carrying value of $20.5 million and $40.2 million as of March 31, 2023 and 2022, respectively. Gains (losses) related to equity method investments for fiscal years 2023, 2022 and 2021 were not material and are included in other income (expense), net in the Company's consolidated statements of operations (see Note 6).

During fiscal year 2023, the Company recorded an impairment charge, before tax, of $21.4 million for one of its equity method investments as it was determined that the carrying value of the investment was not recoverable. The impairment charge is included in other income (expense), net in the Company's consolidated statement of operations for fiscal year 2023. There was no impairment of equity method investments during fiscal years 2022 and 2021.
Assets Measured at Fair Value on a Nonrecurring Basis
Financial Assets. The Company has certain equity investments without readily determinable fair values due to the absence of quoted market prices, the inherent lack of liquidity, and the fact that inputs used to measure fair value are unobservable and require management's judgment. When certain events or circumstances indicate that impairment may exist, the Company revalues the investments using various assumptions, including the financial metrics and ratios of comparable public companies. The carrying value is also adjusted for observable price changes with the same or similar security from the same issuer. The amount of these equity investments without readily determinable fair value included in other assets was $12.6 million and $2.9 million as of March 31, 2023 and 2022, respectively. During fiscal year 2023, the Company recorded an unrealized gain, before tax, of $6.9 million for its investment in a private company as a result of observable price changes for similar securities issued by this
Logitech International S.A. | Fiscal 2023 Form 10-K | 90

company (level 2 fair value measurement). There was no impairment of these investments during fiscal year 2022 and the impairment charges related to these investments were not material during fiscal years 2023 and 2021.
Non-Financial Assets. Goodwill, intangible assets, and property, plant and equipment, are not required to be measured at fair value on a recurring basis. However, if the Company is required to evaluate these non-financial assets for impairment, whether due to certain triggering events or because of the required annual impairment test, and a resulting impairment is recorded to reduce the carrying value to the fair value, the non-financial assets are measured at fair value during such period. See Note 2 for additional information about how the Company tests various asset classes for impairment. There was no impairment of non-financial assets during the fiscal years of 2023 and 2021. During fiscal year 2022, the Company recorded impairment charges of $7.0 million for the Jaybird-related intangible assets (see Note 11).
Note 10—Derivative Financial Instruments
 Under certain agreements with the respective counterparties to the Company's derivative contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, the Company presents its derivative assets and derivative liabilities on a gross basis in other current assets and accrued and other current liabilities on the consolidated balance sheets as of March 31, 2023 and 2022. See Note 9 for the fair values of the Company’s derivative instruments as of March 31, 2023 and 2022.
Cash Flow Hedges
The Company enters into cash flow hedge contracts to protect against exchange rate exposure of forecasted inventory purchases. These hedging contracts mature within approximately four months. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. Cash flows from such hedges are classified as operating activities in the consolidated statements of cash flows. Hedging relationships are discontinued when hedging contract is no longer eligible for hedge accounting, or is sold, terminated or exercised, or when the Company removes hedge designation for the contract. Gains and losses in the fair value of the effective portion of the discontinued hedges continue to be reported in accumulated other comprehensive loss until the hedged inventory purchases are sold, unless it is probable that the forecasted inventory purchases will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter.
The notional amounts of foreign currency exchange forward contracts outstanding related to forecasted inventory purchases were $72.6 million and $125.4 million as of March 31, 2023 and 2022, respectively. The Company had $3.9 million of net losses related to its cash flow hedges included in accumulated other comprehensive loss as of March 31, 2023, which will be reclassified into earnings within the next twelve months.
The following table presents the amounts of gain (loss) on the Company's derivative instruments designated as hedging instruments for fiscal years 2023, 2022 and 2021 and their locations on its consolidated statements of operations and consolidated statements of comprehensive income (in thousands):

	Amount of Gain (Loss) Deferred as a Component of Accumulated Other Comprehensive Loss			Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Loss to Costs of Goods Sold
	2023	2022	2021	2023	2022	2021
Cash flow hedges	$2,625	$6,308	$(4,071)	$(8,391)	$(8,221)	$8,043
The Company presents the earnings impact from forward points in the same line item that is used to present the earnings impact of the hedged item, i.e. cost of goods sold, for hedging forecasted inventory purchases and such amount is not material for all periods presented.
Logitech International S.A. | Fiscal 2023 Form 10-K | 91

Other Derivatives
The Company also enters into foreign currency exchange forward and swap contracts to reduce the short-term effects of currency exchange rate fluctuations on certain receivables or payables denominated in currencies other than the functional currencies of its subsidiaries. These contracts generally mature within approximately a month. The primary risk managed by using forward and swap contracts is the currency exchange rate risk. The gains or losses on these contracts are not material and included in other income (expense), net in the consolidated statements of operations based on the changes in fair value. The notional amounts of these contracts outstanding as of March 31, 2023 and 2022 were $111.2 million and $226.5 million, respectively. Foreign currency exchange forward and swap contracts outstanding as of March 31, 2023 primarily consisted of contracts in Brazilian Real, Japanese Yen, and Mexican Peso to be settled at future dates at pre-determined exchange rates.
The fair value of all foreign currency exchange forward and swap contracts is determined based on observable market transactions of spot currency rates and forward rates. Cash flows from these contracts are classified as operating activities in the consolidated statements of cash flows.
Note 11—Goodwill and Other Intangible Assets
The Company conducts its impairment analysis of goodwill annually at December 31 or more frequently if changes in facts and circumstances indicate that it is more likely than not that the fair value of the Company’s reporting unit may be less than its carrying amount. The Company conducted its annual impairment analysis of goodwill as of December 31, 2022 by performing a qualitative assessment and concluded that it was more likely than not that the fair value of its reporting unit exceeded its carrying amount. In assessing the qualitative factors, the Company considered the impact of change in industry and competitive environment, the Company's market capitalization and budgeted-to-actual revenue performance for the twelve months ended December 31, 2022. There have been no triggering events identified affecting the valuation of goodwill subsequent to the annual impairment test.
The following table summarizes the activities in the Company's goodwill balance (in thousands):

	Years Ended March 31,
	2023	2022
Beginning of the period	$448,175	$429,604
Acquisitions	7,976	20,721
Effects of foreign currency translation	(1,541)	(2,150)
End of the period	$454,610	$448,175
The Company's acquired intangible assets were as follows (in thousands):

	March 31,
	2023			2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	$36,790	$(26,774)	$10,016	$36,790	$(22,295)	$14,495
Developed technology	121,730	(94,792)	26,938	119,407	(83,540)	35,867
Customer contracts/relationships	71,110	(47,688)	23,422	71,110	(40,971)	30,139
In-process R&D	3,526	—	3,526	3,826	—	3,826
Effects of foreign currency translation	(1,021)	292	(729)	(634)	86	(548)
Total	$232,135	$(168,962)	$63,173	$230,499	$(146,720)	$83,779
During fiscal year 2022, the Company recognized a pre-tax impairment charge of $7.0 million to Jaybird-related intangible assets, primarily related to customer contracts and relationships, as a result of its decision to discontinue Jaybird-branded products.
For fiscal years 2023, 2022 and 2021, amortization expense for intangible assets was $24.4 million, $30.2 million and $31.8 million, respectively. The Company expects that annual amortization expense for fiscal years
Logitech International S.A. | Fiscal 2023 Form 10-K | 92

2024, 2025, 2026, 2027 and 2028 will be $20.3 million, $18.2 million, $11.9 million, $4.9 million and $3.3 million, respectively, and $1.0 million thereafter.
Note 12—Financing Arrangements
The Company had several uncommitted, unsecured bank lines of credit aggregating $181.3 million and $195.0 million as of March 31, 2023 and 2022, respectively. There are no financial covenants under these lines of credit with which the Company must comply. As of March 31, 2023 and 2022, the Company had outstanding bank guarantees of $13.6 million and $25.5 million, respectively, under these lines of credit. There was no borrowing outstanding under these lines of credit as of March 31, 2023 and 2022.
Note 13—Commitments and Contingencies
Product Warranties
Changes in the Company's warranty liabilities for fiscal years 2023 and 2022 were as follows (in thousands):

	Years Ended March 31,
	2023	2022
Beginning of the period	$46,219	$48,832
Provision	31,089	29,812
Settlements	(35,919)	(32,082)
Effects of foreign currency translation	(503)	(343)
End of the period	$40,886	$46,219
Indemnifications
The Company indemnifies certain of its suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses, including reasonable attorneys' fees. As of March 31, 2023, no material amounts have been accrued for these indemnification provisions. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under its indemnification arrangements.
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
Legal Proceedings
From time to time the Company is involved in claims and legal proceedings that arise in the ordinary course of its business. The Company is currently subject to several such claims and a small number of legal proceedings. The Company believes that these matters lack merit and intends to vigorously defend against them. Based on currently available information, the Company does not believe that resolution of pending matters will have a material adverse effect on its financial condition, cash flows or results of operations. However, litigation is subject to inherent uncertainties, and there can be no assurances that the Company's defenses will be successful or that any such lawsuit or claim would not have a material adverse impact on the Company's business, financial condition, cash flows or results of operations in a particular period. Any claims or proceedings against the Company, whether meritorious or not, can have an adverse impact because of defense costs, diversion of management and operational resources, negative publicity and other factors. Any failure to obtain a necessary license or other rights, or litigation arising out of intellectual property claims, could adversely affect the Company's business.
Note 14—Shareholders' Equity
Share Capital
The Company's nominal share capital is CHF 43.3 million, consisting of 173,106,620 issued shares with a par value of CHF 0.25 each, of which 13,763,347 were held in treasury shares as of March 31, 2023.
Logitech International S.A. | Fiscal 2023 Form 10-K | 93

The Company has reserved conditional capital of 25,000,000 shares for potential issuance on the exercise of rights granted under the Company's employee equity incentive plans and additional conditional capital for financing purposes, representing the issuance of up to 25,000,000 shares to cover any conversion rights under a future convertible bond issuance. At the 2020 Annual General Meeting, the shareholders of the Company authorized the Board of Directors to issue up to an additional 17,310,662 shares of the Company until September 9, 2022, which was authorized at the 2022 Annual General Meeting to be extended to September 14, 2024.
Dividends
Pursuant to Swiss corporate law, the payment of dividends is limited to certain amounts of unappropriated retained earnings (approximately CHF 1.2 billion, or USD equivalent of $1.3 billion as of March 31, 2023) and is subject to shareholder approval.
In May 2023, the Board of Directors recommended that the Company pay cash dividends for fiscal year 2023 of CHF 1.06 per share (USD equivalent of approximately $1.16 per share, which would result in a gross aggregate dividend of approximately $184.2 million, based on the exchange rate and shares outstanding, net of treasury shares, on March 31, 2023).
In September 2022, the Company paid gross cash dividends of CHF 0.96 (USD equivalent of $0.98) per common share, totaling $158.7 million on the Company's outstanding common shares. In September 2021, the Company paid cash dividends of CHF 0.87 (USD equivalent of $0.95) per common share, totaling $159.4 million on the Company’s outstanding common shares. In September 2020, the Company paid cash dividends of CHF 0.79 (USD equivalent of $0.87) per common share, totaling $146.7 million on the Company's outstanding common shares.
Any future dividends will be subject to the approval of the Company's shareholders.
Legal Reserves
Under Swiss corporate law, a minimum of 5% of the Company's annual net income must be retained in a legal reserve until this legal reserve equals 20% of the Company's issued and outstanding aggregate par value per share capital. These legal reserves represent an appropriation of retained earnings that are not available for distribution and totaled $10.4 million at March 31, 2023 (based on the exchange rate at March 31, 2023).
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

In July 2022, the Company’s Board of Directors approved an increase of $500 million to the 2020 share repurchase program, to an aggregate amount of up to $1.5 billion to purchase up to 17.3 million of Logitech shares. The Swiss Takeover Board approved this increase and it became effective on August 19, 2022. The 2020 share repurchase program is expected to remain in effect for a period of three years through July 27, 2023. As of March 31, 2023, $505.8 million was available for repurchase under the 2020 repurchase program.

A summary of the approved and active share repurchase program in fiscal year 2023 is shown in the following table (in thousands, excluding transaction costs):

	Approved		Repurchased
Share Repurchase Program	Shares (1)	Amounts	Shares	Amounts
May 2020	17,311	$1,500,000	14,014	$994,156
(1) The approval of the share repurchase program by the Swiss Takeover Board limits the number of shares that the Company may repurchase to no more than 10% of its authorized share capital and voting rights.
Logitech International S.A. | Fiscal 2023 Form 10-K | 94

Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss were as follows (in thousands):

	Currency Translation Adjustment	Defined Benefit Plans	Deferred Hedging Gains (Losses)	Total
March 31, 2022	$(102,461)	$(3,495)	$1,833	$(104,123)
Other comprehensive income (loss)	1,592	8,020	(5,766)	3,846
March 31, 2023	$(100,869)	$4,525	$(3,933)	$(100,277)
Note 15—Segment Information
The Company operates in a single operating segment that encompasses the design, manufacturing and marketing of peripherals for PCs, tablets, gaming, video conferencing, and other digital platforms. Operating performance measures are provided directly to the Company's CEO, who is considered to be the Company’s Chief Operating Decision Maker. The CEO periodically reviews information such as sales and adjusted operating income (loss) to make business decisions. These operating performance measures do not include restructuring charges (credits), net, share-based compensation expense, amortization and impairment of intangible assets, acquisition-related costs and change in fair value of contingent consideration from business acquisitions.
Sales by product categories were as follows (in thousands):

	Years Ended March 31,
	2023	2022	2021
Pointing Devices	$728,357	$781,108	$680,907
Keyboards & Combos	836,432	967,301	784,488
PC Webcams	227,692	403,651	439,865
Tablet & Other Accessories	254,374	310,123	384,301
Gaming (1)	1,211,485	1,451,883	1,239,005
Video Collaboration	887,517	997,164	1,044,935
Mobile Speakers	111,649	149,782	174,895
Audio & Wearables	274,231	401,424	468,776
Other (2)	7,081	18,665	35,107
Total Sales	$4,538,818	$5,481,101	$5,252,279
(1) Gaming includes streaming services revenue generated by Streamlabs.
(2) Other includes Smart Home.
Sales by geographic region (based on the customers' locations) for fiscal years 2023, 2022 and 2021 were as follows (in thousands):

	Years Ended March 31,
	2023	2022	2021
Americas	$1,930,908	$2,317,941	$2,206,552
EMEA	1,299,657	1,724,027	1,735,682
Asia Pacific	1,308,253	1,439,133	1,310,045
Total Sales	$4,538,818	$5,481,101	$5,252,279
Revenues from sales to customers in the United States represented 35%, 34% and 35% of sales in fiscal years 2023, 2022 and 2021, respectively. Revenues from sales to customers in Germany represented 14%, 15% and 16% of sales in fiscal years 2023, 2022 and 2021, respectively. Revenues from sales to customers in China represented 11% and 10% of sales in fiscal years 2023 and 2022, respectively. No other country represented more
Logitech International S.A. | Fiscal 2023 Form 10-K | 95

than 10% of sales during these periods presented herein. Revenues from sales to customers in Switzerland, the Company's country of domicile, represented 3% of sales in each of fiscal years 2023, 2022 and 2021.
Property, plant and equipment, net (excluding software) and right-of-use assets by geographic region were as follows (in thousands):

	March 31,
	2023	2022
Americas	$59,183	$22,578
EMEA	38,890	23,830
Asia Pacific	69,939	87,265
Total	$168,012	$133,673
Property, plant and equipment, net (excluding software) and right-of-use assets in the United States, China, and Ireland were $58.7 million, $48.8 million, and $17.7 million, respectively, as of March 31, 2023. Property, plant and equipment, net (excluding software) and right-of-use assets in the United States and China were $21.7 million and $66.8 million, respectively, as of March 31, 2022. Property, plant and equipment, net (excluding software) and right-of-use assets in Switzerland, the Company's country of domicile, were $13.7 million and $13.6 million as of March 31, 2023 and 2022, respectively. No other countries represented more than 10% of the Company's total consolidated property, plant and equipment, net (excluding software) and right-of-use assets as of March 31, 2023 or 2022.

Note 16—Restructuring
The following table summarizes restructuring-related activities during fiscal years 2023 and 2022 (in thousands):

	Termination Benefits	Contract Termination and Other	Total
Accrued restructuring liability at March 31, 2021 (1)	$627	$—	$627
Charges, net	879	1,286	2,165
Cash payments	(945)	(390)	(1,335)
Accrued restructuring liability at March 31, 2022 (1)	$561	$896	$1,457
Charges, net	27,631	6,942	34,573
Cash payments	(14,015)	(2,481)	(16,496)
Accrued restructuring liability at March 31, 2023 (1)	$14,177	$5,357	$19,534
(1) The accrual balances are included in accrued and other current liabilities on the Company’s consolidated balance sheets.

During the second quarter of fiscal year 2023, the Company initiated a restructuring plan to realign its business group and engineering structure with its go-to-market strategy to more effectively compete within the enterprise market and to better serve end-users. During the fourth quarter of fiscal year 2023, the Company undertook further actions to remove organization layers as well as streamline its marketing organization to increase efficiency. These actions resulted in charges related to employee severance and other termination benefits as well as contract termination and other costs. The Company recorded pre-tax charges totaling $34.6 million in restructuring charges, net in the consolidated statement of operations for the year ended March 31, 2023. The Company expects to substantially complete these restructuring activities within the next twelve months.

During the third quarter of fiscal year 2022, as part of the Company's strategic review, the Company decided to cease future product launches under the Jaybird brand within the Audio & Wearables product category. As a result, the Company recorded $7.6 million in cost of goods sold related to write-offs for excess inventories, $7.0 million impairment to the intangible assets acquired as part of the Jaybird acquisition (see Note 11), and $2.2 million in restructuring charges, net, related to production cancellation costs and employee severance and other termination benefits, for the year ended March 31, 2022. This restructuring plan has been substantially completed during fiscal year 2023.
Logitech International S.A. | Fiscal 2023 Form 10-K | 96

Note 17 — Leases

The Company is a lessee in various noncancellable operating leases, primarily real estate facilities for office space. As of March 31, 2023, the Company's lease arrangements are comprised of operating leases with various expiration dates through November 30, 2033. The lease term for all of the Company’s leases includes the noncancellable period of the lease. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into the Company's determination of the duration of the lease arrangement. The Company's leases do not contain any material residual value guarantees.

The total operating lease costs including short-term lease costs were $21.2 million, $17.3 million and $15.0 million as of March 31, 2023, 2022, and 2021, respectively. Total variable lease costs were not material during the year ended March 31, 2023, 2022 and 2021. The total operating and variable lease costs were included in cost of goods sold, marketing and selling, research and development, and general and administrative in the Company's consolidated statements of operations.

Supplemental cash flow information related to operating leases (in thousands):

	Years Ended March 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$16,565	$15,400	$13,865
ROU assets obtained in the exchange for operating lease liabilities	$43,093	$22,174	$15,659

Future lease payments included in the measurement of operating lease liabilities as of March 31, 2023 for the following five fiscal years and thereafter are as follows (in thousands):

Years Ending March 31,
2024	$13,409
2025	13,657
2026	10,769
2027	10,155
2028	9,107
Thereafter	40,889
Total lease payments	$97,986
Less: imputed interest	(15,416)
Less: tenant improvement allowance (1)	(11,554)
Present value of lease liabilities	$71,016

(1) The operating leases for two real estate facilities in the Americas region provide for tenant improvement allowances, for which the lessors reimburse the Company for the costs of constructing leasehold improvements up to $11.6 million.

Weighted-average lease terms and discount rates were as follows:

	Years Ended March 31,
	2023	2022
Weighted-average remaining lease terms (in years)	8.1	4.6
Weighted-average discount rate	3.7%	2.8%

Logitech International S.A. | Fiscal 2023 Form 10-K | 97

Schedule II
LOGITECH INTERNATIONAL S.A.
VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Years Ended March 31, 2023, 2022 and 2021 (in thousands)
The Company's Schedule II includes valuation and qualifying accounts related to allowances for doubtful accounts, sales returns, cooperative marketing arrangements, customer incentive programs, and pricing programs, for direct customers and tax valuation allowances. The Company also has sales incentive programs for indirect customers with whom it does not have a direct sales and receivable relationship. These programs are recorded as accrued liabilities and are not considered valuation or qualifying accounts.

	Balance at Beginning of Year	Charged (Credited) to Statement of Operations (1)	Claims and Adjustments Applied Against Allowances (1)	Balance at End of Year
Allowance for doubtful accounts:
2023	$2,212	$(2,019)	$(107)	$86
2022	$1,161	$1,691	$(640)	$2,212
2021	$1,894	$(533)	$(200)	$1,161
Allowance for sales returns:
2023	$12,321	$157,619	$(159,794)	$10,146
2022	$14,438	$162,381	$(164,498)	$12,321
2021	$6,599	$122,803	$(114,964)	$14,438
Allowance for cooperative marketing arrangements:
2023	$56,372	$262,363	$(278,240)	$40,495
2022	$43,276	$286,116	$(273,020)	$56,372
2021	$38,794	$222,732	$(218,250)	$43,276
Allowance for customer incentive programs:
2023	$97,460	$329,666	$(355,481)	$71,645
2022	$76,200	$348,072	$(326,812)	$97,460
2021	$55,741	$256,755	$(236,296)	$76,200
Allowance for pricing programs:
2023	$120,797	$784,835	$(806,810)	$98,822
2022	$120,568	$885,228	$(884,999)	$120,797
2021	$100,168	$782,734	$(762,334)	$120,568
Tax valuation allowance:
2023	$29,858	$908	$—	$30,766
2022	$28,926	$887	$45	$29,858
2021	$29,171	$(245)	$—	$28,926

(1) The amounts for fiscal years 2023, 2022 and 2021 include immaterial impacts from the business acquisitions during the year.

Logitech International S.A. | Fiscal 2023 Form 10-K | 98