Form 10-Q
period 2023-06-30
LOGITECH INTERNATIONAL S.A.
filed 2023-07-27
CIK 1032975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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
3930 North First Street
San Jose, California 95134
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

As of July 13, 2023, there were 158,146,980 shares of the Registrant’s share capital outstanding.

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

Our fiscal year ends on March 31. Interim quarters are generally thirteen-week periods, each ending on a Friday of each quarter. The first quarter of fiscal year 2024 ended on June 30, 2023. The same quarter in the prior fiscal year ended on July 1, 2022. For purposes of presentation, we have indicated our quarterly periods end on the last day of the calendar quarter.
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

Recordings of our earnings videoconferences and certain events we participate in or host, with members of the investment community are posted on our investor relations website at https://ir.logitech.com. Additionally, we provide notifications of news or announcements regarding our operations and financial performance, including SEC filings, investor events, and press and earnings releases as part of our investor relations website. We intend to use our investor relations website as means of disclosing material nonpublic information and for complying with our disclosure obligations under Regulation FD. Our corporate governance information also is available on our investor relations website.

All references to our websites are intended to be inactive textual references only, and the contents of such websites do not constitute a part of and are not intended to be incorporated into this Quarterly Report on Form 10-Q.

PART I — FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three months ended June 30,
	2023	2022
Net sales	$974,499	$1,159,865
Cost of goods sold	595,712	697,220
Amortization of intangible assets	3,145	3,042
Gross profit	375,642	459,603

Operating expenses:
Marketing and selling	179,185	229,378
Research and development	70,559	75,517
General and administrative	41,297	35,860
Amortization of intangible assets and acquisition-related costs	2,685	3,369
Restructuring charges, net	3,511	—
Total operating expenses	297,237	344,124

Operating income	78,405	115,479
Interest income	9,826	1,449
Other income (expense), net	(12,972)	5,624
Income before income taxes	75,259	122,552
Provision for income taxes	12,532	21,716
Net income	$62,727	$100,836

Net income per share:
Basic	$0.39	$0.61
Diluted	$0.39	$0.61

Weighted average shares used to compute net income per share:
Basic	158,859	164,679
Diluted	160,155	166,406

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three months ended June 30,
	2023	2022
Net income	$62,727	$100,836
Other comprehensive income (loss):
Currency translation loss:
Currency translation loss, net of taxes	(1,529)	(21,220)
Defined benefit plans:
Net gain and prior service costs, net of taxes	—	84
Reclassification of amortization included in other income (expense), net	(4)	(113)
Hedging gain (loss):
Deferred hedging gain (loss), net of taxes	(704)	6,629
Reclassification of hedging gain (loss) included in cost of goods sold	2,986	(2,091)
Total other comprehensive income (loss)	749	(16,711)
Total comprehensive income	$63,476	$84,125

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	June 30, 2023	March 31, 2023
Assets
Current assets:
Cash and cash equivalents	$1,251,086	$1,149,023
Accounts receivable, net	562,602	630,382
Inventories	572,344	682,893
Other current assets	111,572	142,876
Total current assets	2,497,604	2,605,174
Non-current assets:
Property, plant and equipment, net	126,965	121,503
Goodwill	453,922	454,610
Other intangible assets, net	57,230	63,173
Other assets	304,160	316,293
Total assets	$3,439,881	$3,560,753
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$386,599	$406,968
Accrued and other current liabilities	570,544	643,139
Total current liabilities	957,143	1,050,107
Non-current liabilities:
Income taxes payable	107,925	106,391
Other non-current liabilities	148,738	146,695
Total liabilities	1,213,806	1,303,193
Commitments and contingencies (Note 10)
Shareholders’ equity:
Registered shares, CHF 0.25 par value:	30,148	30,148
Issued shares — 173,106 at June 30, 2023 and March 31, 2023
Additional shares that may be issued out of conditional capital — 50,000 at June 30, 2023 and March 31, 2023
Additional shares that may be issued out of authorized capital — 17,311 at June 30, 2023 and March 31, 2023
Additional paid-in capital	49,734	127,380
Shares in treasury, at cost — 14,484 at June 30, 2023 and 13,763 at March 31, 2023	(994,581)	(977,266)
Retained earnings	3,240,302	3,177,575
Accumulated other comprehensive loss	(99,528)	(100,277)
Total shareholders’ equity	2,226,075	2,257,560
Total liabilities and shareholders’ equity	$3,439,881	$3,560,753

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three months ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$62,727	$100,836
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	17,498	18,626
Amortization of intangible assets	5,827	6,229
Loss (gain) on investments	11,823	(11,357)
Share-based compensation expense	21,511	23,690
Deferred income taxes	2,962	265
Other	24	(124)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	65,390	(44,572)
Inventories	110,440	(324)
Other assets	34,342	4,932
Accounts payable	(18,420)	(70,034)
Accrued and other liabilities	(74,329)	(63,835)
Net cash provided by (used in) operating activities	239,795	(35,668)
Cash flows from investing activities:
Purchases of property, plant and equipment	(16,238)	(19,563)
Investment in privately held companies	(34)	(2,088)
Acquisitions, net of cash acquired	—	(5,839)
Purchases of deferred compensation investments	(1,069)	(922)
Proceeds from sales of deferred compensation investments	1,071	943
Other investing activities	(1,260)	—
Net cash used in investing activities	(17,530)	(27,469)
Cash flows from financing activities:
Purchases of registered shares	(95,076)	(120,619)
Proceeds from exercises of stock options and purchase rights	2,113	—
Tax withholdings related to net share settlements of restricted stock units	(24,196)	(24,144)
Net cash used in financing activities	(117,159)	(144,763)
Effect of exchange rate changes on cash and cash equivalents	(3,043)	(14,159)
Net increase (decrease) in cash and cash equivalents	102,063	(222,059)
Cash and cash equivalents, beginning of the period	1,149,023	1,328,716
Cash and cash equivalents, end of the period	$1,251,086	$1,106,657
Supplementary Cash Flow Disclosures:
Non-cash investing and financing activities:
Property, plant and equipment purchased during the period and included in period end liability accounts	$15,375	$14,069
Non-cash contingent consideration for acquisition	$—	$1,151
Right-of-use assets obtained in exchange for operating lease liabilities	$1,399	$—
Supplemental cash flow information:
Income taxes paid, net	$10,019	$32,901
The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)
(unaudited)

Three Months Ended June 30, 2023

			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
March 31, 2023	173,106	$30,148	$127,380	13,763	$(977,266)	$3,177,575	$(100,277)	$2,257,560
Total comprehensive income	—	—	—	—	—	62,727	749	63,476
Purchases of registered shares	—	—	—	1,607	(95,076)	—	—	(95,076)
Sales of shares upon exercise of stock options and purchase rights	—	—	(1,867)	(48)	3,980	—	—	2,113
Issuance of shares upon vesting of restricted stock units	—	—	(97,977)	(838)	73,781	—	—	(24,196)
Share-based compensation	—	—	22,198	—	—	—	—	22,198
June 30, 2023	173,106	$30,148	$49,734	14,484	$(994,581)	$3,240,302	$(99,528)	$2,226,075

Three Months Ended June 30, 2022

			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
March 31, 2022	173,106	$30,148	$129,925	7,855	$(632,893)	$2,975,681	$(104,123)	$2,398,738
Total comprehensive income	—	—	—	—	—	100,836	(16,711)	84,125
Purchases of registered shares	—	—	—	1,980	(120,619)	—	—	(120,619)
Issuance of shares upon vesting of restricted stock units	—	—	(55,383)	(784)	31,239	—	—	(24,144)
Share-based compensation	—	—	24,258	—	—	—	—	24,258
June 30, 2022	173,106	$30,148	$98,800	9,051	$(722,273)	$3,076,517	$(120,834)	$2,362,358

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
Basis of Presentation

The condensed consolidated financial statements include the accounts of Logitech and its subsidiaries. All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and therefore do not include all the information required by U.S. GAAP for complete financial statements. The condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2023, included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on May 17, 2023.

In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of only normal and recurring adjustments, necessary and in all material aspects, for a fair statement of the results of operations, comprehensive income, financial position, cash flows and changes in shareholders' equity for the periods presented. Operating results for the three months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2024, or any future periods.

Change in Presentation of Sales by Product Category

During the first quarter of fiscal year 2024, the Company changed its presentation of Sales by Product Category, included in Note 12, to provide a simpler and clearer view of the Company's business. The change in presentation did not have an impact on previously reported total sales. These changes included reclassifications of sales between certain product categories resulting in the following:

•The Webcams category (previously PC Webcams) now includes PC webcams and VC webcams;
•Headsets is a new category which includes PC headsets and VC headsets;
•The Mobile Speakers category is no longer a separate category as sales have been reclassified into the Other category;
•The Audio & Wearables category is no longer a separate category as sales have been reclassified into other categories as discussed below.

As a result of these changes, certain prior-period amounts for the three months ended June 30, 2022 have been reclassified to conform to the current period presentation as follows (in thousands):

	As previously reported	Reclassifications		As adjusted
Gaming	$282,806	$15,115	(1)	$297,921
Keyboards & Combos	227,720	—		227,720
Pointing Devices	183,283	—		183,283
Video Collaboration	246,242	(64,610)	(2) (3)	181,632
Webcams (3)	59,386	49,876	(3)	109,262
Tablet Accessories	66,585	—		66,585
Headsets	—	45,943	(2)	45,943
Other	2,087	45,432	(4) (5)	47,519
Mobile Speakers	22,310	(22,310)	(4)	—
Audio & Wearables	69,446	(69,446)	(1) (2) (5)	—
Total Sales	$1,159,865	$—		$1,159,865

(1) Reclassification of Blue Microphones from "Audio & Wearables" to the Gaming category.
(2) Reclassification of VC headsets and PC headsets to the new Headsets category from "Video Collaboration" and "Audio & Wearables," respectively.
(3) The Webcams category includes amounts previously reported as "PC Webcams" as well as amounts from VC webcams reclassified from "Video Collaboration."
(4) Reclassification of all amounts previously reported in "Mobile Speakers" to the Other category.
(5) Reclassification of PC speakers previously reported in "Audio & Wearables" to the Other category.

Changes in Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies during the three months ended June 30, 2023 compared with the significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

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

Risks and Uncertainties
Impacts of Macroeconomic and Geopolitical Conditions on the Company's Business
The Company's business has been impacted by adverse macroeconomic and geopolitical conditions. These conditions include inflation, interest rate and foreign currency fluctuations, slowdown of economic activity around the world, and lower consumer and enterprise spending. In addition, the war in Ukraine resulted in global supply chain, logistics, and inflationary challenges. The Company has had no revenue in Russia and Ukraine since fiscal year

2023 as it has indefinitely ceased all sales and shipments to Russia and sales in Ukraine have also been halted due to the ongoing military operations on the Ukrainian territory.
The global and regional economic and political conditions adversely affect demand for the Company's products. These conditions also had an impact on the Company's suppliers, contract manufacturers, logistics providers, and distributors, causing volatility in cost of materials and shipping and transportation rates, and as a result impacting the pricing of the Company's products.
Note 2 — Net Income Per Share

The following table summarizes the computations of basic and diluted net income per share for the three months ended June 30, 2023 and 2022 (in thousands, except per share amounts):

	Three months ended June 30,
	2023	2022
Net income	$62,727	$100,836

Shares used in net income per share computation:
Weighted average shares outstanding - basic	158,859	164,679
Effect of potentially dilutive equivalent shares	1,296	1,727
Weighted average shares outstanding - diluted	160,155	166,406

Net income per share:
Basic	$0.39	$0.61
Diluted	$0.39	$0.61

Share equivalents attributable to outstanding stock options, restricted stock units and employee share purchase plans totaling 2.0 million and 3.4 million for the three months ended June 30, 2023 and 2022, respectively, were excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive. A small number of performance-based restricted stock units were not included in the dilutive net income per share calculation because all necessary conditions had not been satisfied by the end of the respective period, and those shares were not issuable if the end of the reporting period were the end of the performance contingency period.

Note 3 — Employee Benefit Plans

Employee Share Purchase Plans and Stock Incentive Plans

As of June 30, 2023, the Company offers the 2006 Employee Share Purchase Plan (Non-U.S.), as amended and restated ("2006 ESPP"), the 1996 Employee Share Purchase Plan (U.S.), as amended and restated ("1996 ESPP"), and the 2006 Stock Incentive Plan ("2006 Plan") as amended and restated. Shares issued to employees as a result of purchases or exercises under these plans are generally issued from shares held in treasury stock.

The following table summarizes the share-based compensation expense and total income tax benefit recognized for share-based awards for the three months ended June 30, 2023 and 2022 (in thousands):

	Three months ended June 30,
	2023	2022
Cost of goods sold	$1,415	$1,461
Marketing and selling	10,483	9,797
Research and development	4,453	5,532
General and administrative	5,160	6,900
Total share-based compensation expense	21,511	23,690
Income tax benefit	(5,318)	(4,322)
Total share-based compensation expense, net of income tax benefit	$16,193	$19,368

The income tax benefit in the respective periods primarily consisted of tax benefits related to the share-based compensation expense for the period and direct tax benefit realized, including net excess tax benefits recognized from share-based awards vested or exercised during the period.

Share-based compensation costs capitalized as part of inventory were $1.9 million and $1.8 million for the three months ended June 30, 2023 and 2022, respectively.

Defined Benefit Plans

Certain of the Company’s subsidiaries sponsor defined benefit pension plans or non-retirement post-employment benefits covering substantially all of their employees. Benefits are provided based on employees’ years of service and earnings, or in accordance with applicable employee benefit regulations. The Company’s practice is to fund amounts sufficient to meet the requirements set forth in the applicable employee benefit and tax regulations. The costs of $1.9 million and $2.8 million for the three months ended June 30, 2023 and 2022, respectively, were primarily related to service costs.

Note 4 — Income Taxes

The Company is incorporated in Switzerland but operates in various countries with differing tax laws and rates. Further, a portion of the Company’s income before taxes and the provision for (benefit from) income taxes are generated outside of Switzerland.

The income tax provision for the three months ended June 30, 2023 was $12.5 million based on an effective income tax rate of 16.7% of pre-tax income, compared to an income tax provision of $21.7 million based on an effective income tax rate of 17.7% of pre-tax income for the three months ended June 30, 2022.

The change in the effective income tax rate for the three months ended June 30, 2023, compared with the same period ended June 30, 2022 was primarily due to the mix of income and losses in the various tax jurisdictions in which the Company operates and the tax impact from share-based compensation for the three months ended June 30, 2023.

Although the Company has adequately provided for uncertain tax positions, the provisions related to these positions may change as revised estimates are made or the underlying matters are settled or otherwise resolved. During fiscal year 2024, the Company continues to review its tax positions and provide for or reverse unrecognized tax benefits as they arise. During the next twelve months, it is reasonably possible that the amount of unrecognized tax benefits could increase or decrease significantly due to changes in tax law in various jurisdictions, new tax audits and changes in the U.S. dollar as compared to other currencies.

On August 16, 2022, the “Inflation Reduction Act” (H.R. 5376) ("IRA") was signed into law in the United States. The IRA establishes a new corporate alternative minimum tax based on financial statement income adjusted for certain items. The new minimum tax is effective for tax years beginning after December 31, 2022. The IRA does not have a material impact to the Company's financial statements for tax year ending March 31, 2024.

Note 5 — Balance Sheet Components

The following table presents the components of certain balance sheet asset amounts (in thousands):

	June 30, 2023	March 31, 2023
Accounts receivable, net:
Accounts receivable	$784,489	$851,576
Allowance for doubtful accounts	(48)	(86)
Allowance for sales returns	(10,522)	(10,146)
Allowance for cooperative marketing arrangements	(39,249)	(40,495)
Allowance for customer incentive programs	(71,033)	(71,645)
Allowance for pricing programs	(101,035)	(98,822)
	$562,602	$630,382
Inventories:
Raw materials	$136,921	$171,790
Finished goods	435,423	511,103
	$572,344	$682,893
Other current assets:
Value-added tax ("VAT") receivables	$41,932	$60,343
Prepaid expenses and other assets	69,640	82,533
	$111,572	$142,876
Property, plant and equipment, net:
Property, plant and equipment	$511,130	$518,358
Less: accumulated depreciation and amortization	(384,165)	(396,855)
	$126,965	$121,503
Other assets:
Deferred tax assets	$172,925	$171,989
Right-of-use assets	64,304	67,330
Investments in privately held companies	31,272	33,323
Investments for deferred compensation plan	29,884	28,213
Other assets	5,775	15,438
	$304,160	$316,293

The following table presents the components of certain balance sheet liability amounts (in thousands):

	June 30, 2023	March 31, 2023
Accrued and other current liabilities:
Accrued customer marketing, pricing and incentive programs	$184,503	$206,546
Accrued personnel expenses	92,109	103,592
Accrued loss for inventory purchase commitments	39,547	46,608
Accrued sales return liability	37,661	49,462
Warranty liabilities	28,076	28,861
VAT payable	19,066	33,328
Income taxes payable	18,901	18,788
Operating lease liabilities	12,900	12,655
Contingent consideration	6,500	6,629
Other current liabilities	131,281	136,670
	$570,544	$643,139
Other non-current liabilities:
Operating lease liabilities	$60,074	$58,361
Employee benefit plan obligations	31,974	32,421
Obligation for deferred compensation plan	29,884	28,213
Warranty liabilities	11,809	12,025
Deferred tax liabilities	2,533	2,803
Other non-current liabilities	12,464	12,872
	$148,738	$146,695

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis, excluding assets related to the Company’s defined benefit pension plans, classified by the level within the fair value hierarchy (in thousands):

	June 30, 2023			March 31, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$745,255	$—	$—	$661,884	$—	$—
Investments for deferred compensation plan included in other assets:
Cash	$68	$—	$—	$41	$—	$—
Common stock	1,193	—	—	988	—	—
Money market funds	10,592	—	—	9,606	—	—
Mutual funds	18,031	—	—	17,578	—	—
Total investments for deferred compensation plan	$29,884	$—	$—	$28,213	$—	$—

Currency derivative assets included in other current assets	$—	$141	$—	$—	$107	$—

Liabilities:
Contingent consideration included in accrued and other current liabilities	$—	$—	$6,500	$—	$—	$6,629
Currency derivative liabilities included in accrued and other current liabilities	$—	$893	$—	$—	$2,187	$—
Contingent Consideration for Business Acquisitions

The following table summarizes the change in the Company's contingent consideration balance during the three months ended June 30, 2023 and 2022 (in thousands):

	Three months ended June 30,
	2023	2022
Beginning of the period	$6,629	$12,259
Fair value of contingent consideration upon acquisition	—	1,142
Effect of foreign currency exchange rate changes	(129)	—
End of the period	$6,500	$13,401

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

Investments for Deferred Compensation Plan

The marketable securities for the Company's deferred compensation plan were recorded at a fair value of $29.9 million and $28.2 million, as of June 30, 2023 and March 31, 2023, respectively, based on quoted market prices. Quoted market prices are observable inputs that are classified as Level 1 within the fair value hierarchy. Unrealized gains (losses) related to marketable securities for the three months ended June 30, 2023 and 2022 were not material and were included in other income (expense), net in the Company's condensed consolidated statements of operations.

Equity Method Investments

The Company has certain non-marketable investments included in other assets that are accounted for as equity method investments, with a carrying value of $18.4 million and $20.5 million as of June 30, 2023 and March 31, 2023, respectively. Gains (losses) related to equity method investments for the three months ended June 30, 2023 and 2022 were not material and are included in other income (expense), net in the Company's condensed consolidated statements of operations. There was no impairment of equity method investments during the three months ended June 30, 2023 and 2022.

Assets Measured at Fair Value on a Nonrecurring Basis

Financial Assets

The Company has certain equity investments without readily determinable fair values due to the absence of quoted market prices, the inherent lack of liquidity, and the fact that inputs used to measure fair value are unobservable and require management's judgment. When certain events or circumstances indicate that impairment may exist, the Company revalues the investments using various assumptions, including the financial metrics and ratios of comparable public companies. The carrying value is also adjusted for observable price changes with the same or similar security from the same issuer. The amount of these equity investments without readily determinable fair values included in other assets was $12.6 million as of June 30, 2023 and March 31, 2023. During the three months ended June 30, 2022, the Company recorded an unrealized gain, before tax, of $6.9 million for its investment in a private company as a result of observable price changes for similar securities issued by this company (level 2 fair value measurement). There was no impairment of these financial assets during the three months ended June 30, 2023 and 2022.

During the three months ended June 30, 2023, the Company recorded an impairment loss, before tax, of $9.6 million as a result of the write-off of a note receivable which has been deemed no longer recoverable. This note receivable was previously obtained in conjunction with an exchange transaction related to the Company's investment in a privately held company. The impairment loss is included in other income (expense), net in the Company's condensed consolidated statement of operations for the three months ended June 30, 2023.

Non-Financial Assets

Goodwill, intangible assets, and property, plant and equipment, are not required to be measured at fair value on a recurring basis. However, if the Company is required to evaluate these non-financial assets for impairment, whether due to certain triggering events or because of the required annual impairment test, and a resulting impairment is recorded to reduce the carrying value to the fair value, the non-financial assets are measured at fair value during such period. There was no impairment of non-financial assets during the three months ended June 30, 2023 and 2022.

Note 7 — Derivative Financial Instruments

Under certain agreements with the respective counterparties to the Company’s derivative contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, the Company presents its derivative assets and derivative liabilities on a gross basis in other current assets and accrued and other current liabilities, respectively, on the condensed consolidated balance sheets as of June 30, 2023 and March 31, 2023. See Note 6 for the fair values of the Company’s derivative instruments as of June 30, 2023 and March 31, 2023.

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

The notional amounts of foreign currency exchange forward contracts outstanding related to forecasted inventory purchases were $84.2 million and $72.6 million as of June 30, 2023 and March 31, 2023, respectively. The Company had $1.7 million of net losses related to its cash flow hedges included in accumulated other comprehensive loss as of June 30, 2023, which will be reclassified into earnings within the next twelve months.

 The following table presents the amounts of gain (loss) on the Company’s derivative instruments designated as hedging instruments for the three months ended June 30, 2023 and 2022 and their locations on its condensed consolidated statements of operations and condensed consolidated statements of comprehensive income (in thousands):

	Three months ended June 30,
	Amount of Gain (Loss) Deferred as a Component of Accumulated Other Comprehensive Loss		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss to Costs of Goods Sold
	2023	2022	2023	2022
Cash flow hedges	$(704)	$6,629	$2,986	$(2,091)

The Company presents the earnings impact from forward points in the same line item that is used to present the earnings impact of the hedged item, i.e. cost of goods sold, for hedging forecasted inventory purchases and such amount is not material for all periods presented.

Other Derivatives

The Company also enters into foreign currency exchange forward and swap contracts to reduce the short-term effects of currency exchange rate fluctuations on certain receivables or payables denominated in currencies other than the functional currencies of its subsidiaries. These contracts generally mature within approximately one month. The primary risk managed by using forward and swap contracts is the currency exchange rate risk. The gains or losses on these contracts are not material and included in other income (expense), net in the condensed consolidated statements of operations based on the changes in fair value. The notional amounts of these contracts outstanding as of June 30, 2023 and March 31, 2023 were $98.3 million and $111.2 million, respectively. Foreign currency exchange forward and swap contracts outstanding as of June 30, 2023 primarily consisted of contracts in Brazilian Real, Japanese Yen, and Canadian Dollar to be settled at future dates at predetermined exchange rates.

The fair value of all foreign currency exchange forward and swap contracts is determined based on observable market transactions of spot currency rates and forward rates. Cash flows from these contracts are classified as operating activities in the condensed consolidated statements of cash flows.

Note 8 — Goodwill and Other Intangible Assets

The Company conducts its impairment analysis of goodwill annually at December 31 or more frequently if changes in facts and circumstances indicate that it is more likely than not that the fair value of the Company’s reporting unit may be less than its carrying amount. There have been no triggering events identified affecting the valuation of goodwill and intangible assets during the three months ended June 30, 2023 and 2022.

The following table summarizes the activities in the Company’s goodwill balance (in thousands):

As of March 31, 2023	$454,610
Effects of foreign currency translation	(688)
As of June 30, 2023	$453,922

The Company's acquired intangible assets were as follows (in thousands):

	June 30, 2023			March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	$36,790	$(27,794)	$8,996	$36,790	$(26,774)	$10,016
Developed technology	121,730	(97,952)	23,778	121,730	(94,792)	26,938
Customer contracts/relationships	71,110	(49,349)	21,761	71,110	(47,688)	23,422
In-process R&D	3,526	—	3,526	3,526	—	3,526
Effects of foreign currency translation	(1,211)	380	(831)	(1,021)	292	(729)
Total	$231,945	$(174,715)	$57,230	$232,135	$(168,962)	$63,173

Note 9 — Financing Arrangements

The Company had several uncommitted, unsecured bank lines of credit and letters of credit aggregating $172.0 million and $181.3 million as of June 30, 2023 and March 31, 2023, respectively. There are no financial covenants under the lines of credit with which the Company must comply. There was no borrowing outstanding under the lines of credit as of June 30, 2023 or March 31, 2023. As of June 30, 2023 and March 31, 2023, the Company had outstanding bank guarantees of $9.2 million and $13.6 million, respectively.

Note 10 — Commitments and Contingencies

Product Warranties

Changes in the Company’s warranty liabilities for the three months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three months ended June 30,
	2023	2022
Beginning of the period	$40,886	$46,219
Provision	9,092	6,623
Settlements	(9,918)	(8,281)
Effects of foreign currency translation	(175)	(720)
End of the period	$39,885	$43,841

Indemnifications

The Company indemnifies certain of its suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of June 30, 2023, no material amounts have been accrued for these indemnification provisions. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under its indemnification arrangements.

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

Legal Proceedings
From time to time the Company is involved in claims and legal proceedings that arise in the ordinary course of its business. The Company is currently subject to several such claims and a small number of legal proceedings. The Company believes that these matters lack merit and intends to vigorously defend against them. Based on currently available information, the Company does not believe that resolution of pending matters will have a material adverse effect on its financial condition, cash flows and results of operations. However, litigation is subject to inherent uncertainties, and there can be no assurances that the Company's defenses will be successful or that any such lawsuit or claim would not have a material adverse impact on the Company's business, financial condition, cash flows and results of operations in a particular period. Any claims or proceedings against the Company, whether meritorious or not, can have an adverse impact because of defense costs, diversion of management and operational resources, negative publicity and other factors. Any failure to obtain a necessary license or other rights, or litigation arising out of intellectual property claims, could adversely affect the Company's business.

Note 11 — Shareholders’ Equity

Share Repurchases

2020 Share Repurchase Program

In May 2020, the Company's Board of Directors approved the 2020 share repurchase program, which authorized the Company to use up to $250.0 million to purchase Logitech shares. Shares may be repurchased from time to time on the open market, through block trades or otherwise. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors. In April 2021, the Company's Board of Directors approved an increase of $750.0 million of the 2020 share repurchase program, to an aggregate amount of $1.0 billion. The Swiss Takeover Board approved this increase and it became effective on May 21, 2021. In July 2022, the Company’s Board of Directors approved an increase of $500 million to the 2020 share repurchase program, to an aggregate amount of up to $1.5 billion. The Swiss Takeover Board approved this increase and it became effective on August 19, 2022. As of June 30, 2023, $411.0 million was available for repurchase under the 2020 share repurchase program. The 2020 share repurchase program expired on July 27, 2023.

2023 Share Repurchase Program

In June 2023, the Company's Board of Directors approved a new, three-year share repurchase program, which allows the Company to use up to $1.0 billion to repurchase its shares. The Swiss Takeover Board approved the 2023 share repurchase program in July 2023 and the program will become effective on July 28, 2023. Swiss law limits a company’s ability to hold or repurchase its own shares. Generally, the aggregate par value of all shares held by the company and its subsidiaries may not exceed 10% of the registered share capital of the company, which for Logitech corresponds to 17.3 million shares. Shares may be repurchased from time to time on the open market, through block trades or otherwise. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors.

Accumulated Other Comprehensive Income (Loss)

The accumulated other comprehensive income (loss) was as follows (in thousands):

	Cumulative Translation Adjustment	Defined Benefit Plans	Deferred Hedging Gains (Losses)	Total
March 31, 2023	$(100,869)	$4,525	$(3,933)	$(100,277)
Other comprehensive income (loss)	(1,529)	(4)	2,282	749
June 30, 2023	$(102,398)	$4,521	$(1,651)	$(99,528)

Note 12 — Segment Information

The Company operates in a single operating segment that encompasses the design, manufacturing and marketing of peripherals for gaming, PCs, tablets, video conferencing, and other digital platforms. Operating performance measures are provided directly to the Company's CEO, who is considered to be the Company’s Chief Operating Decision Maker. The CEO periodically reviews information such as sales and adjusted operating income (loss) to make business decisions. These operating performance measures do not include restructuring charges (credits), net, share-based compensation expense, amortization and impairment of intangible assets, acquisition-related costs, and change in fair value of contingent consideration from business acquisitions.

During the first quarter of fiscal year 2024, the Company changed its presentation of Sales by Product Category to provide a simpler and clearer view of the Company's business. The change in presentation did not have an impact on previously reported total sales. As a result of these changes, certain prior-period amounts for the three months ended June 30, 2022 have been reclassified to conform to the current period presentation. See Note 1 for further information on the change in presentation.

Sales by product category in the current presentation for the three months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three months ended June 30,
	2023	2022
Gaming (1)	$266,429	$297,921
Keyboards & Combos	180,855	227,720
Pointing Devices	174,454	183,283
Video Collaboration	139,346	181,632
Webcams	75,200	109,262
Tablet Accessories	70,336	66,585
Headsets	36,850	45,943
Other (2)	31,029	47,519
Total Sales	$974,499	$1,159,865
(1) Gaming includes streaming services revenue generated by Streamlabs.
(2) Other primarily consists of mobile speakers and PC speakers.

Sales by geographic region (based on the customers’ locations) for the three months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three months ended June 30,
	2023	2022
Americas	$445,168	$502,307
EMEA	258,878	290,479
Asia Pacific	270,453	367,079
Total Sales	$974,499	$1,159,865

Revenue from sales to customers in the United States, Germany and China each represented 10% or more of the total consolidated sales for each of the periods presented herein. No other countries represented 10% or more of the Company’s total consolidated sales for the periods presented herein.

Switzerland, the Company’s country of domicile, represented 2% of the Company's total consolidated sales for each of the three months ended June 30, 2023 and 2022.

Three customers of the Company each represented 10% or more of the total consolidated gross sales for each of the three months ended June 30, 2023 and 2022.

Property, plant and equipment, net (excluding software) and right-of-use assets by geographic region were as follows (in thousands):

	June 30, 2023	March 31, 2023
Americas	$69,509	$59,183
EMEA	35,583	38,890
Asia Pacific	63,207	69,939
Total	$168,299	$168,012

 Property, plant and equipment, net (excluding software) and right-of-use assets in the United States, China, and Ireland were $69.1 million, $43.7 million and $17.2 million, respectively, as of June 30, 2023, and $58.7 million, $48.8 million, and $17.7 million respectively, as of March 31, 2023. No other countries represented more than 10% of the Company’s total consolidated property, plant and equipment, net (excluding software) and right-of-use assets as of June 30, 2023 or March 31, 2023.

Property, plant and equipment, net (excluding software) and right-of-use assets in Switzerland, the Company’s country of domicile, were $11.3 million and $13.7 million as of June 30, 2023 and March 31, 2023, respectively.

Note 13 — Restructuring

During the second quarter of fiscal year 2023, the Company initiated a restructuring plan to realign its business group and engineering structure with its go-to-market strategy to more effectively compete within the enterprise market and to better serve end-users. During the fourth quarter of fiscal year 2023, the Company undertook further actions to remove organization layers as well as streamline its marketing organization to increase efficiency. These actions resulted in charges related to employee severance and other termination benefits as well as contract termination and other costs. The Company expects to substantially complete these restructuring activities within the next nine months.

The following table summarizes restructuring-related activities during the three months ended June 30, 2023 (in thousands):

	Termination Benefits	Contract Termination and Other	Total
Accrued restructuring liability at March 31, 2023 (1)	$14,177	$5,357	$19,534
Charges, net	3,475	36	3,511
Cash payments	(14,941)	(205)	(15,146)
Accrued restructuring liability at June 30, 2023 (1)	$2,711	$5,188	$7,899
(1) The accrual balances are included in accrued and other current liabilities on the Company’s condensed consolidated balance sheets.

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
Our diverse portfolio includes Gaming, Keyboards & Combos, Pointing Devices, Video Collaboration, Webcams, Tablet Accessories, and Headsets. We sell our products to a broad network of international customers, including direct sales to retailers, e-tailers, and end consumers through our e-commerce platform, and indirect sales to end customers through distributors.
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
Impacts of Macroeconomic and Geopolitical Conditions on our Business
Our business has been impacted by adverse macroeconomic and geopolitical conditions. These conditions include inflation, interest rate and foreign currency fluctuations, slowdown of economic activity around the world, and lower consumer and enterprise spending. In addition, the war in Ukraine resulted in global supply chain, logistics, and inflationary challenges. We have had no revenue in Russia and Ukraine since fiscal year 2023 as we have indefinitely ceased all sales and shipments to Russia and sales in Ukraine have also been halted due to the ongoing military operations on the Ukrainian territory.
The global and regional economic and political conditions adversely affect demand for our products. These conditions also had an impact on our suppliers, contract manufacturers, logistics providers, and distributors, causing volatility in cost of materials and shipping and transportation rates, and as a result, impacting the pricing of our products.
For additional information, see "Liquidity and Capital Resources" below and Part II, Item 1A "Risk Factors".
Trends and Uncertainties
Several long-term secular-trends offer long-term structural growth opportunities across Logitech’s product portfolio, including work and learn from anywhere (hybrid work), video everywhere, the rise of social gaming for participants and spectators, and the democratization of digital content creation. We design, create and sell products that benefit from these secular trends. The culture of hybrid work and learn provides an opportunity to equip meeting rooms, classrooms and personal workspaces, at home or in the office. It also provides an opportunity for increased commercial and consumer adoption of video conferencing. Our video collaboration products are compatible with a variety of video conference platforms, including Zoom, Microsoft Teams, Google Meet, etc. Moving from work to play, Logitech gaming and streaming products benefit from social gaming which continues to gain popularity through online gaming, multi-platform experiences and esports. In addition, the democratization of digital content creation presents an opportunity for anyone to be a content creator because of the accessibility of the tools necessary to code, design, create, make music, game or broadcast to professional standards.
While we believe we will further benefit from these secular trends, we have experienced and will continue to experience challenges that impact our business and financial results. These challenges include (i) the current macroeconomic environment, including interest rate fluctuations, inflation, foreign exchange movements and low economic growth in certain regions, (ii) low consumer confidence and recent declines in enterprise spending leading to reduced demand for some of our products, (iii) the uncertainty in strategy and timing of enterprises’ “return-to-office” impacting demand for our Video Collaboration and other products, and (iv) the timing of further development of our business-to-business go-to-market capabilities.
We expect these challenges to continue in the near-term. We have taken steps to mitigate the impact of these challenges, including but not limited to: (i) reduction in our operating expenses in order to maintain margins and size the business for the current market, (ii) reduction in inventories to more appropriately align with demand, (iii) continued investment in our business-to-business direct sales channel in order to improve performance, and (iv) release of new products to increase the value proposition of our portfolio.

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
Summary of Financial Results

Our total sales for the three months ended June 30, 2023 decreased 16% compared to the three months ended June 30, 2022, driven by a decline in sales of most of our product categories, as a result of lower demand.

Sales for the three months ended June 30, 2023 decreased 11%, 11% and 26% in the Americas, EMEA, and Asia Pacific regions, respectively, compared to the three months ended June 30, 2022.

Gross margin was 38.5% for the three months ended June 30, 2023 and decreased by 110 basis points compared to the three months ended June 30, 2022, primarily due to unfavorable impacts from changes in currency exchange rates and unfavorable product mix, partially offset by lower material costs and a reduction in our use of expedited shipping.

Operating expenses for the three months ended June 30, 2023 were $297.2 million, or 30.5% of sales, compared to $344.1 million, or 29.7% of sales, for the three months ended June 30, 2022. The decrease in operating expense was primarily driven by a reduction in marketing and advertising spend.
Net income for the three months ended June 30, 2023 was $62.7 million compared to $100.8 million for the three months ended June 30, 2022.
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
We believe that the assumptions, judgments and estimates involved in the accounting for accruals for customer incentives and related breakage when appropriate, accrued sales return liability, inventory valuation, and uncertain tax positions, have the greatest potential impact on our condensed consolidated financial statements. These areas are key components of our results of operations and are based on complex rules requiring us to make judgments and estimates and consequently, we consider these to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.
There have been no material changes in our critical accounting estimates during the three months ended June 30, 2023 compared with the critical accounting estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

Inflation Reduction Act in the U.S.
On August 16, 2022, the “Inflation Reduction Act” (H.R. 5376) ("IRA") was signed into law in the U.S. The IRA establishes a new corporate alternative minimum tax based on financial statement income adjusted for certain items. The new minimum tax is effective for tax years beginning after December 31, 2022. The IRA does not have a material impact on our financial statements for tax year ending March 31, 2024.
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
Results of Operations

Net Sales

Our sales for the three months ended June 30, 2023 decreased 16% compared to the three months ended June 30, 2022, primarily due to a decline in sales of most of our product categories as a result of lower demand. If currency exchange rates had been constant in the three months ended June 30, 2023 and 2022, our constant dollar sales reduction rate would have been 15%.
Sales Denominated in Other Currencies

Although our financial results are reported in U.S. Dollars, a portion of our sales was generated in currencies other than the U.S. Dollar, such as the Euro, Chinese Renminbi, Australian Dollar, Canadian Dollar, Japanese Yen, Pound Sterling and New Taiwan Dollar. During the three months ended June 30, 2023, approximately 48% of our sales were denominated in currencies other than the U.S. Dollar.

Sales by Region

The following table presents the change in sales by region for the three months ended June 30, 2023, compared with the three months ended June 30, 2022:

	Sales Growth Rate	Constant Dollar Sales Growth Rate
Americas	(11)%	(11)%
EMEA	(11)%	(11)%
Asia Pacific	(26)%	(24)%

Americas:

The decrease in sales in the Americas region for the three-month period presented above was primarily driven by a decrease in sales of Video Collaboration, Webcams, and Keyboards & Combos.

EMEA:

The decrease in sales in our EMEA region for the three-month period presented above was primarily driven by the decrease in sales of all of our product categories other than Pointing Devices.

Asia Pacific:

The decrease in sales in our Asia Pacific region for the three-month period presented above was primarily driven by the decrease in sales of Gaming, Keyboards & Combos, Webcams, and Pointing Devices.

Sales by Product Category

During the first quarter of fiscal year 2024, we changed the presentation of sales by product category to provide a simpler and clearer view of our business. The change in presentation did not have an impact on previously reported total sales. As a result of these changes, certain prior-period amounts for the three months ended June 30, 2022 have been reclassified to conform to the current period presentation. See Note 1 to the condensed consolidated financial statements for further information on the change in presentation.

Sales by product category in the current presentation for the three months ended June 30, 2023 and 2022 were as follows (dollars in thousands):

	Three months ended June 30,
	2023	2022	Change
Gaming (1)	$266,429	$297,921	(11)%
Keyboards & Combos	180,855	227,720	(21)
Pointing Devices	174,454	183,283	(5)
Video Collaboration	139,346	181,632	(23)
Webcams	75,200	109,262	(31)
Tablet Accessories	70,336	66,585	6
Headsets	36,850	45,943	(20)
Other (2)	31,029	47,519	(35)
Total Sales	$974,499	$1,159,865	(16)%
(1) Gaming includes streaming services revenue generated by Streamlabs.
(2) Other primarily consists of mobile speakers and PC speakers.

Gaming
Our Gaming category includes gaming mice, keyboards, headsets, gamepads, steering wheels, simulation controllers, console gaming headsets, studio-quality Blue Microphones and Streamlabs services.

Sales of Gaming decreased 11% for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily driven by the decrease in sales of gaming steering wheels and gaming keyboards.

Keyboards & Combos
Our Keyboards & Combos category includes PC keyboards and keyboard/mice combo products.

Sales of Keyboards & Combos decreased 21% for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily driven by the decrease in sales of our cordless keyboards and combos.

Pointing Devices
Our Pointing Devices category includes PC- and Mac-related mice including trackballs, touchpads, and presentation tools.

Sales of Pointing Devices decreased 5% for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily driven by the decrease in sales of cordless mice.

Video Collaboration
Our Video Collaboration category includes Logitech’s conference room cameras, which combine affordable enterprise-quality audio and high definition 4K video to bring video conferencing to businesses of any size.

Sales of Video Collaboration decreased 23% for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, driven by a decrease in sales of most of our Video Collaboration products due primarily to a slowdown in enterprise spending.

Webcams
Our Webcams category includes PC-based webcams that are targeted primarily at consumers, including streaming cameras, and VC webcams that turn any desktop into an instant collaboration space.

Sales of Webcams decreased 31% for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily driven by the decrease in sales of our VC webcams as well as our PC-based webcams such as HD Pro Webcam C920 and 1080p Pro Stream Webcam.

Tablet Accessories

Our Tablet Accessories category primarily includes tablet keyboards and styluses.

Sales of Tablet Accessories increased 6% for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily driven by the increase in sales of our Rugged Combo 3 Touch as well as Combo Touch and Rugged Combo 4 Touch, introduced in the third quarter of fiscal year 2023, partially offset by the decrease in sales of our Rugged Folio.

Headsets

Our Headsets category includes PC and VC headsets, in-ear headphones, and premium wireless earbuds.

Sales of Headsets decreased 20% for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily driven by a decrease in sales of corded PC headsets and VC headsets.

Other

Our Other category primarily consists of mobile speakers and PC speakers.

Sales in Other category decreased 35% for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily driven by a decrease in mobile speakers and certain other products that have been discontinued.

Gross Profit

Gross profit for the three months ended June 30, 2023 and 2022 was as follows (Dollars in thousands):

	Three months ended June 30,
	2023	2022	Change
Net sales	$974,499	$1,159,865	(16)%
Gross profit	$375,642	$459,603	(18)%
Gross margin	38.5%	39.6%

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

Gross margin was 38.5% for the three months ended June 30, 2023 and decreased by 110 basis points compared to the three months ended June 30, 2022. The gross margin decline was primarily driven by unfavorable impacts from changes in currency exchange rates and unfavorable product mix, partially offset by lower material cost and a reduction in our use of expedited shipping.

Operating Expenses

Operating expenses for the three months ended June 30, 2023 and 2022 were as follows (Dollars in thousands):

	Three months ended June 30,
	2023	2022
Marketing and selling	$179,185	$229,378
% of sales	18.4%	19.8%
Research and development	70,559	75,517
% of sales	7.2%	6.5%
General and administrative	41,297	35,860
% of sales	4.2%	3.1%
Amortization of intangible assets and acquisition-related costs	2,685	3,369
% of sales	0.3%	0.3%
Restructuring charges, net	3,511	—
% of sales	0.4%	N/A
Total operating expenses	$297,237	$344,124
% of sales	30.5%	29.7%
The decrease in total operating expenses during the three months ended June 30, 2023, compared to the three months ended June 30, 2022, was mainly due to decreases in marketing and selling expenses.

Marketing and Selling
Marketing and selling expenses consist of personnel and related overhead costs, corporate and product marketing, promotions, advertising, trade shows, technical support for customer experiences and facilities costs.

During the three months ended June 30, 2023, marketing and selling expenses decreased $50.2 million, compared to the three months ended June 30, 2022, primarily driven by our reduction in third-party marketing and advertising spend as well as decreases in personnel-related costs as a result of headcount reduction.

Research and Development
Research and development expenses consist of personnel and related overhead costs for contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.
During the three months ended June 30, 2023, research and development expenses decreased $5.0 million, compared to the three months ended June 30, 2022, primarily driven by lower personnel-related costs and outsourcing expenses. Research and development expenses as a percentage of sales increased from 6.5% in the three months ended June 30, 2022 to 7.2% in the three months ended June 30, 2023, reflecting our continued investment in innovation.
General and Administrative
General and administrative expenses primarily consist of personnel and related overhead, information technology, and facilities costs for the infrastructure functions such as finance, information systems, executives, human resources and legal.

During the three months ended June 30, 2023, general and administrative expenses increased $5.4 million, compared to the three months ended June 30, 2022, primarily driven by higher accrued litigation costs.

Amortization of Intangible Assets and Acquisition-Related Costs

Amortization of intangible assets consists of amortization of acquired intangible assets, including customer relationships and trademarks and trade names. Acquisition-related costs include legal expenses, due diligence costs, and other professional costs incurred for business acquisitions.

During the three months ended June 30, 2023, amortization of intangible assets and acquisition-related costs decreased $0.7 million, compared to the three months ended June 30, 2022, primarily due to certain acquired intangible assets becoming fully amortized.

Restructuring Charges, Net

The restructuring charges of $3.5 million for the three months ended June 30, 2023 was primarily related to employee severance and other termination benefits, incurred as a result of our restructuring plan initiated during fiscal year 2023. We expect to substantially complete this restructuring plan within the next nine months.

See Note 13 to our condensed consolidated financial statements for additional information.

Interest Income
Interest income for the three months ended June 30, 2023 and 2022 was as follows (in thousands):

	Three months ended June 30,
	2023	2022
Interest Income	$9,826	$1,449
We invest in highly liquid instruments with an original maturity of three months or less at the date of purchase, which are classified as cash equivalents. During the three months ended June 30, 2023 interest income increased $8.4 million compared to the three months ended June 30, 2022, primarily driven by the increase in interest rates.

Other Income (Expense), Net

Other income (expense), net for the three months ended June 30, 2023 and 2022 was as follows (Dollars in thousands):

	Three months ended June 30,
	2023	2022
Investment gain (loss) related to the deferred compensation plan	$1,024	$(3,386)
Currency exchange loss, net	(3,086)	(2,960)
Gain (loss) on investments, net	(11,823)	11,357
Non-service cost net pension income and other	913	613
Total	$(12,972)	$5,624

Investment gain (loss) related to the deferred compensation plan represents earnings, gains, and losses on marketable securities related to a deferred compensation plan offered by one of our subsidiaries. The increase in investment income for three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily relates to the change in market performance of the underlying securities.

Currency exchange loss, net, relates to balances denominated in currencies other than the functional currency in our subsidiaries, as well as to the sale of currencies, and gains or losses recognized on currency exchange forward contracts. We do not speculate in currency positions, but we are alert to opportunities to maximize currency exchange gains and minimize currency exchange losses. The loss for the three months ended June 30, 2023 was primarily due to the weakening of the Japanese Yen against the U.S. Dollar. The loss for the three months ended June 30, 2022 was primarily due to the weakening of the Brazilian Real, Australian Dollar and Japanese Yen against the U.S. Dollar.

Gain (loss) on investments, net, includes unrealized gain (loss) from the fair value change of investment, gain (loss) on equity-method investments and impairment of investments during the periods presented, as applicable. The loss on investments, net for the three months ended June 30, 2023 was primarily due to an impairment loss, as a result of the write-off of a note receivable which has been deemed no longer recoverable. This note receivable was previously obtained in conjunction with an exchange transaction related to our investment in a privately held company. The gain for the three months ended June 30, 2022 was primarily due to the unrealized gain resulting from observable price changes on equity investments without a readily determinable fair value and gains on equity-method investments. See Note 6 to our condensed consolidated financial statements for additional information.

Provision for Income Taxes

The provision for income taxes and effective income tax rates for the three months ended June 30, 2023 and 2022 were as follows (Dollars in thousands):

	Three months ended June 30,
	2023	2022
Provision for income taxes	$12,532	$21,716
Effective income tax rate	16.7%	17.7%

The change in the effective income tax rate for the three months ended June 30, 2023 was primarily due to the mix of income and losses in the various tax jurisdictions in which we operate and the tax impact from share-based compensation in the period ended June 30, 2023.

Liquidity and Capital Resources

Cash Balances, Available Borrowings, and Capital Resources

As of June 30, 2023, we had cash and cash equivalents of $1,251.1 million, compared with $1,149.0 million as of March 31, 2023. Our cash and cash equivalents consist of bank demand deposits and short-term time deposits, of which 68% is held in Switzerland and 15% were held in China (including Hong Kong). We do not expect to incur any material adverse tax impact except for what has already been recognized, or to be significantly inhibited by any country in which we do business from the repatriation of funds to Switzerland, our country of domicile.

As of June 30, 2023, our working capital was $1,540.5 million, compared to $1,555.1 million as of March 31, 2023. The decrease was driven by the decreases in inventories, accounts receivable, net, and other current assets, partially offset by an increase in cash balances as well as decreases in accrued and other current liabilities and accounts payable.

We had several uncommitted, unsecured bank lines of credit and letters of credit aggregating $172.0 million as of June 30, 2023. There are no financial covenants under these lines of credit with which we must comply. As of June 30, 2023, we had outstanding bank guarantees of $9.2 million under these lines of credit.

The following tables present selected financial information and statistics as of and for the three months ended June 30, 2023 and 2022 (Dollars in thousands):

	As of June 30,
	2023	2022
Accounts receivable, net	$562,602	$706,886
Accounts payable	$386,599	$558,983
Inventories	$572,344	$917,356

	Three months ended June 30,
	2023	2022
Days sales in accounts receivable (“DSO”) (Days)(1)	52	55
Days accounts payable outstanding (“DPO”) (Days)(2)	58	72
Inventory turnover (“ITO”) (x)(3)	4.2	3.1

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

DSO for the three months ended June 30, 2023 decreased by 3 days to 52 days, compared to 55 days for the three months ended June 30, 2022, primarily due to the timing of sales within the quarter.

DPO for the three months ended June 30, 2023 decreased by 14 days, compared to 72 days for the three months ended June 30, 2022, primarily due to lower inventory purchases resulting from softened demand as well as lower marketing spend.

ITO for the three months ended June 30, 2023 increased by 1.1, compared to 3.1 for the three months ended June 30, 2022, primarily due to lower inventory balance as of June 30, 2023, partially offset by softened demand.

If we are not successful in launching and phasing in our new products, or market competition increases, or we are not able to sell the new products at the prices planned, it could have a material impact on our sales, gross profit margin, operating results including operating cash flow, and inventory turnover in the future.

The following table summarizes our condensed consolidated statements of cash flows (Dollars in thousands):

	Three months ended June 30,
	2023	2022
Net cash provided by (used in) operating activities	$239,795	$(35,668)
Net cash used in investing activities	(17,530)	(27,469)
Net cash used in financing activities	(117,159)	(144,763)
Effect of exchange rate changes on cash and cash equivalents	(3,043)	(14,159)
Net increase (decrease) in cash and cash equivalents	$102,063	$(222,059)
For the three months ended June 30, 2023, net cash provided by operating activities was $239.8 million resulting from net income of $62.7 million, a favorable impact from adding back non-cash expenses totaling $59.6 million, and a favorable net change in operating assets and liabilities of $117.4 million. Non-cash expenses were primarily related to depreciation and amortization and share-based compensation expenses. The decrease in accounts receivable, net was primarily driven by lower sales and the timing of sales within the quarter. The decrease in inventories was primarily driven by a reduction in inventory purchases to align with lower demand. The decrease in accrued and other liabilities was primarily driven by reduction in accrued Customer Program liabilities and payment of personnel related liabilities.
For the three months ended June 30, 2023, net cash used in investing activities was $17.5 million, primarily resulting from $16.2 million of purchases of property, plant, and equipment.
For the three months ended June 30, 2023, net cash used in financing activities was $117.2 million, primarily resulting from repurchases of our registered shares of $95.1 million and tax withholdings related to net share settlements of restricted stock units of $24.2 million.
For the three months ended June 30, 2023, there was a $3.0 million loss from currency exchange rate effect on cash and cash equivalents, primarily due to exchange rate fluctuations of Chinese Renminbi and Euro versus the U.S. Dollar and timing of our cash transactions over the period. The loss from currency translation exchange rate effect during the three months ended June 30, 2022 was primarily due to the weakening of the Euro, Chinese Renminbi, Swiss Franc, Australian Dollar versus the U.S. Dollar by 6%, 5%, 4%, and 10%, respectively.
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
In May 2023, our Board of Directors recommended that we pay cash dividends for fiscal year 2023 of CHF 1.06 per share (approximately $1.16 per share based on the exchange rate on March 31, 2023). Based on our shares outstanding, net of treasury shares, as of March 31, 2023 (159,343,273 shares), this would result in an aggregate gross dividend of approximately CHF 168.9 million (approximately $184.2 million based on the exchange rate on March 31, 2023). In fiscal year 2023, we paid a cash dividend of CHF 156.1 million (U.S. Dollar amount of $158.7 million based on the exchange rate on the date of payment) out of fiscal year 2022 retained earnings. In fiscal year 2022, we paid a cash dividend of CHF 147.0 million (U.S. Dollar amount of $159.4 million) out of fiscal year 2021 retained earnings.
In May 2020, our Board of Directors approved a share repurchase program, which authorized us to invest up to $250.0 million to purchase our own shares. In April 2021, our Board of Directors approved an increase of $750.0 million to the 2020 share repurchase program, to an aggregate amount of $1.0 billion. The Swiss Takeover Board approved this increase and it became effective on May 21, 2021. In July 2022, our Board of Directors approved an increase of $500 million to the 2020 share repurchase program to an aggregate amount of up to $1.5 billion. The Swiss Takeover Board approved this increase and it became effective on August 19, 2022. As of June 30, 2023, $411.0 million was available for repurchase under the 2020 repurchase program. The 2020 share repurchase program expired on July 27, 2023.

In June 2023, our Board of Directors approved a new, three-year share repurchase program, which allows us to use up to $1.0 billion to repurchase our shares. The Swiss Takeover Board approved the 2023 share repurchase program in July 2023 and the program will become effective on July 28, 2023. Swiss law limits a company’s ability to hold or repurchase its own shares. Generally, the aggregate par value of all shares held by the company and its subsidiaries may not exceed 10% of the registered share capital of the company, which for Logitech corresponds to 17.3 million shares.
Although we enter into trading plans for systematic repurchases (e.g., 10b5-1 trading plans) from time to time, our 2023 share repurchase program provides us with the opportunity to make opportunistic repurchases during periods of favorable market conditions and is expected to remain in effect for a period of three years through July 27, 2026. Shares may be repurchased from time to time on the open market, through block trades or otherwise. Opportunistic purchases may be started or stopped at any time without prior notice depending on market conditions and other factors.
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
Operating Leases Obligations
We lease facilities under operating leases, certain of which require us to pay property taxes, insurance and maintenance costs. Operating leases for facilities are generally renewable at our option and usually include escalation clauses linked to inflation. There have been no material changes to our contractual obligations as previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2023. The remaining terms of our non-cancelable operating leases expire in various years through 2033.

Purchase Commitments

As of June 30, 2023, we had non-cancelable purchase commitments of $357.3 million for inventory purchases made in the normal course of business from original design manufacturers, contract manufacturers and other suppliers, the majority of which are expected to be fulfilled within the next 12 months. We recorded a liability for firm, non-cancelable, and unhedged inventory purchase commitments in excess of anticipated demand or net realizable value consistent with our valuation of excess and obsolete inventory. As of June 30, 2023, the liability for these purchase commitments was $39.5 million and is recorded in accrued and other current liabilities in the condensed consolidated balance sheet.

We have firm purchase commitments of $11.8 million for capital expenditures primarily related to commitments for tooling and equipment for new and existing products and commitments to vendors to fit out and furnish office facilities. We expect to continue making capital expenditures in the future to support product development activities and ongoing and expanded operations. Although open purchase commitments are considered enforceable and legally binding, the terms generally allow us to reschedule or adjust our requirements based on business needs prior to delivery of goods or performance of services.

Other Contractual Obligations and Commitments

For further detail about our contractual obligations and commitments, refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

Indemnifications

We indemnify certain suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of June 30, 2023, no material amounts have been accrued for indemnification provisions. We do not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under our indemnification arrangements.

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

Legal Proceedings

From time to time we are involved in claims and legal proceedings that arise in the ordinary course of our business. For more information about Legal Proceedings, see Part II Item 1 Legal Proceedings of this quarterly report on Form 10-Q for the period ended June 30, 2023.

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

We are exposed to currency exchange rate risk as we transact business in multiple currencies, including exposure related to anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. Dollar. We transact business in approximately 30 currencies worldwide, of which the most significant to operations are the Euro, Chinese Renminbi, Japanese Yen, Canadian Dollar, Australian Dollar, Pound Sterling and New Taiwan Dollar. For the three months ended June 30, 2023, approximately 48% of our sales were in non-U.S. denominated currencies, with 20% of our sales denominated in Euro. The mix of our costs of goods sold and operating expenses by currency are significantly different from the mix of our sales, with a larger portion denominated in U.S. Dollar and less denominated in Euro and other currencies. A strengthening U.S. Dollar has a more unfavorable impact on our sales compared to the favorable impact on our cost of goods sold and operating expenses, resulting in an adverse impact on our operating results.

We enter into currency forward and swap contracts to reduce the short-term effects of currency fluctuations on certain receivables or payables denominated in currencies other than the functional currencies of our subsidiaries. These contracts generally mature within approximately one month. The gains or losses on these contracts are recognized in earnings based on the changes in fair value.

If an adverse 10% foreign currency exchange rate change had been applied to total monetary assets and liabilities denominated in currencies other than the functional currencies at the balance sheet dates, it would have resulted in an adverse effect on income before income taxes of approximately $10.4 million and $17.0 million as of June 30, 2023 and March 31, 2023, respectively. The adverse effect as of June 30, 2023 and March 31, 2023 is after consideration of the offsetting effect of approximately $9.1 million and $8.1 million, respectively, from foreign exchange contracts in place as of such dates.
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
If the U.S. dollar had weakened by 10%, the amount recorded in AOCI related to our foreign exchange contracts before tax effect as of June 30, 2023 and March 31, 2023 would have been approximately $8.4 million and $7.3 million lower, respectively. The change in the fair value recorded in AOCI would be expected to offset a corresponding foreign currency change in cost of goods sold when the hedged inventory purchases are sold.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.   RISK FACTORS
The Company’s business, reputation, results of operations, financial condition and stock price can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A of the 2023 Form 10-K under the heading “Risk Factors.” When any one or more of these risks materialize from time to time, the Company’s business, reputation, results of operations, financial condition and stock price can be materially and adversely affected. There have been no material changes to the Company’s risk factors since the 2023 Form 10-K, except as indicated below.

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

Further changes in the tax laws of Switzerland and any other country in which we operate, are expected to arise as a result of the base erosion and profit shifting project that was undertaken by the Organization for Economic Co-operation and Development, who recommends changes to numerous long-standing tax principles, including establishing a minimum tax on global income. If the changes are implemented as recommended, such changes could materially impact our provision for income taxes and cash taxes.

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

In June 2023, our Board of Directors authorized a new $1.0 billion three-year share repurchase program. The Swiss Takeover Board approved the 2023 share repurchase program in July 2023 and the program will become effective on July 28, 2023. As of June 30, 2023, $411.0 million was available for repurchase under the 2020 repurchase program. We have also paid cash dividends and increased the size of our dividend, each year since fiscal year 2013. Our share repurchase programs and dividend policy may be affected by many factors, including general business and economic conditions, our financial condition and operating results, our views on potential future capital requirements, restrictions imposed in any future debt agreements, the emergence of alternative investment or acquisition opportunities, changes in our business strategy, legal requirements, changes in tax laws, and other factors. Our share repurchase programs do not obligate us to repurchase all or any of the dollar value of shares authorized for repurchase. The programs could also increase the volatility of the trading price of our shares. Similarly, we are not obligated to pay dividends on our registered shares. Under Swiss law, we may only pay dividends upon the approval of a majority of our shareholders, which is under the discretion of and generally follows a recommendation by our Board of Directors that such a dividend is in the best interests of our shareholders. There can be no assurance that our Board of Directors will continue to recommend, or that our shareholders will approve, dividend increases or any dividend at all. If we do not pay a regular dividend, we may lose the interest of investors that focus their investments on dividend-paying companies, which could create downward pressure on our share price. Any announcement of termination or suspension of our share repurchase programs or dividend may result in a decrease in our share price. The share repurchase programs and payment of cash dividends could also diminish our cash reserves that may be needed for investments in our business, acquisitions or other purposes. Without dividends, the trading price of our shares must appreciate for investors to realize a gain on their investment.

We use artificial intelligence in our business, and challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.

We incorporate artificial intelligence solutions into our products, services and platforms. We may incorporate generative artificial intelligence ("AI") and this application may become important in our operations over time. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, or biased, our business, financial condition, and results of operations may be adversely affected.

AI also presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including potential government regulation of AI, will require significant resources to develop, test and maintain our products and services to help us implement AI ethically in order to minimize unintended, harmful impact.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases
In the first quarter of fiscal year 2024, the following approved share repurchase program was in place (in thousands):

Share Repurchase Program	Shares Approved	Approved Amounts (1)
May 2020	17,311	$1,500,000

(1) As of June 30, 2023, $411.0 million was available for repurchase under the 2020 share repurchase program. The 2020 share repurchase program expired on July 27, 2023.

In June 2023, our Board of Directors approved a new, three-year share repurchase program, which allows us to use up to $1.0 billion to repurchase our shares. The Swiss Takeover Board approved the 2023 share repurchase program in July 2023 and the program will become effective on July 28, 2023. Swiss law limits a company’s ability to hold or repurchase its own shares. Generally, the aggregate par value of all shares held by the company and its subsidiaries may not exceed 10% of the registered share capital of the company, which for Logitech corresponds to 17.3 million shares. Shares may be repurchased from time to time on the open market, through block trades or otherwise. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors.
The following table presents certain information related to purchases made by Logitech of its equity securities under the 2020 share repurchase program (in thousands, except per share amounts):

	Total Number of Shares Repurchased	Weighted Average Price Paid Per Share		Remaining Amount that May Yet Be Repurchased under the Program
During the three months ended June 30, 2023		CHF (LOGN)	USD (LOGI)
Month 1
April 1, 2023 to April 28, 2023
SIX	578	51.67	N/A	$472,684
Nasdaq	32	N/A	$56.48	470,859
Month 2
April 29, 2023 to May 26, 2023
SIX	314	55.97	N/A	451,197
Nasdaq	45	N/A	$62.05	448,429
Month 3
May 27, 2023 to June 30, 2023
SIX	533	53.15	N/A	416,969
Nasdaq	105	N/A	$56.74	410,971
	1,607	53.06	$59.03	$410,971

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

ITEM 5.   OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers
During the first quarter of fiscal year 2024, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.
.

ITEM 6.   EXHIBITS

Exhibit Index

Exhibit No.		Description

10.1	**	Logitech Inc. Amended and Restated Deferred Compensation Plan, effective January 1, 2017

31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF		XBRL Taxonomy Definition Linkbase Document

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

LOGITECH INTERNATIONAL S.A.

July 27, 2023	/s/ Guy Gecht
Date	Guy Gecht
Interim Chief Executive Officer

July 27, 2023	/s/ Charles Boynton
Date	Charles Boynton
Chief Financial Officer