Form 10-Q
period 2023-09-30
LOGITECH INTERNATIONAL S.A.
filed 2023-10-26
CIK 1032975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 12, 2023, there were 156,783,020 shares of the Registrant’s share capital outstanding.

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

Our fiscal year ends on March 31. Interim quarters are generally thirteen-week periods, each ending on a Friday of each quarter. The second quarter of fiscal year 2024 ended on September 29, 2023. The same quarter in the prior fiscal year ended on September 30, 2022. For purposes of presentation, we have indicated our quarterly periods end on the last day of the calendar quarter.
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

PART I — FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three months ended September 30,		Six months ended September 30,
	2023	2022	2023	2022
Net sales	$1,057,008	$1,148,951	$2,031,507	$2,308,816
Cost of goods sold	615,403	707,026	1,211,115	1,404,246
Amortization of intangible assets	2,983	3,145	6,128	6,187
Gross profit	438,622	438,780	814,264	898,383

Operating expenses:
Marketing and selling	176,356	202,091	355,541	431,469
Research and development	68,559	69,009	139,118	144,526
General and administrative	35,538	26,589	76,835	62,449
Amortization of intangible assets and acquisition-related costs	3,318	2,873	6,003	6,242
Restructuring charges (credits), net	(1,788)	10,817	1,723	10,817
Total operating expenses	281,983	311,379	579,220	655,503

Operating income	156,639	127,401	235,044	242,880
Interest income	11,856	3,459	21,682	4,908
Other income (expense), net	(1,044)	(25,397)	(14,016)	(19,773)
Income before income taxes	167,451	105,463	242,710	228,015
Provision for income taxes	30,334	23,372	42,866	45,088
Net income	$137,117	$82,091	$199,844	$182,927

Net income per share:
Basic	$0.87	$0.50	$1.26	$1.12
Diluted	$0.86	$0.50	$1.25	$1.11

Weighted average shares used to compute net income per share:
Basic	157,911	163,186	158,385	163,937
Diluted	158,934	164,328	159,545	165,371

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three months ended September 30,		Six months ended September 30,
	2023	2022	2023	2022
Net income	$137,117	$82,091	$199,844	$182,927
Other comprehensive income (loss):
Currency translation loss:
Currency translation loss, net of taxes	(10,622)	(18,063)	(12,151)	(39,283)
Defined benefit plans:
Net gain and prior service costs, net of taxes	—	28	—	112
Reclassification of amortization included in other income (expense), net	(244)	(113)	(248)	(226)
Hedging gain (loss):
Deferred hedging gain, net of taxes	2,078	4,935	1,374	11,564
Reclassification of hedging loss (gain) included in cost of goods sold	1,370	(4,947)	4,356	(7,038)
Total other comprehensive loss	(7,418)	(18,160)	(6,669)	(34,871)
Total comprehensive income	$129,699	$63,931	$193,175	$148,056

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	September 30, 2023	March 31, 2023
Assets
Current assets:
Cash and cash equivalents	$1,163,904	$1,149,023
Accounts receivable, net	656,895	630,382
Inventories	532,943	682,893
Other current assets	138,482	142,876
Total current assets	2,492,224	2,605,174
Non-current assets:
Property, plant and equipment, net	122,027	121,503
Goodwill	461,401	454,610
Other intangible assets, net	58,081	63,173
Other assets	291,297	316,293
Total assets	$3,425,030	$3,560,753
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$492,905	$406,968
Accrued and other current liabilities	594,042	643,139
Total current liabilities	1,086,947	1,050,107
Non-current liabilities:
Income taxes payable	114,235	106,391
Other non-current liabilities	146,583	146,695
Total liabilities	1,347,765	1,303,193
Commitments and contingencies (Note 10)
Shareholders’ equity:
Registered shares, CHF 0.25 par value:	30,148	30,148
Issued shares — 173,106 at September 30, 2023 and March 31, 2023
Additional shares that may be issued out of conditional capital — 50,000 at September 30, 2023 and March 31, 2023
Additional shares that may be issued out of authorized capital — 17,311 at September 30, 2023 and March 31, 2023
Additional paid-in capital	47,311	127,380
Shares in treasury, at cost — 16,029 at September 30, 2023 and 13,763 at March 31, 2023	(1,083,468)	(977,266)
Retained earnings	3,190,220	3,177,575
Accumulated other comprehensive loss	(106,946)	(100,277)
Total shareholders’ equity	2,077,265	2,257,560
Total liabilities and shareholders’ equity	$3,425,030	$3,560,753

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six months ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$199,844	$182,927
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	34,135	37,288
Amortization of intangible assets	11,509	12,244
Loss on investments	11,609	11,577
Share-based compensation expense	43,579	35,935
Deferred income taxes	11,108	3,040
Other	100	118
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(35,362)	(121,909)
Inventories	146,369	21,790
Other assets	11,999	4,757
Accounts payable	88,022	(78,354)
Accrued and other liabilities	(59,853)	(72,157)
Net cash provided by operating activities	463,059	37,256
Cash flows from investing activities:
Purchases of property, plant and equipment	(34,731)	(45,384)
Investment in privately held companies	(356)	(2,275)
Acquisitions, net of cash acquired	(14,138)	(5,839)
Purchases of deferred compensation investments	(2,548)	(2,499)
Proceeds from sales of deferred compensation investments	2,622	2,436
Net cash used in investing activities	(49,151)	(53,561)
Cash flows from financing activities:
Payment of cash dividends	(182,305)	(158,680)
Payment of contingent consideration for business acquisition	(5,002)	(5,954)
Purchases of registered shares	(188,941)	(237,561)
Proceeds from exercises of stock options and purchase rights	15,319	12,850
Tax withholdings related to net share settlements of restricted stock units	(26,224)	(26,742)
Other financing activities	(1,116)	—
Net cash used in financing activities	(388,269)	(416,087)
Effect of exchange rate changes on cash and cash equivalents	(10,758)	(27,823)
Net increase (decrease) in cash and cash equivalents	14,881	(460,215)
Cash and cash equivalents, beginning of the period	1,149,023	1,328,716
Cash and cash equivalents, end of the period	$1,163,904	$868,501
Supplementary Cash Flow Disclosures:
Non-cash investing and financing activities:
Property, plant and equipment purchased during the period and included in period end liability accounts	$9,218	$9,436
Right-of-use assets obtained in exchange for operating lease liabilities	$2,574	$47,408
Supplemental cash flow information:
Income taxes paid, net	$17,408	$44,864
The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except per share amounts)
(unaudited)
Three Months Ended September 30, 2023

			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
June 30, 2023	173,106	$30,148	$49,734	14,484	$(994,581)	$3,240,302	$(99,528)	$2,226,075
Total comprehensive income	—	—	—	—	—	137,117	(7,418)	129,699
Purchases of registered shares	—	—	—	1,895	(124,096)	—	—	(124,096)
Sales of shares upon exercise of stock options and purchase rights	—	—	(13,888)	(267)	27,094	—	—	13,206
Issuance of shares upon vesting of restricted stock units	—	—	(10,143)	(83)	8,115	—	—	(2,028)
Share-based compensation	—	—	21,608	—	—	—	—	21,608
Cash dividends ($1.19 per share)	—	—	—	—	—	(187,199)	—	(187,199)
September 30, 2023	173,106	$30,148	$47,311	16,029	$(1,083,468)	$3,190,220	$(106,946)	$2,077,265

Six Months Ended September 30, 2023

			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
March 31, 2023	173,106	$30,148	$127,380	13,763	$(977,266)	$3,177,575	$(100,277)	$2,257,560
Total comprehensive income	—	—	—	—	—	199,844	(6,669)	193,175
Purchases of registered shares	—	—	—	3,502	(219,172)	—	—	(219,172)
Sales of shares upon exercise of stock options and purchase rights	—	—	(15,755)	(315)	31,074	—	—	15,319
Issuance of shares upon vesting of restricted stock units	—	—	(108,120)	(921)	81,896	—	—	(26,224)
Share-based compensation	—	—	43,806	—	—	—	—	43,806
Cash dividends ($1.19 per share)	—	—	—	—	—	(187,199)	—	(187,199)
September 30, 2023	173,106	$30,148	$47,311	16,029	$(1,083,468)	$3,190,220	$(106,946)	$2,077,265

Three Months Ended September 30, 2022

			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
June 30, 2022	173,106	$30,148	$98,800	9,051	$(722,273)	$3,076,517	$(120,834)	$2,362,358
Total comprehensive income	—	—	—	—	—	82,091	(18,160)	63,931
Purchases of registered shares	—	—	—	2,241	(116,942)	—	—	(116,942)
Sales of shares upon exercise of stock options and purchase rights	—	—	1,652	(268)	11,198	—	—	12,850
Issuance of shares upon vesting of restricted stock units	—	—	(5,965)	(81)	3,367	—	—	(2,598)
Share-based compensation	—	—	11,643	—	—	—	—	11,643
Cash dividends ($1.00 per share)	—	—	—	—	—	(162,681)	—	(162,681)
September 30, 2022	173,106	$30,148	$106,130	10,943	$(824,650)	$2,995,927	$(138,994)	$2,168,561

Six Months Ended September 30, 2022

			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
March 31, 2022	173,106	$30,148	$129,925	7,855	$(632,893)	$2,975,681	$(104,123)	$2,398,738
Total comprehensive income	—	—	—	—	—	182,927	(34,871)	148,056
Purchases of registered shares	—	—	—	4,221	(237,561)	—	—	(237,561)
Sales of shares upon exercise of stock options and purchase rights	—	—	1,652	(268)	11,198	—	—	12,850
Issuance of shares upon vesting of restricted stock units	—	—	(61,348)	(865)	34,606	—	—	(26,742)
Share-based compensation	—	—	35,901	—	—	—	—	35,901
Cash dividends ($1.00 per share)	—	—	—	—	—	(162,681)	—	(162,681)
September 30, 2022	173,106	$30,148	$106,130	10,943	$(824,650)	$2,995,927	$(138,994)	$2,168,561

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

In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of only normal and recurring adjustments, necessary and in all material aspects, for a fair statement of the results of operations, comprehensive income, financial position, cash flows and changes in shareholders' equity for the periods presented. Operating results for the three and six months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2024, or any future periods.

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

As a result of these changes, certain prior-period amounts for the three and six months ended September 30, 2022 have been reclassified to conform to the current period presentation as follows (in thousands):

	Three months ended September 30, 2022
	As previously reported	Reclassifications		As adjusted
Gaming	$297,676	$24,352	(1)	$322,028
Keyboards & Combos	200,853	—		200,853
Pointing Devices	185,200	—		185,200
Video Collaboration	236,180	(56,981)	(2) (3)	179,199
Webcams (3)	60,166	41,852	(3)	102,018
Tablet Accessories	54,203	—		54,203
Headsets	—	44,750	(2)	44,750
Other	2,207	58,493	(4) (5)	60,700
Mobile Speakers	39,195	(39,195)	(4)	—
Audio & Wearables	73,271	(73,271)	(1) (2) (5)	—
Total Sales	$1,148,951	$—		$1,148,951

	Six months ended September 30, 2022
	As previously reported	Reclassifications		As adjusted
Gaming	$580,482	$39,467	(1)	$619,949
Keyboards & Combos	428,573	—		428,573
Pointing Devices	368,483	—		368,483
Video Collaboration	482,422	(121,591)	(2) (3)	360,831
Webcams (3)	119,552	91,728	(3)	211,280
Tablet Accessories	120,788	—		120,788
Headsets	—	90,693	(2)	90,693
Other	4,294	103,925	(4) (5)	108,219
Mobile Speakers	61,505	(61,505)	(4)	—
Audio & Wearables	142,717	(142,717)	(1) (2) (5)	—
Total Sales	$2,308,816	$—		$2,308,816

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

Changes in Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies during the three and six months ended September 30, 2023 compared with the significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

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
The global and regional economic and political conditions adversely affect demand for the Company's products. These conditions also had an impact on the Company's suppliers, contract manufacturers, logistics providers, and distributors, causing volatility in cost of materials and shipping and transportation rates, and as a result, impacting the pricing of the Company's products.
Note 2 — Net Income Per Share

The following table summarizes the computations of basic and diluted net income per share for the three and six months ended September 30, 2023 and 2022 (in thousands, except per share amounts):

	Three months ended September 30,		Six months ended September 30,
	2023	2022	2023	2022
Net income	$137,117	$82,091	$199,844	$182,927

Shares used in net income per share computation:
Weighted average shares outstanding - basic	157,911	163,186	158,385	163,937
Effect of potentially dilutive equivalent shares	1,023	1,142	1,160	1,434
Weighted average shares outstanding - diluted	158,934	164,328	159,545	165,371

Net income per share:
Basic	$0.87	$0.50	$1.26	$1.12
Diluted	$0.86	$0.50	$1.25	$1.11

Share equivalents attributable to outstanding stock options, restricted stock units and employee share purchase plans totaling 1.1 million and 1.7 million for the three months ended September 30, 2023 and 2022, respectively, and 1.6 million and 2.6 million for the six months ended September 30, 2023 and 2022, respectively, were excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive. A small number of performance-based restricted stock units were not included in the dilutive net income per share calculation because all necessary conditions had not been satisfied by the end of the respective period, and those shares were not issuable if the end of the reporting period were the end of the performance contingency period.

Note 3 — Employee Benefit Plans

Employee Share Purchase Plans and Stock Incentive Plans

As of September 30, 2023, the Company offers the 2006 Employee Share Purchase Plan (Non-U.S.), as amended and restated ("2006 ESPP"), the 1996 Employee Share Purchase Plan (U.S.), as amended and restated ("1996 ESPP"), and the 2006 Stock Incentive Plan ("2006 Plan") as amended and restated. Shares issued to employees as a result of purchases or exercises under these plans are generally issued from shares held in treasury stock.

The following table summarizes the share-based compensation expense and total income tax benefit recognized for share-based awards for the three and six months ended September 30, 2023 and 2022 (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2023	2022	2023	2022
Cost of goods sold	$2,462	$1,443	$3,877	$2,904
Marketing and selling	9,262	7,429	19,745	17,226
Research and development	4,694	3,280	9,147	8,812
General and administrative	5,650	93	10,810	6,993
Total share-based compensation expense	22,068	12,245	43,579	35,935
Income tax expense (benefit)	(2,548)	102	(7,866)	(4,220)
Total share-based compensation expense, net of income tax expense (benefit)	$19,520	$12,347	$35,713	$31,715

The income tax benefit in the respective periods primarily consisted of tax benefits related to the share-based compensation expense for the period and direct tax benefit realized, including net excess tax benefits recognized from share-based awards vested or exercised during the period.

Share-based compensation costs capitalized as part of inventory were $1.5 million and $1.3 million for the three months ended September 30, 2023 and 2022, respectively, and $3.4 million and $3.1 million for the six months ended September 30, 2023 and 2022, respectively.

Defined Benefit Plans

Certain of the Company’s subsidiaries sponsor defined benefit pension plans or non-retirement post-employment benefits covering substantially all of their employees. Benefits are provided based on employees’ years of service and earnings, or in accordance with applicable employee benefit regulations. The Company’s practice is to fund amounts sufficient to meet the requirements set forth in the applicable employee benefit and tax regulations. The costs of $1.9 million and $2.8 million recorded for the three months ended September 30, 2023 and 2022, respectively, and $3.8 million and $5.6 million recorded for the six months ended September 30, 2023 and 2022, respectively, were primarily related to service costs.

Note 4 — Income Taxes

The Company is incorporated in Switzerland but operates in various countries with differing tax laws and rates. Further, a portion of the Company’s income before taxes and the provision for (benefit from) income taxes are generated outside of Switzerland.

The income tax provision for the three and six months ended September 30, 2023 was $30.3 million and $42.9 million based on an effective income tax rate of 18.1% and 17.7% of pre-tax income, respectively. The income tax provision for the same periods ended September 30, 2022 was $23.4 million and $45.1 million based on effective income tax rate of 22.2% and 19.8% of pre-tax income, respectively.

The change in the effective income tax rate for the three and six months ended September 30, 2023, compared with the same periods ended September 30, 2022 was primarily due to the mix of income and losses in the various tax jurisdictions in which the Company operates and the tax impact from share-based compensation.

Although the Company has adequately provided for uncertain tax positions, the provisions related to these positions may change as revised estimates are made or the underlying matters are settled or otherwise resolved. During fiscal year 2024, the Company continues to review its tax positions and to provide for or reverse unrecognized tax benefits as they arise. During the next twelve months, while it is reasonably possible that the amount of unrecognized tax benefits could increase or decrease significantly, it is not possible to provide a range of potential changes.

On August 16, 2022, the “Inflation Reduction Act” (H.R. 5376) ("IRA") was signed into law in the United States. The IRA establishes a new corporate alternative minimum tax based on financial statement income adjusted for certain items. The new minimum tax is effective for tax years beginning after December 31, 2022. The IRA is not expected to have a material impact to the Company's financial statements for the tax year ending March 31, 2024.

Note 5 — Balance Sheet Components

The following table presents the components of certain balance sheet asset amounts (in thousands):

	September 30, 2023	March 31, 2023
Accounts receivable, net:
Accounts receivable	$882,607	$851,576
Allowance for doubtful accounts	(16)	(86)
Allowance for sales returns	(10,898)	(10,146)
Allowance for cooperative marketing arrangements	(37,781)	(40,495)
Allowance for customer incentive programs	(63,082)	(71,645)
Allowance for pricing programs	(113,935)	(98,822)
	$656,895	$630,382
Inventories:
Raw materials	$92,083	$171,790
Finished goods	440,860	511,103
	$532,943	$682,893
Other current assets:
Value-added tax ("VAT") receivables	$51,651	$60,343
Prepaid expenses and other assets	86,831	82,533
	$138,482	$142,876
Property, plant and equipment, net:
Property, plant and equipment	$510,881	$518,358
Less: accumulated depreciation and amortization	(388,854)	(396,855)
	$122,027	$121,503
Other assets:
Deferred tax assets	$163,053	$171,989
Right-of-use assets	61,823	67,330
Investments in privately held companies	31,544	33,323
Investments for deferred compensation plan	28,546	28,213
Other assets	6,331	15,438
	$291,297	$316,293

The following table presents the components of certain balance sheet liability amounts (in thousands):

	September 30, 2023	March 31, 2023
Accrued and other current liabilities:
Accrued customer marketing, pricing and incentive programs	$187,559	$206,546
Accrued personnel expenses	95,279	103,592
Accrued loss for inventory purchase commitments	33,157	46,608
Accrued sales return liability	33,906	49,462
Warranty liabilities	28,085	28,861
VAT payable	22,480	33,328
Income taxes payable	26,354	18,788
Operating lease liabilities	14,099	12,655
Contingent consideration	1,700	6,629
Other current liabilities	151,423	136,670
	$594,042	$643,139
Other non-current liabilities:
Operating lease liabilities	$59,673	$58,361
Employee benefit plan obligations	30,241	32,421
Obligation for deferred compensation plan	28,546	28,213
Warranty liabilities	12,180	12,025
Deferred tax liabilities	2,528	2,803
Other non-current liabilities	13,415	12,872
	$146,583	$146,695
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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis, excluding assets related to the Company’s defined benefit pension plans, classified by the level within the fair value hierarchy (in thousands):

	September 30, 2023			March 31, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$712,451	$—	$—	$661,884	$—	$—
Investments for deferred compensation plan included in other assets:
Cash	$82	$—	$—	$41	$—	$—
Common stock	1,139	—	—	988	—	—
Money market funds	10,544	—	—	9,606	—	—
Mutual funds	16,781	—	—	17,578	—	—
Total investments for deferred compensation plan	$28,546	$—	$—	$28,213	$—	$—

Currency derivative assets included in other current assets	$—	$2,446	$—	$—	$107	$—

Liabilities:
Contingent consideration included in accrued and other current liabilities	$—	$—	$1,700	$—	$—	$6,629
Currency derivative liabilities included in accrued and other current liabilities	$—	$86	$—	$—	$2,187	$—
Contingent Consideration for Business Acquisitions

The following table summarizes the change in the Company's contingent consideration balance during the six months ended September 30, 2023 and 2022 (in thousands):

	Six months ended September 30,
	2023	2022
Beginning of the period	$6,629	$12,259
Fair value of contingent consideration upon acquisition	—	1,142
Payments of contingent consideration	(5,002)	(5,954)
Effect of foreign currency exchange rate changes	73	(2,119)
End of the period	$1,700	$5,328

The contingent consideration arising from a technology acquisition on May 19, 2021, represented the future potential earn-out payments of up to $10.0 million payable in cash upon the achievement of three technical development milestones to be completed as of December 31, 2021, June 30, 2022, and June 30, 2023. The fair value of the contingent consideration was $10.0 million at the acquisition date, which was determined using a probability-weighted expected payment model and discounted at the estimated cost of debt. During fiscal year 2022, the Company paid $0.9 million for the contingent consideration related to the first technical development milestone. During fiscal year 2023, the Company paid $4.0 million for the contingent consideration related to the second technical development milestone. During the six months ended September 30, 2023, the Company paid $3.3 million for the contingent consideration related to the third technical development milestone.
The contingent consideration arising from a technology acquisition on January 4, 2021, represented the future potential earn-out payments of up to $3.0 million payable in cash upon the achievement of two technical development milestones to be completed as of December 31, 2021 and March 31, 2022. The fair value of the contingent consideration was determined using a probability-weighted expected payment model and discounted at the estimated cost of debt. During fiscal year 2023, the Company paid $2.0 million for the contingent consideration related to the first technical development milestone. During the six months ended September 30, 2023, the Company paid $1.0 million for the contingent consideration related to the second technical development milestone.

Investments for Deferred Compensation Plan

The marketable securities for the Company's deferred compensation plan were recorded at a fair value of $28.5 million and $28.2 million, as of September 30, 2023 and March 31, 2023, respectively, based on quoted market prices. Quoted market prices are observable inputs that are classified as Level 1 within the fair value hierarchy. Unrealized gains (losses) related to marketable securities for the three and six months ended September 30, 2023 and 2022 were not material and were included in other income (expense), net, and corresponding changes in the deferred compensation liability were included in operating expenses and cost of goods sold, in the Company's condensed consolidated statements of operations.

Equity Method Investments

The Company has certain non-marketable investments included in other assets that are accounted for as equity method investments, with a carrying value of $18.5 million and $20.5 million as of September 30, 2023 and March 31, 2023, respectively. Gains (losses) related to equity method investments for the three and six months ended September 30, 2023 and 2022 were not material and are included in other income (expense), net, in the Company's condensed consolidated statements of operations.

During the three months ended September 30, 2022, the Company recorded an impairment charge, before tax, of $21.4 million for one of its equity method investments as it was determined that the carrying value of the investment was not recoverable. The impairment charge is included in other income (expense), net, in the Company's condensed consolidated statements of operations for the three and six months ended September 30, 2022. There was no impairment of equity method investments during the three and six months ended September 30, 2023.

Assets Measured at Fair Value on a Nonrecurring Basis

Financial Assets

The Company has certain equity investments without readily determinable fair values due to the absence of quoted market prices, the inherent lack of liquidity, and the fact that inputs used to measure fair value are unobservable and require management's judgment. When certain events or circumstances indicate that impairment may exist, the Company revalues the investments using various assumptions, including the financial metrics and ratios of comparable public companies. The carrying value is also adjusted for observable price changes with the same or similar security from the same issuer. The amount of these equity investments without readily determinable fair values included in other assets was $12.6 million as of September 30, 2023 and March 31, 2023. During the six months ended September 30, 2022, the Company recorded an unrealized gain, before tax, of $6.9 million for its investment in a private company as a result of observable price changes for similar securities issued by this company (level 2 fair value measurement). There was no impairment of these financial assets during the three and six months ended September 30, 2023 and 2022, other than an immaterial impairment charge related to one of the Company's investments without readily determinable fair value recorded during the three months ended September 30, 2022.

During the six months ended September 30, 2023, the Company recorded an impairment loss, before tax, of $9.6 million as a result of the write-off of a note receivable which has been deemed no longer recoverable. This note receivable was previously obtained in conjunction with an exchange transaction related to the Company's investment in a privately held company. The impairment loss is included in other income (expense), net, in the Company's condensed consolidated statement of operations for the six months ended September 30, 2023.

Non-Financial Assets

Goodwill, intangible assets, and property, plant and equipment, are not required to be measured at fair value on a recurring basis. However, if the Company is required to evaluate these non-financial assets for impairment, whether due to certain triggering events or because of the required annual impairment test, and a resulting impairment is recorded to reduce the carrying value to the fair value, the non-financial assets are measured at fair value during such period. There was no impairment of non-financial assets during the three and six months ended September 30, 2023 and 2022.

Note 7 — Derivative Financial Instruments

Under certain agreements with the respective counterparties to the Company’s derivative contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, the Company presents its derivative assets and derivative liabilities on a gross basis in other current assets and accrued and other current liabilities, respectively, on the condensed consolidated balance sheets as of September 30, 2023 and March 31, 2023. See Note 6 for the fair values of the Company’s derivative instruments as of September 30, 2023 and March 31, 2023.

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

The notional amounts of foreign currency exchange forward contracts outstanding related to forecasted inventory purchases were $119.2 million and $72.6 million as of September 30, 2023 and March 31, 2023, respectively. The Company had $1.8 million of net gains related to its cash flow hedges included in accumulated other comprehensive loss as of September 30, 2023, which will be reclassified into earnings within the next twelve months.

 The following table presents the amounts of gain (loss) on the Company’s derivative instruments designated as hedging instruments for the three and six months ended September 30, 2023 and 2022 and their locations on its condensed consolidated statements of operations and condensed consolidated statements of comprehensive income (in thousands):

	Three months ended September 30,
	Amount of Gain Deferred as a Component of Accumulated Other Comprehensive Loss		Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Loss to Costs of Goods Sold
	2023	2022	2023	2022
Cash flow hedges	$2,078	$4,935	$1,370	$(4,947)

	Six months ended September 30,
	Amount of Gain Deferred as a Component of Accumulated Other Comprehensive Loss		Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Loss to Costs of Goods Sold
	2023	2022	2023	2022
Cash flow hedges	$1,374	$11,564	$4,356	$(7,038)

The Company presents the earnings impact from forward points in the same line item that is used to present the earnings impact of the hedged item, i.e. cost of goods sold, for hedging forecasted inventory purchases and such amount is not material for all periods presented.

Other Derivatives

The Company also enters into foreign currency exchange forward and swap contracts to reduce the short-term effects of currency exchange rate fluctuations on certain receivables or payables denominated in currencies other than the functional currencies of its subsidiaries. These contracts generally mature within approximately one month. The primary risk managed by using forward and swap contracts is the currency exchange rate risk. The gains or losses on these contracts are not material and included in other income (expense), net, in the condensed consolidated statements of operations based on the changes in fair value. The notional amounts of these contracts outstanding as of September 30, 2023 and March 31, 2023 were $121.6 million and $111.2 million, respectively. Foreign currency exchange forward and swap contracts outstanding as of September 30, 2023 primarily consisted of contracts in Canadian Dollar, Brazilian Real, and Australian Dollar to be settled at future dates at predetermined exchange rates.

The fair value of all foreign currency exchange forward and swap contracts is determined based on observable market transactions of spot currency rates and forward rates. Cash flows from these contracts are classified as operating activities in the condensed consolidated statements of cash flows.

Note 8 — Goodwill and Other Intangible Assets

The Company conducts its impairment analysis of goodwill annually at December 31 or more frequently if changes in facts and circumstances indicate that it is more likely than not that the fair value of the Company’s reporting unit may be less than its carrying amount. There have been no triggering events identified affecting the valuation of goodwill and intangible assets during the three and six months ended September 30, 2023 and 2022.

The following table summarizes the activities in the Company’s goodwill balance (in thousands):

As of March 31, 2023	$454,610
Acquisition	8,117
Effects of foreign currency translation	(1,326)
As of September 30, 2023	$461,401

The Company's acquired intangible assets were as follows (in thousands):

	September 30, 2023			March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	$35,290	$(27,172)	$8,118	$36,790	$(26,774)	$10,016
Developed technology	115,221	(89,742)	25,479	121,730	(94,792)	26,938
Customer contracts/relationships	71,587	(49,768)	21,819	71,110	(47,688)	23,422
In-process R&D	3,526	—	3,526	3,526	—	3,526
Effects of foreign currency translation	(1,273)	412	(861)	(1,021)	292	(729)
Total	$224,351	$(166,270)	$58,081	$232,135	$(168,962)	$63,173
Note 9 — Financing Arrangements

The Company had several uncommitted, unsecured bank lines of credit and letters of credit aggregating $171.5 million and $181.3 million as of September 30, 2023 and March 31, 2023, respectively. There are no financial covenants under the lines of credit with which the Company must comply. There was no borrowing outstanding under the lines of credit as of September 30, 2023 or March 31, 2023. As of September 30, 2023 and March 31, 2023, the Company had outstanding bank guarantees of $12.2 million and $13.6 million, respectively.

Note 10 — Commitments and Contingencies

Product Warranties

Changes in the Company’s warranty liabilities for the three and six months ended September 30, 2023 and 2022 were as follows (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2023	2022	2023	2022
Beginning of the period	$39,885	$43,841	$40,886	$46,219
Provision	10,393	7,897	19,485	14,520
Settlements	(9,838)	(9,098)	(19,756)	(17,379)
Effects of foreign currency translation	(175)	(680)	(350)	(1,400)
End of the period	$40,265	$41,960	$40,265	$41,960

Indemnifications

The Company indemnifies certain of its suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of September 30, 2023, no material amounts have been accrued for these indemnification provisions. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under its indemnification arrangements.

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

Legal Proceedings
From time to time the Company is involved in claims and legal proceedings that arise in the ordinary course of its business. The Company is currently subject to several such claims and legal proceedings. The Company intends to vigorously defend against them. Management periodically assesses the Company’s liabilities and contingencies in connection with these matters based upon the latest information available. The Company follows ASC ("Accounting Standards Codification") 450 in determining the accounting and disclosure for these contingencies. Based on currently available information, the Company does not believe that resolution of pending matters will have a material adverse effect on its financial condition, cash flows and results of operations. However, litigation is subject to inherent uncertainties, and there can be no assurances that the Company's defenses will be successful or that any such lawsuit or claim would not have a material adverse impact on the Company's business, financial condition, cash flows and results of operations in a particular period. Any claims or proceedings against the Company can have an adverse impact because of defense costs, diversion of management and operational resources, negative publicity and other factors. Any failure to obtain a necessary license or other rights, or litigation arising out of intellectual property claims, could adversely affect the Company's business.

Note 11 — Shareholders’ Equity

Share Repurchases

2020 Share Repurchase Program

In May 2020, the Company's Board of Directors approved the 2020 share repurchase program, which authorized the Company to use up to $250.0 million to purchase Logitech shares to support equity incentive plans or potential acquisitions. Shares may be repurchased from time to time on the open market, through block trades or otherwise. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors. In April 2021, the Company's Board of Directors approved an increase of $750.0 million to the

2020 share repurchase program, to an aggregate amount of $1.0 billion. The Swiss Takeover Board approved this increase and it became effective on May 21, 2021. In July 2022, the Company’s Board of Directors approved an increase of $500 million to the 2020 share repurchase program, to an aggregate amount of up to $1.5 billion. The Swiss Takeover Board approved this increase and it became effective on August 19, 2022. The 2020 share repurchase program expired on July 27, 2023. The Company repurchased 16.7 million shares for an aggregate cost of $1.2 billion under the 2020 share repurchase program, of which 2.6 million shares for an aggregate cost of $159.1 million were repurchased during the six months ended September 30, 2023.

2023 Share Repurchase Program

In June 2023, the Company's Board of Directors approved a new, three-year share repurchase program, which allows the Company to use up to $1.0 billion to repurchase its shares. The 2023 share repurchase program enables the Company to repurchase shares for cancellation, as well as to support equity incentive plans or potential acquisitions. The Swiss Takeover Board approved the 2023 share repurchase program in July 2023 and the program became effective on July 28, 2023. During the six months ended September 30, 2023, the Company repurchased 0.9 million shares for an aggregate cost of $60.1 million under the 2023 share repurchase program for cancellation, of which $30.2 million of the aggregate cost was not paid yet as of September 30, 2023. As of September 30, 2023, $940.0 million was available for repurchase under the 2023 share repurchase program.

Swiss law limits a company’s ability to hold or repurchase its own shares. The aggregate par value of all shares held in treasury by the Company and its subsidiaries may not exceed 10% of the share capital of the Company, which for the Company corresponds to approximately 17.3 million registered shares. This limitation does not apply to shares repurchased for cancellation, due to the Board of Directors’ authority under the Company’s capital band set forth in the Company’s Articles of Incorporation to cancel shares up to a limit of 10% of the Company's current share capital. As of September 30, 2023, the Company had a total of 16.0 million shares held in treasury stock, which includes 0.9 million shares that have been repurchased for cancellation.

To the extent that the shares are repurchased to support equity incentive plans or potential acquisitions, the shares are repurchased on the ordinary trading line of SIX Swiss Exchange (“SIX”) and/or The Nasdaq Global Select Market (“Nasdaq”). Shares repurchased for cancellation purposes are repurchased on a second trading line on SIX. Shares may be repurchased from time to time on the open market or in privately negotiated transactions, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors and the program does not require the purchase of any minimum number of shares.

Dividends

During the three and six months ended September 30, 2023, the Company declared and paid cash dividends of CHF 1.06 (USD equivalent of $1.19 based on the exchange rate on the date of declaration) per share, totaling $187.2 million on the Company's outstanding shares. During the three and six months ended September 30, 2022, the Company declared and paid cash dividends of CHF 0.96 (USD equivalent of $1.00 based on the exchange rate on the date of declaration) per share, totaling $162.7 million on the Company's outstanding shares.

Any future dividends will be subject to approval of the Company's shareholders.

Accumulated Other Comprehensive Income (Loss)

The accumulated other comprehensive income (loss) was as follows (in thousands):

	Cumulative Translation Adjustment	Defined Benefit Plans	Deferred Hedging Gains (Losses)	Total
March 31, 2023	$(100,869)	$4,525	$(3,933)	$(100,277)
Other comprehensive income (loss)	(12,151)	(248)	5,730	(6,669)
September 30, 2023	$(113,020)	$4,277	$1,797	$(106,946)

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

During the first quarter of fiscal year 2024, the Company changed its presentation of Sales by Product Category to provide a simpler and clearer view of the Company's business. The change in presentation did not have an impact on previously reported total sales. As a result of these changes, certain prior-period amounts for the three and six months ended September 30, 2022 have been reclassified to conform to the current period presentation. See Note 1 for further information on the change in presentation.

Sales by product category in the current presentation for the three and six months ended September 30, 2023 and 2022 were as follows (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2023	2022	2023	2022
Gaming (1)	$282,104	$322,028	$548,533	$619,949
Keyboards & Combos	194,914	200,853	375,769	428,573
Pointing Devices	191,676	185,200	366,130	368,483
Video Collaboration	152,389	179,199	291,735	360,831
Webcams	88,222	102,018	163,422	211,280
Tablet Accessories	63,677	54,203	134,013	120,788
Headsets	44,411	44,750	81,261	90,693
Other (2)	39,615	60,700	70,644	108,219
Total Sales	$1,057,008	$1,148,951	$2,031,507	$2,308,816
(1) Gaming includes streaming services revenue generated by Streamlabs.
(2) Other primarily consists of mobile speakers and PC speakers.

Sales by geographic region (based on the customers’ locations) for the three and six months ended September 30, 2023 and 2022 were as follows (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2023	2022	2023	2022
Americas	$462,406	$492,176	$907,574	$994,483
EMEA	311,805	297,176	570,683	587,655
Asia Pacific	282,797	359,599	553,250	726,678
Total Sales	$1,057,008	$1,148,951	$2,031,507	$2,308,816

Revenue from sales to customers in the United States, Germany and China each represented 10% or more of the total consolidated sales for each of the periods presented herein. No other countries represented 10% or more of the Company’s total consolidated sales for the periods presented herein.

Switzerland, the Company’s country of domicile, represented 3.0% and 2.0% of the Company's total consolidated sales for the three months ended September 30, 2023 and 2022, respectively, and 2.0% for each of the six months ended September 30, 2023 and 2022.

Three customers of the Company each represented 10% or more of the total consolidated gross sales for each of the three and six months ended September 30, 2023 and 2022.

Property, plant and equipment, net (excluding software) and right-of-use assets by geographic region were as follows (in thousands):

	September 30, 2023	March 31, 2023
Americas	$69,504	$59,183
EMEA	32,950	38,890
Asia Pacific	58,778	69,939
Total	$161,233	$168,012

 Property, plant and equipment, net (excluding software) and right-of-use assets in the United States, China, and Ireland were $69.0 million, $40.2 million and $16.6 million, respectively, as of September 30, 2023, and $58.7 million, $48.8 million, and $17.7 million respectively, as of March 31, 2023. No other countries represented more than 10% of the Company’s total consolidated property, plant and equipment, net (excluding software) and right-of-use assets as of September 30, 2023 or March 31, 2023.

Property, plant and equipment, net (excluding software) and right-of-use assets in Switzerland, the Company’s country of domicile, were $9.9 million and $13.7 million as of September 30, 2023 and March 31, 2023, respectively.

Note 13 — Restructuring

During the second quarter of fiscal year 2023, the Company initiated a restructuring plan to realign its business group and engineering structure with its go-to-market strategy to more effectively compete within the enterprise market and to better serve end-users. During the fourth quarter of fiscal year 2023, the Company undertook further actions to remove organization layers as well as streamline its marketing organization to increase efficiency. These actions resulted in charges related to employee severance and other termination benefits as well as contract termination and other costs. The Company expects to substantially complete these restructuring activities within fiscal year 2024.

The following table summarizes restructuring-related activities during the six months ended September 30, 2023 (in thousands):

	Termination Benefits	Contract Termination and Other	Total
Accrued restructuring liability at March 31, 2023 (1)	$14,177	$5,357	$19,534
Charges (credits), net	3,309	(1,586)	1,723
Cash payments	(16,804)	(1,231)	(18,035)
Accrued restructuring liability at September 30, 2023 (1)	$682	$2,540	$3,222
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
For additional information, see "Liquidity and Capital Resources" below and Part II, Item 1A "Risk Factors".
Trends and Uncertainties
Several long-term secular-trends offer long-term structural growth opportunities across Logitech’s product portfolio, including work and learn from anywhere (hybrid work and learn), video everywhere, the rise of social gaming for participants and spectators, and the democratization of digital content creation. We design, create and sell products that benefit from these secular trends. The trend of hybrid work and learn provides an opportunity to equip meeting rooms, classrooms and personal workspaces, at home or in the office. It also provides an opportunity for increased commercial and consumer adoption of video conferencing. Our video collaboration products are compatible with a variety of video conference platforms, including Zoom, Microsoft Teams, Google Meet, etc. Moving from work to play, Logitech gaming and streaming products benefit from social gaming which continues to gain popularity through online gaming, multi-platform experiences and esports. In addition, the democratization of digital content creation presents an opportunity for anyone to be a content creator because of the accessibility of the tools necessary to code, design, create, make music, game or broadcast to professional standards.
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
Summary of Financial Results

Our total sales for the three and six months ended September 30, 2023 decreased 8% and 12%, compared to the three and six months ended September 30, 2022, respectively, driven by a decline in sales of most of our product categories, as a result of lower demand.

Sales for the three months ended September 30, 2023 decreased 21% and 6% in the Asia Pacific and Americas regions, respectively, and increased 5% in the EMEA region, compared to the three months ended September 30, 2022. Sales for the six months ended September 30, 2023 decreased 24%, 9%, and 3% in the Asia Pacific, Americas, and EMEA regions, respectively, compared to the six months ended September 30, 2022.

Gross margin was 41.5% and 40.1% for the three and six months ended September 30, 2023, respectively, and increased by 330 and 120 basis points, respectively, compared to the three and six months ended September 30, 2022. The increase in gross margin for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, was primarily driven by cost improvement and less reliance on expedited shipping, as well as lower promotions, partially offset by unfavorable product mix. The increase in gross margin for the six months ended September 30, 2023, compared to the six months ended September 30, 2022, was primarily driven by cost improvement and less reliance on expedited shipping, partially offset by unfavorable product mix.

Operating expenses for the three months ended September 30, 2023 were $282.0 million, or 26.7% of sales, compared to $311.4 million, or 27.1% of sales, for the three months ended September 30, 2022. Operating expenses for the six months ended September 30, 2023 were $579.2 million, or 28.5% of sales, compared to $655.5 million, or 28.4% of sales, for the six months ended September 30, 2022. The decrease in operating expense was primarily driven by a reduction in marketing and advertising spend.
Net income for the three and six months ended September 30, 2023 was $137.1 million and $199.8 million, respectively, compared to $82.1 million and $182.9 million for the three and six months ended September 30, 2022, respectively.
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
There have been no material changes in our critical accounting estimates during the six months ended September 30, 2023 compared with the critical accounting estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023.
Inflation Reduction Act in the U.S.
On August 16, 2022, the “Inflation Reduction Act” (H.R. 5376) ("IRA") was signed into law in the U.S. The IRA establishes a new corporate alternative minimum tax based on financial statement income adjusted for certain items. The new minimum tax is effective for tax years beginning after December 31, 2022. The IRA is not expected to have a material impact on our financial statements for the tax year ending March 31, 2024.
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
Results of Operations

Net Sales

Our sales for the three and six months ended September 30, 2023 decreased 8% and 12%, respectively, compared to the three and six months ended September 30, 2022, primarily due to a decline in sales of most of our product categories as a result of lower demand. If currency exchange rates had been constant in the three and six months ended September 30, 2023 and 2022, our constant dollar sales reduction rates would have been 9% and 12%, respectively.
Sales Denominated in Other Currencies

Although our financial results are reported in U.S. Dollars, a portion of our sales was generated in currencies other than the U.S. Dollar, such as the Euro, Chinese Renminbi, Australian Dollar, Canadian Dollar, Japanese Yen, Pound Sterling and New Taiwan Dollar. During the three months ended September 30, 2023, approximately 50% of our sales were denominated in currencies other than the U.S. Dollar.

Sales by Region

The following table presents the change in sales by region for the three and six months ended September 30, 2023, compared with the three and six months ended September 30, 2022:

	Sales Growth Rate		Constant Dollar Sales Growth Rate
	Three Months Ended September 30, 2023	Six Months Ended September 30, 2023	Three Months Ended September 30, 2023	Six Months Ended September 30, 2023
Americas	(6)%	(9)%	(6)%	(9)%
EMEA	5%	(3)%	(2)%	(6)%
Asia Pacific	(21)%	(24)%	(18)%	(21)%

Americas:

The decrease in sales in the Americas region for the three-month and six-month periods presented above was primarily driven by a decline in sales of most of our product categories, partially offset by an increase in sales of Tablet Accessories.

EMEA:

The increase in sales in our EMEA region for the three-month period presented above was primarily driven by the increase in sales of Gaming, Pointing Devices, and Keyboards & Combos, partially offset by a decline in sales of Webcams. The decrease in sales in our EMEA region for the six-month period presented above was primarily driven by decreases in sales of Video Collaboration and Webcams, partially offset by an increase in sales of Pointing Devices.

Asia Pacific:

The decrease in sales in our Asia Pacific region for the three-month and six-month periods presented above was primarily driven by the decrease in sales of Gaming, Keyboards & Combos, and Video Collaboration.

Sales by Product Category

During the first quarter of fiscal year 2024, we changed the presentation of sales by product category to provide a simpler and clearer view of our business. The change in presentation did not have an impact on previously reported total sales. As a result of these changes, certain prior-period amounts for the three and six months ended September 30, 2022 have been reclassified to conform to the current period presentation. See Note 1 to the condensed consolidated financial statements for further information on the change in presentation.

Sales by product category in the current presentation for the three and six months ended September 30, 2023 and 2022 were as follows (dollars in thousands):

	Three months ended September 30,			Six months ended September 30,
	2023	2022	Change	2023	2022	Change
Gaming (1)	$282,104	$322,028	(12)%	$548,533	$619,949	(12)%
Keyboards & Combos	194,914	200,853	(3)	375,769	428,573	(12)
Pointing Devices	191,676	185,200	3	366,130	368,483	(1)
Video Collaboration	152,389	179,199	(15)	291,735	360,831	(19)
Webcams	88,222	102,018	(14)	163,422	211,280	(23)
Tablet Accessories	63,677	54,203	17	134,013	120,788	11
Headsets	44,411	44,750	(1)	81,261	90,693	(10)
Other (2)	39,615	60,700	(35)	70,644	108,219	(35)
Total Sales	$1,057,008	$1,148,951	(8)%	$2,031,507	$2,308,816	(12)%
(1) Gaming includes streaming services revenue generated by Streamlabs.
(2) Other primarily consists of mobile speakers and PC speakers.
Gaming
Our Gaming category includes gaming mice, steering wheels, headsets, keyboards, console gaming headsets, simulation controllers, studio-quality Blue Microphones and Streamlabs services.

Sales of Gaming decreased 12% in each of the three and six months ended September 30, 2023, compared to the three and six months ended September 30, 2022, primarily driven by the decrease in sales of gaming steering wheels, gaming keyboards, gaming mice and Blue Microphones.

Keyboards & Combos
Our Keyboards & Combos category includes PC keyboards and keyboard/mice combo products.

Sales of Keyboards & Combos decreased 3% for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily driven by the decrease in sales of our cordless keyboards, partially offset by an increase in sales of cordless keyboard/mice combo products. Sales of Keyboards & Combos decreased 12% for the six months ended September 30, 2023, compared to the six months ended September 30, 2022, primarily driven by the decrease in sales of cordless keyboards.

Pointing Devices
Our Pointing Devices category includes PC- and Mac-related mice including trackballs, touchpads, and presentation tools.

Sales of Pointing Devices increased 3% for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily driven by the increase in sales of cordless mice. Sales of Pointing Devices for the six months ended September 30, 2023 declined 1%, compared with sales for the six months ended September 30, 2022, mainly due to a decrease in the sales of cordless mice, partially offset by an increase in sales of presentation tools.

Video Collaboration
Our Video Collaboration category includes Logitech’s conference room cameras, which combine affordable enterprise-quality audio and high definition 4K video to bring video conferencing to a variety of room sizes.

Sales of Video Collaboration decreased 15% and 19% for the three and six months ended September 30, 2023, compared to the three and six months ended September 30, 2022, respectively, due to a decrease in sales of most of our Video Collaboration products driven by lower enterprise spending.

Webcams
Our Webcams category includes PC-based webcams that are targeted primarily at consumers, including streaming cameras, and VC webcams that turn any desktop into an instant collaboration space.

Sales of Webcams decreased 14% for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily driven by the decrease in sales of our PC-based webcams, such as 1080p Pro Stream Webcam and Brio 500, as well as our VC webcams, such as Webcam C930e. Sales of Webcams decreased 23% for the six months ended September 30, 2023, compared to the six months ended September 30, 2022, primarily driven by the decrease in sales of our VC webcams, such as Webcam C930e and Webcam C925E, as well as our PC-based webcams, such as 1080p Pro Stream Webcam.

Tablet Accessories

Our Tablet Accessories category primarily includes tablet keyboards and styluses.

Sales of Tablet Accessories increased 17% and 11% for the three and six months ended September 30, 2023, compared to the three and six months ended September 30, 2022, respectively, primarily driven by the increase in sales of our Rugged Combo 3 Touch as well as Combo Touch and Rugged Combo 4 Touch, introduced in the third quarter of fiscal year 2023. For the six months ended September 30, 2023, compared to the six months ended September 30, 2022, the increase in sales of these products was partially offset by the decrease in sales of Rugged Folio.

Headsets

Our Headsets category includes PC and VC headsets, in-ear headphones, and premium wireless earbuds.

Sales of Headsets for the three months ended September 30, 2023 remained consistent with sales for the three months ended September 30, 2022. Sales of Headsets decreased 10% for the six months ended September 30, 2023, compared to the six months ended September 30, 2022, primarily driven by the decrease in sales of VC headsets and corded PC headsets.

Other

Our Other category primarily consists of mobile speakers and PC speakers.

Sales in Other category decreased 35% in each of the three and six months ended September 30, 2023, compared to the three and six months ended September 30, 2022, primarily driven by a decline in sales of mobile speakers.

Gross Profit

Gross profit for the three and six months ended September 30, 2023 and 2022 was as follows (dollars in thousands):

	Three months ended September 30,			Six months ended September 30,
	2023	2022	Change	2023	2022	Change
Net sales	$1,057,008	$1,148,951	(8)%	$2,031,507	$2,308,816	(12)%
Gross profit	$438,622	$438,780	—%	$814,264	$898,383	(9)%
Gross margin	41.5%	38.2%		40.1%	38.9%

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

Gross margin was 41.5% and 40.1% for the three and six months ended September 30, 2023, respectively, and increased by 330 and 120 basis points, compared to the three and six months ended September 30, 2022, respectively. The increase in gross margin for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, was primarily driven by cost improvement and less reliance on expedited shipping, as well as lower promotions, partially offset by unfavorable product mix. The increase in gross margin for the six months ended September 30, 2023, compared to the six months ended September 30, 2022, was primarily driven by cost improvement and less reliance on expedited shipping, partially offset by unfavorable product mix.

Operating Expenses

Operating expenses for the three and six months ended September 30, 2023 and 2022 were as follows (dollars in thousands):

	Three months ended September 30,		Six months ended September 30,
	2023	2022	2023	2022
Marketing and selling	$176,356	$202,091	$355,541	$431,469
% of sales	16.7%	17.6%	17.5%	18.7%
Research and development	68,559	69,009	139,118	144,526
% of sales	6.5%	6.0%	6.8%	6.3%
General and administrative	35,538	26,589	76,835	62,449
% of sales	3.4%	2.3%	3.8%	2.7%
Amortization of intangible assets and acquisition-related costs	3,318	2,873	6,003	6,242
% of sales	0.3%	0.3%	0.3%	0.3%
Restructuring charges (credits), net	(1,788)	10,817	1,723	10,817
% of sales	(0.2)%	0.9%	0.1%	0.5%
Total operating expenses	$281,983	$311,379	$579,220	$655,503
% of sales	26.7%	27.1%	28.5%	28.4%
The decrease in total operating expenses during the three and six months ended September 30, 2023, compared to the three and six months ended September 30, 2022, was mainly due to decreases in marketing and selling expenses, partially offset by increases to general and administrative expenses.

Marketing and Selling
Marketing and selling expenses consist of personnel and related overhead costs, corporate and product marketing, promotions, advertising, trade shows, technical support for customer experiences and facilities costs.

During the three and six months ended September 30, 2023, marketing and selling expenses decreased $25.7 million and $75.9 million, respectively, compared to the three and six months ended September 30, 2022, primarily driven by our reduction in third-party marketing and advertising spend as well as decreases in personnel-related costs as a result of headcount reduction.

Research and Development
Research and development expenses consist of personnel and related overhead costs for contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.
During the three months ended September 30, 2023, research and development expenses remained relatively consistent, compared to the three months ended September 30, 2022. During the six months ended September 30, 2023, research and development expenses decreased $5.4 million, compared to the six months ended September 30, 2022, primarily driven by lower outsourcing expenses.
Research and development expenses as a percentage of sales increased from 6.0% and 6.3% in the three and six months ended September 30, 2022, respectively, to 6.5% and 6.8% in the three and six months ended September 30, 2023, respectively, reflecting our continued investment in innovation.

General and Administrative
General and administrative expenses primarily consist of personnel and related overhead, information technology, and facilities costs for the infrastructure functions such as finance, information systems, executives, human resources and legal.

During the three and six months ended September 30, 2023, general and administrative expenses increased $8.9 million and $14.4 million, respectively, compared to the three and six months ended September 30, 2022, primarily driven by higher personnel-related costs, mainly due to higher accruals for performance-based compensation.

Amortization of Intangible Assets and Acquisition-Related Costs

Amortization of intangible assets consists of amortization of acquired intangible assets, including customer relationships and trademarks and trade names. Acquisition-related costs include legal expenses, due diligence costs, and other professional costs incurred for business acquisitions.

During the three and six months ended September 30, 2023, amortization of intangible assets and acquisition-related costs remained relatively flat, compared to the three and six months ended September 30, 2022.

Restructuring Charges (Credits), Net

The restructuring charges (credits), net for the three and six months ended September 30, 2023 and 2022, were related to costs incurred as a result of our restructuring plan initiated during fiscal year 2023. We expect to substantially complete this restructuring plan within fiscal year 2024.

See Note 13 to our condensed consolidated financial statements for additional information.

Interest Income
Interest income for the three and six months ended September 30, 2023 and 2022 was as follows (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2023	2022	2023	2022
Interest Income	$11,856	$3,459	$21,682	$4,908
We invest in highly liquid instruments with an original maturity of three months or less at the date of purchase, which are classified as cash equivalents. During the three and six months ended September 30, 2023, interest income increased $8.4 million and $16.8 million, respectively, compared to the three and six months ended September 30, 2022, primarily driven by the increase in interest rates.
Other Income (Expense), Net

Other income (expense), net for the three and six months ended September 30, 2023 and 2022 was as follows (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2023	2022	2023	2022
Investment gain (loss) related to the deferred compensation plan	$(324)	$(762)	$700	$(4,148)
Currency exchange loss, net	(1,712)	(2,052)	(4,798)	(5,012)
Gain (loss) on investments, net	214	(22,934)	(11,609)	(11,577)
Non-service cost net pension income and other	778	351	1,691	964
Total	$(1,044)	$(25,397)	$(14,016)	$(19,773)

Investment gain (loss) related to the deferred compensation plan represents earnings, gains, and losses on marketable securities related to a deferred compensation plan offered by one of our subsidiaries. The investment gain or loss for three and six months ended September 30, 2023, compared to the three and six months ended September 30, 2022, primarily relates to the change in market performance of the underlying securities.

Currency exchange loss, net, relates to balances denominated in currencies other than the functional currency in our subsidiaries, as well as to the sale of currencies, and gains or losses recognized on currency exchange forward contracts. We do not speculate in currency positions, but we are alert to opportunities to maximize currency exchange gains and minimize currency exchange losses. The loss for the three months ended September 30, 2023 was primarily due to the weakening of the Swiss Franc against the U.S. Dollar. The loss for the three months ended September 30, 2022 was primarily due to the weakening of the Australian Dollar and the Brazilian Real against the U.S. Dollar offset by gains in the Swiss Franc. The loss for the six months ended September 30, 2023 was primarily due to weakening of the Japanese Yen against the U.S. Dollar. The loss for the six months ended September 30, 2022 was primarily due to the weakening of the Brazilian Real, Australian Dollar, and the Japanese Yen, offset by the gain from the weakening of the Chinese Renminbi against the U.S. Dollar.

Gain (loss) on investments, net, includes unrealized gain (loss) from the fair value change of investment, gain (loss) on equity-method investments and impairment of investments during the periods presented, as applicable. The loss on investments, net for the six months ended September 30, 2023 was primarily due to an impairment loss, as a result of the write-off of a note receivable which has been deemed no longer recoverable. This note receivable was previously obtained in conjunction with an exchange transaction related to our investment in a privately held company. The loss for the three and six months ended September 30, 2022 was primarily due to impairment charges related to one of our equity method investments. The loss for the six months ended September 30, 2022 was partially offset by an unrealized gain related to one of our equity method investments without readily determinable fair value resulting from observable price changes. See Note 6 to our condensed consolidated financial statements for additional information.

Provision for Income Taxes

The provision for income taxes and effective income tax rates for the three and six months ended September 30, 2023 and 2022 were as follows (dollars in thousands):

	Three months ended September 30,		Six months ended September 30,
	2023	2022	2023	2022
Provision for income taxes	$30,334	$23,372	$42,866	$45,088
Effective income tax rate	18.1%	22.2%	17.7%	19.8%

The change in the effective income tax rate for the three and six months ended September 30, 2023 was primarily due to the mix of income and losses in the various tax jurisdictions in which we operate and the tax impact from share-based compensation, compared with the three and six months ended September 30, 2022.

Liquidity and Capital Resources

Cash Balances, Available Borrowings, and Capital Resources

As of September 30, 2023, we had cash and cash equivalents of $1,163.9 million, compared with $1,149.0 million as of March 31, 2023. Our cash and cash equivalents consist of bank demand deposits and short-term time deposits, of which 65% is held in Switzerland and 12% were held in China (including Hong Kong). We do not expect to incur any material adverse tax impact except for what has already been recognized, or to be significantly inhibited by any country in which we do business, from the repatriation of funds to Switzerland, our country of domicile.

As of September 30, 2023, our working capital was $1,405.3 million, compared to $1,555.1 million as of March 31, 2023. The decrease was driven by a reduction in inventories and an increase in accounts payable, partially offset by a decline in accrued and other current liabilities and an increase in accounts receivable.

We had several uncommitted, unsecured bank lines of credit and letters of credit aggregating $171.5 million as of September 30, 2023. There are no financial covenants under these lines of credit with which we must comply.

There was no borrowing outstanding under the lines of credit as of September 30, 2023. As of September 30, 2023, we had outstanding bank guarantees of $12.2 million under these lines of credit.

The following tables present selected financial information and statistics as of and for the three months ended September 30, 2023 and 2022 (dollars in thousands):

	As of September 30,
	2023	2022
Accounts receivable, net	$656,895	$772,731
Accounts payable	$492,905	$546,563
Inventories	$532,943	$879,979

	Three months ended September 30,
	2023	2022
Days sales in accounts receivable (“DSO”) (Days)(1)	56	61
Days accounts payable outstanding (“DPO”) (Days)(2)	72	69
Inventory turnover (“ITO”) (x)(3)	4.6	3.2

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

DSO for the three months ended September 30, 2023 decreased by 5 days to 56 days, compared to 61 days for the three months ended September 30, 2022, primarily due to the timing of sales within the quarter.

DPO for the three months ended September 30, 2023 increased by 3 days to 72 days, compared to 69 days for the three months ended September 30, 2022, primarily due to softened demand, offset by lower inventory purchases and marketing spend.

ITO for the three months ended September 30, 2023 increased by 1.4, compared to 3.2 for the three months ended September 30, 2022, primarily due to lower inventory as of September 30, 2023 resulting from focused inventory management to align with softened demand.

If we are not successful in launching and phasing in our new products, or market competition increases, or we are not able to sell the new products at the prices planned, it could have a material impact on our sales, gross profit margin, operating results including operating cash flow, and inventory turnover in the future.

The following table summarizes our condensed consolidated statements of cash flows (in thousands):

	Six months ended September 30,
	2023	2022
Net cash provided by operating activities	$463,059	$37,256
Net cash used in investing activities	(49,151)	(53,561)
Net cash used in financing activities	(388,269)	(416,087)
Effect of exchange rate changes on cash and cash equivalents	(10,758)	(27,823)
Net increase (decrease) in cash and cash equivalents	$14,881	$(460,215)

For the six months ended September 30, 2023, net cash provided by operating activities was $463.1 million resulting from net income of $199.8 million, a favorable impact from adding back non-cash expenses totaling $112.1 million, and a favorable net change in operating assets and liabilities of $151.2 million. Non-cash expenses were primarily related to share-based compensation expenses, and depreciation and amortization. The increase in accounts receivable, net was primarily driven by higher sales. The decrease in inventories was primarily driven by our effort to manage inventory level. The increase in accounts payable was due to timing of inventory purchases in preparation for the holiday season. The decrease in accrued and other liabilities was primarily driven by reduction in accrued liabilities related to our customer marketing, pricing and incentive programs and sales return liability in line with reduction in channel inventory.
For the six months ended September 30, 2023, net cash used in investing activities was $49.2 million, primarily resulting from $34.7 million of purchases of property, plant, and equipment and $14.1 million payments for acquisitions, net of cash acquired.
For the six months ended September 30, 2023, net cash used in financing activities was $388.3 million, primarily resulting from payment for repurchases of our registered shares of $188.9 million and payment of cash dividends of $182.3 million.
For the six months ended September 30, 2023, there was a $10.8 million loss from currency exchange rate effect on cash and cash equivalents, primarily due to exchange rate fluctuations of Swiss Franc, Euro, and Chinese Renminbi versus the U.S. Dollar, and timing of our cash transactions over the period. The loss from currency translation exchange rate effect during the six months ended September 30, 2022 was primarily due to the weakening of the Euro, Chinese Renminbi, Swiss Franc, Australian Dollar, New Taiwan Dollar and the Japanese Yen versus the U.S. Dollar.
Cash Outlook
Our principal sources of liquidity are our cash and cash equivalents, cash flow generated from operations, and, to a much lesser extent, capital markets and borrowings. Our future working capital requirements and capital expenditures may increase to support investments in product innovations and growth opportunities or to acquire or invest in complementary businesses, products, services, and technologies. Market volatility driven by the current macroeconomic and geopolitical environment may increase our costs of capital and otherwise adversely affect our business, results of operations, financial condition and liquidity.
In fiscal year 2024, we paid a cash dividend of CHF 169.1 million (U.S. Dollar amount of $182.3 million based on the exchange rate on the date of payment) out of fiscal year 2023 retained earnings. In fiscal year 2023, we paid a cash dividend of CHF 156.1 million (U.S. Dollar amount of $158.7 million based on the exchange rate on the date of payment) out of fiscal year 2022 retained earnings. In fiscal year 2022, we paid a cash dividend of CHF 147.0 million (U.S. Dollar amount of $159.4 million) out of fiscal year 2021 retained earnings.
In May 2020, our Board of Directors approved the 2020 share repurchase program, which authorized us to invest up to $250.0 million to purchase our own shares to support equity incentive plans or potential acquisitions. In April 2021, our Board of Directors approved an increase of $750.0 million to the 2020 share repurchase program, to an aggregate amount of $1.0 billion. The Swiss Takeover Board approved this increase and it became effective on May 21, 2021. In July 2022, our Board of Directors approved an increase of $500 million to the 2020 share repurchase program to an aggregate amount of up to $1.5 billion. The Swiss Takeover Board approved this increase and it became effective on August 19, 2022. The 2020 share repurchase program expired on July 27, 2023. We repurchased 16.7 million shares for an aggregate cost of $1.2 billion under the 2020 share repurchase program, of which 2.6 million shares for an aggregate cost of $159.1 million were repurchased during the six months ended September 30, 2023.
In June 2023, our Board of Directors approved a new, three-year share repurchase program, which allows us to use up to $1.0 billion to repurchase our shares. The 2023 share repurchase program enables us to repurchase shares for cancellation, as well as to support equity incentive plans or potential acquisitions. The Swiss Takeover Board approved the 2023 share repurchase program in July 2023 and the program became effective on July 28, 2023. During the six months ended September 30, 2023, we repurchased 0.9 million shares for an aggregate cost of $60.1 million under the 2023 share repurchase program for the purpose of cancellation, of which $30.2 million of the aggregate cost was not paid yet as of September 30, 2023. As of September 30, 2023, $940.0 million was available for repurchase under the 2023 share repurchase program.
Swiss law limits a company’s ability to hold or repurchase its own shares. The aggregate par value of all shares held in treasury by us and our subsidiaries may not exceed 10% of our share capital, which corresponds to approximately 17.3 million registered shares. This limitation does not apply to shares repurchased for cancellation, due to the Board of Directors' authority under the capital band set forth in the Company's Articles of Incorporation to cancel shares up to a limit of 10% of our current share capital. As of September 30, 2023, we had a total of 16.0 million shares held in treasury stock, which includes 0.9 million shares that have been repurchased for cancellation.
Although we enter into trading plans for systematic repurchases (e.g., 10b5-1 trading plans) from time to time, our 2023 share repurchase program provides us with the opportunity to make opportunistic repurchases during periods of favorable market conditions and is expected to remain in effect for a period of three years through July 27, 2026. To the extent that the shares are repurchased to support equity incentive plans or potential acquisitions, the share are repurchased on the ordinary trading line of Swiss Exchange ("SIX") and/or the Nasdaq Global Select Market ("Nasdaq"). Shares repurchased for cancellation purposes are repurchased via a second trading line on SIX. Opportunistic purchases may be started or stopped at any time without prior notice depending on market conditions and other factors.
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

Purchase Commitments

As of September 30, 2023, we had non-cancelable purchase commitments of $391.5 million for inventory purchases made in the normal course of business from original design manufacturers, contract manufacturers and other suppliers, the majority of which are expected to be fulfilled within the next 12 months. We record a liability for firm, non-cancelable, and unhedged inventory purchase commitments in excess of anticipated demand or net realizable value consistent with our valuation of excess and obsolete inventory. As of September 30, 2023, the liability for these purchase commitments was $33.2 million and is recorded in accrued and other current liabilities in the condensed consolidated balance sheet.

We have firm purchase commitments of $10.7 million for capital expenditures primarily related to commitments for tooling and equipment for new and existing products. We expect to continue making capital expenditures in the future to support product development activities and ongoing and expanded operations. Although open purchase commitments are considered enforceable and legally binding, the terms generally allow us to reschedule or adjust our requirements based on business needs prior to delivery of goods or performance of services.

Other Contractual Obligations and Commitments

For further detail about our contractual obligations and commitments, refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

Indemnifications

We indemnify certain suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of September 30, 2023, no material amounts have been accrued for indemnification provisions. We do not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under our indemnification arrangements.

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

Legal Proceedings

From time to time we are involved in claims and legal proceedings that arise in the ordinary course of our business. For more information about Legal Proceedings, see Part II Item 1 Legal Proceedings of this quarterly report on Form 10-Q for the period ended September 30, 2023.

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

We are exposed to currency exchange rate risk as we transact business in multiple currencies, including exposure related to anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. Dollar. We transact business in approximately 30 currencies worldwide, of which the most significant to operations are the Euro, Chinese Renminbi, Australian Dollar, Canadian Dollar, Japanese Yen, Pound Sterling and New Taiwan Dollar. For the three months ended September 30, 2023, approximately 50% of our sales were in non-U.S. denominated currencies, with 23% of our sales denominated in Euro. The mix of our costs of goods sold and operating expenses by currency are significantly different from the mix of our sales, with a larger portion denominated in U.S. Dollar and less denominated in Euro and other currencies. A strengthening U.S. Dollar has a more unfavorable impact on our sales compared to the favorable impact on our cost of goods sold and operating expenses, resulting in an adverse impact on our operating results.

We enter into currency forward and swap contracts to reduce the short-term effects of currency fluctuations on certain receivables or payables denominated in currencies other than the functional currencies of our subsidiaries. These contracts generally mature within approximately one month. The gains or losses on these contracts are recognized in earnings based on the changes in fair value.

If an adverse 10% foreign currency exchange rate change had been applied to total monetary assets and liabilities denominated in currencies other than the functional currencies at the balance sheet dates, it would have resulted in an adverse effect on income before income taxes of approximately $10.9 million and $17.0 million as of September 30, 2023 and March 31, 2023, respectively. The adverse effect as of September 30, 2023 and March 31, 2023 is after consideration of the offsetting effect of approximately $9.4 million and $8.1 million, respectively, from foreign exchange contracts in place as of such dates.
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
If the U.S. dollar had weakened by 10%, the amount recorded in AOCI related to our foreign exchange contracts before tax effect as of September 30, 2023 and March 31, 2023 would have been approximately $11.9 million and $7.3 million lower, respectively. The change in the fair value recorded in AOCI would be expected to offset a corresponding foreign currency change in cost of goods sold when the hedged inventory purchases are sold.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

From time to time the Company is involved in claims and legal proceedings that arise in the ordinary course of its business. The Company is currently subject to several such claims and legal proceedings. The Company intends to vigorously defend against them. Management periodically assesses the Company’s liabilities and contingencies in connection with these matters based upon the latest information available. The Company follows ASC ("Accounting Standards Codification") 450 in determining the accounting and disclosure for these contingencies. Based on currently available information, the Company does not believe that resolution of pending matters will have a material adverse effect on its financial condition, cash flows and results of operations. However, litigation is subject to inherent uncertainties, and there can be no assurances that the Company's defenses will be successful or that any such lawsuit or claim would not have a material adverse impact on the Company's business, financial condition, cash flows and results of operations in a particular period. Any claims or proceedings against the Company can have an adverse impact because of defense costs, diversion of management and operational resources, negative publicity and other factors. Any failure to obtain a necessary license or other rights, or litigation arising out of intellectual property claims, could adversely affect the Company's business.

ITEM 1A.   RISK FACTORS
The Company’s business, reputation, results of operations, financial condition and stock price can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A of the 2023 Form 10-K under the heading “Risk Factors.” When any one or more of these risks materialize from time to time, the Company’s business, reputation, results of operations, financial condition and stock price can be materially and adversely affected. In the second quarter of fiscal year 2024, there have been no material changes to the risk factors disclosed in the Company's Form 10-K, as updated in our Quarterly Report on Form 10-Q for the quarter ended on June 30, 2023.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases
In the second quarter of fiscal year 2024, the following approved share repurchase programs were in place (in thousands):

Share Repurchase Program	Shares Approved	Approved Amounts
May 2020 (1)	17,311	$1,500,000
July 2023 (2)	17,311	$1,000,000

(1) The 2020 share repurchase program expired on July 27, 2023. See Note 11 to the condensed consolidated financial statements for further information.

(2) In June 2023, our Board of Directors approved a new, three-year share repurchase program. The Swiss Takeover Board approved the 2023 share repurchase program in July 2023 and the program became effective on July 28, 2023. See Note 11 to the condensed consolidated financial statements for further information.

The following table presents certain information related to purchases made by Logitech of its equity securities under the 2020 and 2023 share repurchase programs (in thousands, except per share amounts):

	Total Number of Shares Repurchased		Weighted Average Price Paid Per Share		Remaining Amount that May Yet Be Repurchased under the Programs (1)
During the three months ended September 30, 2023			CHF (LOGN)	USD (LOGI)
Month 1
July 1, 2023 to July 28, 2023
SIX	1,034	(2)	54.01	N/A	$1,000,000
Nasdaq	—		N/A	$—	1,000,000
Month 2
July 29, 2023 to August 25, 2023
SIX	—		—	N/A	1,000,000
Nasdaq	—		N/A	$—	1,000,000
Month 3
August 26, 2023 to September 29, 2023
SIX	861	(3)	63.37	N/A	940,000
Nasdaq	—		N/A	$—	940,000
	1,895		58.26		$940,000
(1) The 2020 share repurchase program expired on July 27, 2023. The 2023 share repurchase program became effective on July 28, 2023.
(2) Shares repurchased on the ordinary trading line under the 2020 share repurchase program to support equity incentive plans or potential acquisitions.
(3) Shares repurchased on the second trading line for cancellation under the 2023 share repurchase program.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

ITEM 5.   OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers
During the second quarter of fiscal year 2024, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.
.

ITEM 6.   EXHIBITS

Exhibit Index

Exhibit No.		Description

3.1		Amended Articles of Incorporation

3.2		Amended Organizational Regulations

10.1	**	Employment Agreement between Logitech, Inc. and Guy Gecht, Interim CEO

31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF		XBRL Taxonomy Definition Linkbase Document

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

LOGITECH INTERNATIONAL S.A.

October 26, 2023	/s/ Guy Gecht
Date	Guy Gecht
Interim Chief Executive Officer

October 26, 2023	/s/ Charles Boynton
Date	Charles Boynton
Chief Financial Officer