Form 10-Q
period 2023-12-31
LOGITECH INTERNATIONAL S.A.
filed 2024-01-25
CIK 1032975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

As of January 11, 2024, there were 154,819,963 shares of the Registrant’s share capital outstanding.

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

Our fiscal year ends on March 31. Interim quarters are generally thirteen-week periods, each ending on a Friday of each quarter. The third quarter of fiscal year 2024 ended on December 29, 2023. The same quarter in the prior fiscal year ended on December 30, 2022. For purposes of presentation, we have indicated our quarterly periods end on the last day of the calendar quarter.
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

PART I — FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2023	2022	2023	2022
Net sales	$1,255,473	$1,269,925	$3,286,980	$3,578,741
Cost of goods sold	726,252	789,489	1,937,367	2,193,735
Amortization of intangible assets	2,441	3,168	8,569	9,355
Gross profit	526,780	477,268	1,341,044	1,375,651

Operating expenses:
Marketing and selling	189,175	196,653	544,716	628,122
Research and development	72,704	65,640	211,822	210,166
General and administrative	39,711	29,766	116,546	92,215
Amortization of intangible assets and acquisition-related costs	2,276	2,810	8,279	9,052
Restructuring charges, net	839	5,654	2,562	16,471
Total operating expenses	304,705	300,523	883,925	956,026

Operating income	222,075	176,745	457,119	419,625
Interest income	12,826	4,665	34,508	9,573
Other income (expense), net	189	1,406	(13,827)	(18,367)
Income before income taxes	235,090	182,816	477,800	410,831
Provision for (benefit from) income taxes	(9,594)	42,663	33,272	87,751
Net income	$244,684	$140,153	$444,528	$323,080

Net income per share:
Basic	$1.57	$0.87	$2.82	$1.98
Diluted	$1.55	$0.86	$2.80	$1.96

Weighted average shares used to compute net income per share:
Basic	155,933	161,244	157,568	163,042
Diluted	157,440	162,529	158,843	164,427

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2023	2022	2023	2022
Net income	$244,684	$140,153	$444,528	$323,080
Other comprehensive income (loss):
Currency translation gain (loss):
Currency translation gain (loss), net of taxes	25,319	33,076	13,168	(6,207)
Reclassification of cumulative translation adjustments included in other income (expense), net	—	219	—	219
Defined benefit plans:
Net gain (loss) and prior service costs, net of taxes	—	(104)	—	8
Reclassification of amortization included in other income (expense), net	500	(112)	252	(338)
Hedging gain (loss):
Deferred hedging gain (loss), net of taxes	(2,539)	(6,325)	(1,165)	5,239
Reclassification of hedging loss (gain) included in cost of goods sold	(863)	(4,728)	3,493	(11,766)
Total other comprehensive income (loss)	22,417	22,026	15,748	(12,845)
Total comprehensive income	$267,101	$162,179	$460,276	$310,235

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	December 31, 2023	March 31, 2023
Assets
Current assets:
Cash and cash equivalents	$1,412,650	$1,149,023
Accounts receivable, net	685,777	630,382
Inventories	447,262	682,893
Other current assets	150,754	142,876
Total current assets	2,696,443	2,605,174
Non-current assets:
Property, plant and equipment, net	119,200	121,503
Goodwill	463,978	454,610
Other intangible assets, net	53,724	63,173
Other assets	326,594	316,293
Total assets	$3,659,939	$3,560,753
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$527,988	$406,968
Accrued and other current liabilities	673,435	643,139
Total current liabilities	1,201,423	1,050,107
Non-current liabilities:
Income taxes payable	111,924	106,391
Other non-current liabilities	156,491	146,695
Total liabilities	1,469,838	1,303,193
Commitments and contingencies (Note 10)
Shareholders’ equity:
Registered shares, CHF 0.25 par value:	30,148	30,148
Issued shares — 173,106 at December 31, 2023 and March 31, 2023
Additional shares that may be issued out of conditional capital — 50,000 at December 31, 2023 and March 31, 2023
Additional shares that may be issued out of authorized capital — 17,311 at December 31, 2023 and March 31, 2023
Additional paid-in capital	60,892	127,380
Shares in treasury, at cost — 18,108 at December 31, 2023 and 13,763 at March 31, 2023	(1,251,314)	(977,266)
Retained earnings	3,434,904	3,177,575
Accumulated other comprehensive loss	(84,529)	(100,277)
Total shareholders’ equity	2,190,101	2,257,560
Total liabilities and shareholders’ equity	$3,659,939	$3,560,753

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine months ended December 31,
	2023	2022
Cash flows from operating activities:
Net income	$444,528	$323,080
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	48,874	56,698
Amortization of intangible assets	16,583	18,173
Loss on investments	12,213	13,065
Share-based compensation expense	64,192	51,740
Deferred income taxes	(9,515)	24,228
Other	336	1,411
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(46,786)	(123,547)
Inventories	237,969	126,309
Other assets	3,698	20,918
Accounts payable	120,383	(134,848)
Accrued and other liabilities	13,536	(60,060)
Net cash provided by operating activities	906,011	317,167
Cash flows from investing activities:
Purchases of property, plant and equipment	(45,585)	(69,122)
Investment in privately held companies	(406)	(2,626)
Acquisitions, net of cash acquired	(14,138)	(8,527)
Purchases of deferred compensation investments	(7,893)	(5,186)
Proceeds from sales of deferred compensation investments	8,193	4,750
Net cash used in investing activities	(59,829)	(80,711)
Cash flows from financing activities:
Payment of cash dividends	(182,305)	(158,680)
Payment of contingent consideration for business acquisition	(5,002)	(5,954)
Purchases of registered shares	(376,775)	(327,731)
Proceeds from exercises of stock options and purchase rights	15,319	16,064
Tax withholdings related to net share settlements of restricted stock units	(28,596)	(28,734)
Other financing activities	(1,116)	—
Net cash used in financing activities	(578,475)	(505,035)
Effect of exchange rate changes on cash and cash equivalents	(4,080)	(24,006)
Net increase (decrease) in cash and cash equivalents	263,627	(292,585)
Cash and cash equivalents, beginning of the period	1,149,023	1,328,716
Cash and cash equivalents, end of the period	$1,412,650	$1,036,131
Supplementary Cash Flow Disclosures:
Non-cash investing and financing activities:
Property, plant and equipment purchased during the period and included in period end liability accounts	$8,738	$9,250
Right-of-use assets obtained in exchange for operating lease liabilities	$4,621	$42,814
Supplemental cash flow information:
Income taxes paid, net	$32,777	$65,154
The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except per share amounts)
(unaudited)
Three Months Ended December 31, 2023

			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
September 30, 2023	173,106	$30,148	$47,311	16,029	$(1,083,468)	$3,190,220	$(106,946)	$2,077,265
Total comprehensive income	—	—	—	—	—	244,684	22,417	267,101
Purchases of registered shares	—	—	—	2,126	(172,422)	—	—	(172,422)
Issuance of shares upon vesting of restricted stock units	—	—	(6,948)	(47)	4,576	—	—	(2,372)
Share-based compensation	—	—	20,529	—	—	—	—	20,529
December 31, 2023	173,106	$30,148	$60,892	18,108	$(1,251,314)	$3,434,904	$(84,529)	$2,190,101

Nine Months Ended December 31, 2023

			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
March 31, 2023	173,106	$30,148	$127,380	13,763	$(977,266)	$3,177,575	$(100,277)	$2,257,560
Total comprehensive income	—	—	—	—	—	444,528	15,748	460,276
Purchases of registered shares	—	—	—	5,628	(391,594)	—	—	(391,594)
Sales of shares upon exercise of stock options and purchase rights	—	—	(15,755)	(315)	31,074	—	—	15,319
Issuance of shares upon vesting of restricted stock units	—	—	(115,068)	(968)	86,472	—	—	(28,596)
Share-based compensation	—	—	64,335	—	—	—	—	64,335
Cash dividends ($1.19 per share)	—	—	—	—	—	(187,199)	—	(187,199)
December 31, 2023	173,106	$30,148	$60,892	18,108	$(1,251,314)	$3,434,904	$(84,529)	$2,190,101

Three Months Ended December 31, 2022

			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
September 30, 2022	173,106	$30,148	$106,130	10,943	$(824,650)	$2,995,927	$(138,994)	$2,168,561
Total comprehensive income	—	—	—	—	—	140,153	22,026	162,179
Purchases of registered shares	—	—	—	1,746	(90,170)	—	—	(90,170)
Sales of shares upon exercise of stock options and purchase rights	—	—	(2,582)	(155)	5,796	—	—	3,214
Issuance of shares upon vesting of restricted stock units	—	—	(4,410)	(64)	2,418	—	—	(1,992)
Share-based compensation	—	—	16,874	—	—	—	—	16,874
December 31, 2022	173,106	$30,148	$116,012	12,470	$(906,606)	$3,136,080	$(116,968)	$2,258,666

Nine Months Ended December 31, 2022

			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
March 31, 2022	173,106	$30,148	$129,925	7,855	$(632,893)	$2,975,681	$(104,123)	$2,398,738
Total comprehensive income	—	—	—	—	—	323,080	(12,845)	310,235
Purchases of registered shares	—	—	—	5,967	(327,731)	—	—	(327,731)
Sales of shares upon exercise of stock options and purchase rights	—	—	(930)	(423)	16,994	—	—	16,064
Issuance of shares upon vesting of restricted stock units	—	—	(65,758)	(929)	37,024	—	—	(28,734)
Share-based compensation	—	—	52,775	—	—	—	—	52,775
Cash dividends ($1.00 per share)	—	—	—	—	—	(162,681)	—	(162,681)
December 31, 2022	173,106	$30,148	$116,012	12,470	$(906,606)	$3,136,080	$(116,968)	$2,258,666

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

In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of only normal and recurring adjustments, necessary and in all material aspects, for a fair statement of the results of operations, comprehensive income, financial position, cash flows and changes in shareholders' equity for the periods presented. Operating results for the three and nine months ended December 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2024, or any future periods.

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

As a result of these changes, certain prior-period amounts for the three and nine months ended December 31, 2022 have been reclassified to conform to the current period presentation as follows (in thousands):

	Three months ended December 31, 2022
	As previously reported	Reclassifications		As adjusted
Gaming	$391,975	$19,952	(1)	$411,927
Keyboards & Combos	220,059	—		220,059
Pointing Devices	199,106	—		199,106
Video Collaboration	226,374	(52,858)	(2) (3)	173,516
Webcams (3)	58,481	35,771	(3)	94,252
Tablet Accessories	65,157	—		65,157
Headsets	—	46,736	(2)	46,736
Other	1,348	57,824	(4) (5)	59,172
Mobile Speakers	38,321	(38,321)	(4)	—
Audio & Wearables	69,104	(69,104)	(1) (2) (5)	—
Total Sales	$1,269,925	$—		$1,269,925

	Nine months ended December 31, 2022
	As previously reported	Reclassifications		As adjusted
Gaming	$972,457	$59,419	(1)	$1,031,876
Keyboards & Combos	648,632	—		648,632
Pointing Devices	567,589	—		567,589
Video Collaboration	708,796	(174,449)	(2) (3)	534,347
Webcams (3)	178,033	127,499	(3)	305,532
Tablet Accessories	185,945	—		185,945
Headsets	—	137,429	(2)	137,429
Other	5,642	161,749	(4) (5)	167,391
Mobile Speakers	99,826	(99,826)	(4)	—
Audio & Wearables	211,821	(211,821)	(1) (2) (5)	—
Total Sales	$3,578,741	$—		$3,578,741

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

Changes in Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies during the three and nine months ended December 31, 2023 compared with the significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

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
The global and regional economic and political conditions adversely affected demand for the Company's products. In addition, these conditions, including recent transportation issues in the Red Sea, have caused and may continue to cause volatility in the cost of materials and logistics, and transportation delays, and as a result may impact the pricing of the Company's products, product availability and the Company's results of operations.
Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standard Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker. In addition, ASU 2023-07 requires that all existing annual disclosures about segment profit or loss must be provided on an interim basis and clarifies that single reportable segment entities are subject to the disclosure requirement under Topic 280 in its entirety. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within those fiscal years beginning after December 15, 2024. A public entity should apply ASU 2023-07 retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2023-07 on its consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires additional disclosures related to rate reconciliation, income taxes paid, and other disclosures. Under ASU 2023-09, for each annual periods presented, public entities are required to (1) disclose specific categories in the tabular rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires all reporting entities to disclose on an annual basis the amount of income taxes paid disaggregated by federal, state, and foreign taxes as well as the amount of income taxes paid by individual jurisdiction. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024 and can be applied on a prospective basis with an option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2023-09 on its consolidated financial statements and related disclosures.

Note 2 — Net Income Per Share

The following table summarizes the computations of basic and diluted net income per share for the three and nine months ended December 31, 2023 and 2022 (in thousands, except per share amounts):

	Three months ended December 31,		Nine months ended December 31,
	2023	2022	2023	2022
Net income	$244,684	$140,153	$444,528	$323,080

Shares used in net income per share computation:
Weighted average shares outstanding - basic	155,933	161,244	157,568	163,042
Effect of potentially dilutive equivalent shares	1,507	1,285	1,275	1,385
Weighted average shares outstanding - diluted	157,440	162,529	158,843	164,427

Net income per share:
Basic	$1.57	$0.87	$2.82	$1.98
Diluted	$1.55	$0.86	$2.80	$1.96

Share equivalents attributable to outstanding stock options, restricted stock units and employee share purchase plans totaling 0.8 million and 1.6 million for the three months ended December 31, 2023 and 2022, respectively, and 1.3 million and 2.0 million for the nine months ended December 31, 2023 and 2022, respectively, were excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive. A small number of performance-based restricted stock units were not included in the dilutive net income per share calculation because all necessary conditions had not been satisfied by the end of the respective period, and those shares were not issuable if the end of the reporting period were the end of the performance contingency period.

Note 3 — Employee Benefit Plans

Employee Share Purchase Plans and Stock Incentive Plans

As of December 31, 2023, the Company offers the 2006 Employee Share Purchase Plan (Non-U.S.), as amended and restated ("2006 ESPP"), the 1996 Employee Share Purchase Plan (U.S.), as amended and restated ("1996 ESPP"), and the 2006 Stock Incentive Plan ("2006 Plan") as amended and restated. Shares issued to employees as a result of purchases or exercises under these plans are generally issued from shares held in treasury stock.

The following table summarizes the share-based compensation expense and total income tax benefit recognized for share-based awards for the three and nine months ended December 31, 2023 and 2022 (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2023	2022	2023	2022
Cost of goods sold	$2,189	$1,324	$6,066	$4,228
Marketing and selling	8,878	8,014	28,623	25,240
Research and development	4,421	2,756	13,568	11,568
General and administrative	5,125	3,711	15,935	10,704
Total share-based compensation expense	20,613	15,805	64,192	51,740
Income tax benefit	(3,391)	(3,276)	(11,257)	(7,496)
Total share-based compensation expense, net of income tax benefit	$17,222	$12,529	$52,935	$44,244

The income tax benefit in the respective periods primarily consisted of tax benefits related to the share-based compensation expense for the period and direct tax benefit realized, including net excess tax benefits recognized from share-based awards vested or exercised during the period.

Share-based compensation costs capitalized as part of inventory were $1.4 million and $1.3 million for the three months ended December 31, 2023 and 2022, respectively, and $4.8 million and $4.4 million for the nine months ended December 31, 2023 and 2022, respectively.

Defined Benefit Plans

Certain of the Company’s subsidiaries sponsor defined benefit pension plans or non-retirement post-employment benefits covering substantially all of their employees. Benefits are provided based on employees’ years of service and earnings, or in accordance with applicable employee benefit regulations. The Company’s practice is to fund amounts sufficient to meet the requirements set forth in the applicable employee benefit and tax regulations. The costs of $1.9 million and $2.7 million recorded for the three months ended December 31, 2023 and 2022, respectively, and $5.7 million and $8.3 million recorded for the nine months ended December 31, 2023 and 2022, respectively, were primarily related to service costs.

Note 4 — Income Taxes

The Company is incorporated in Switzerland but operates in various countries with differing tax laws and rates. Further, a portion of the Company’s income before taxes and the provision for (benefit from) income taxes are generated outside of Switzerland.

The income tax provision (benefit) for the three and nine months ended December 31, 2023 was a benefit of $9.6 million and a provision of $33.3 million based on an effective income tax rate of (4.1)% and 7.0% of pre-tax income, respectively. The income tax provision for the same periods ended December 31, 2022 was $42.7 million and $87.8 million based on effective income tax rate of 23.3% and 21.4% of pre-tax income, respectively.

The change in the effective income tax rate for the three and nine months ended December 31, 2023, compared with the same periods ended December 31, 2022 was primarily due to the mix of income and losses in the various tax jurisdictions in which the Company operates as well as the favorable tax impacts from share-based compensation, an agreement to remeasure the tax basis of goodwill under the Swiss Federal Act on Tax Reform and AHV Financing (“TRAF”) with the canton of Vaud, remeasurement of the Company’s Swiss deferred tax assets due to a change in tax rate, and Foreign-Derived Intangible Income ("FDII") incentive provided by the Tax Cuts and Jobs Act.

The canton of Vaud completed the legislative process to enact TRAF, a reform to better align the Swiss tax system to international tax standards, on March 10, 2020 to take effect as of January 1, 2020. In March 2020, the Company reached an agreement with the Vaud Tax Administration that would allow for an increase in the tax basis of goodwill, as a transition measure under TRAF, to be amortized over ten years beginning on January 1, 2020. During the three months ended December 31, 2023, the Company reached an agreement to remeasure the tax basis of goodwill under TRAF with the canton of Vaud, which resulted in an income tax benefit of $25.1 million, net of assessment of uncertain tax positions. The remeasurement of the step-up will be amortized over the remaining ten-year amortization period.

On December 29, 2023, a change to the cantonal tax legislation was published. According to the law approved by the Vaud parliament, a progressive scale will be applicable for cantonal tax purposes resulting in an increase from the current tax rate of 13.61% to 14.28% effective fiscal year 2025. The increase in tax rate resulted in a tax benefit of $5.1 million due to a remeasurement of the Company's Swiss deferred tax assets in the fiscal quarter ended December 31, 2023.

The Tax Cuts and Jobs Act enacted Section 250, which provides for a deduction with respect to Global Intangible Low-Taxed Income ("GILTI") and FDII in the US. The application of this tax incentive is inherently complex. During the three months ended December 31, 2023, the Company analyzed the applicability of FDII and determined that this tax incentive applies to fiscal 2021 to 2023 tax years. As a result, the Company realized a tax benefit of $17.9 million related to FDII. The Company has also concluded that any GILTI tax since the enactment of Tax Cuts and Jobs Act would be immaterial.

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

On August 16, 2022, the “Inflation Reduction Act” (H.R. 5376) ("IRA") was signed into law in the United States. The IRA established a new corporate alternative minimum tax based on financial statement income adjusted for certain items. The new minimum tax is effective for tax years beginning after December 31, 2022. The IRA is not expected to have a material impact to the Company's financial statements for the tax year ending March 31, 2024.

On December 22, 2023, the Federal Council enacted the relevant ordinance for implementing a (Qualified) Domestic Minimum Tax (QDMTT) in Switzerland for tax years beginning from January 1, 2024. The Company is currently evaluating the impact of this ordinance on its consolidated financial statements.

Note 5 — Balance Sheet Components

The following table presents the components of certain balance sheet asset amounts (in thousands):

	December 31, 2023	March 31, 2023
Accounts receivable, net:
Accounts receivable	$970,549	$851,576
Allowance for doubtful accounts	—	(86)
Allowance for sales returns	(12,487)	(10,146)
Allowance for cooperative marketing arrangements	(47,165)	(40,495)
Allowance for customer incentive programs	(97,497)	(71,645)
Allowance for pricing programs	(127,623)	(98,822)
	$685,777	$630,382
Inventories:
Raw materials	$71,969	$171,790
Finished goods	375,293	511,103
	$447,262	$682,893
Other current assets:
Value-added tax ("VAT") receivables	$55,920	$60,343
Prepaid expenses and other assets	94,834	82,533
	$150,754	$142,876
Property, plant and equipment, net:
Property, plant and equipment	$497,994	$518,358
Less: accumulated depreciation and amortization	(378,794)	(396,855)
	$119,200	$121,503
Other assets:
Deferred tax assets	$197,460	$171,989
Right-of-use assets	61,721	67,330
Investments in privately held companies	30,991	33,323
Investments for deferred compensation plan	29,905	28,213
Other assets	6,517	15,438
	$326,594	$316,293

The following table presents the components of certain balance sheet liability amounts (in thousands):

	December 31, 2023	March 31, 2023
Accrued and other current liabilities:
Accrued customer marketing, pricing and incentive programs	$193,216	$206,546
Accrued personnel expenses	142,936	103,592
Accrued loss for inventory purchase commitments	33,772	46,608
Accrued sales return liability	33,527	49,462
Warranty liabilities	28,784	28,861
VAT payable	37,748	33,328
Income taxes payable	28,136	18,788
Operating lease liabilities	14,915	12,655
Contingent consideration	1,809	6,629
Other current liabilities	158,592	136,670
	$673,435	$643,139
Other non-current liabilities:
Operating lease liabilities	$62,800	$58,361
Employee benefit plan obligations	32,212	32,421
Obligation for deferred compensation plan	29,905	28,213
Warranty liabilities	12,993	12,025
Deferred tax liabilities	2,529	2,803
Other non-current liabilities	16,052	12,872
	$156,491	$146,695
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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis, excluding assets related to the Company’s defined benefit pension plans, classified by the level within the fair value hierarchy (in thousands):

	December 31, 2023			March 31, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$959,932	$—	$—	$661,884	$—	$—
Investments for deferred compensation plan included in other assets:
Cash	$402	$—	$—	$41	$—	$—
Common stock	1,257	—	—	988	—	—
Money market funds	9,760	—	—	9,606	—	—
Mutual funds	18,486	—	—	17,578	—	—
Total investments for deferred compensation plan	$29,905	$—	$—	$28,213	$—	$—

Currency derivative assets included in other current assets	$—	$118	$—	$—	$107	$—

Liabilities:
Contingent consideration included in accrued and other current liabilities	$—	$—	$1,809	$—	$—	$6,629
Currency derivative liabilities included in accrued and other current liabilities	$—	$1,813	$—	$—	$2,187	$—
Contingent Consideration for Business Acquisitions

The following table summarizes the change in the Company's contingent consideration balance during the nine months ended December 31, 2023 and 2022 (in thousands):

	Nine months ended December 31,
	2023	2022
Beginning of the period	$6,629	$12,259
Fair value of contingent consideration upon acquisition	—	2,151
Payments of contingent consideration	(5,002)	(5,954)
Effect of foreign currency exchange rate changes	182	(1,843)
End of the period	$1,809	$6,613

The contingent consideration arising from a technology acquisition on May 19, 2021, represented the future potential earn-out payments of up to $10.0 million payable in cash upon the achievement of three technical development milestones to be completed as of December 31, 2021, June 30, 2022, and June 30, 2023. The fair value of the contingent consideration was $10.0 million at the acquisition date, which was determined using a probability-weighted expected payment model and discounted at the estimated cost of debt. During fiscal year 2022, the Company paid $0.9 million for the contingent consideration related to the first technical development milestone. During fiscal year 2023, the Company paid $4.0 million for the contingent consideration related to the second technical development milestone. During the second quarter of fiscal year 2024, the Company paid $3.3 million for the contingent consideration related to the third technical development milestone.
The contingent consideration arising from a technology acquisition on January 4, 2021, represented the future potential earn-out payments of up to $3.0 million payable in cash upon the achievement of two technical development milestones to be completed as of December 31, 2021 and March 31, 2022. The fair value of the contingent consideration was determined using a probability-weighted expected payment model and discounted at the estimated cost of debt. During fiscal year 2023, the Company paid $2.0 million for the contingent consideration related to the first technical development milestone. During the second quarter of fiscal year 2024, the Company paid $1.0 million for the contingent consideration related to the second technical development milestone.

Investments for Deferred Compensation Plan

The marketable securities for the Company's deferred compensation plan were recorded at a fair value of $29.9 million and $28.2 million, as of December 31, 2023 and March 31, 2023, respectively, based on quoted market prices. Quoted market prices are observable inputs that are classified as Level 1 within the fair value hierarchy. Unrealized gains (losses) related to marketable securities for the three and nine months ended December 31, 2023 and 2022 were not material and were included in other income (expense), net, and corresponding changes in the deferred compensation liability were included in operating expenses and cost of goods sold, in the Company's condensed consolidated statements of operations.

Equity Method Investments

The Company has certain non-marketable investments included in other assets that are accounted for as equity method investments, with a carrying value of $18.4 million and $20.5 million as of December 31, 2023 and March 31, 2023, respectively. Gains (losses) related to equity method investments for the three and nine months ended December 31, 2023 and 2022 were not material and are included in other income (expense), net, in the Company's condensed consolidated statements of operations.

During the second quarter of fiscal year 2023, the Company recorded an impairment charge, before tax, of $21.4 million for one of its equity method investments as it was determined that the carrying value of the investment was not recoverable. The impairment charge is included in other income (expense), net, in the Company's condensed consolidated statement of operations for the nine months ended December 31, 2022. There was no impairment of equity method investments during the three and nine months ended December 31, 2023.

Assets Measured at Fair Value on a Nonrecurring Basis

Financial Assets

The Company has certain equity investments without readily determinable fair values due to the absence of quoted market prices, the inherent lack of liquidity, and the fact that inputs used to measure fair value are unobservable and require management's judgment. When certain events or circumstances indicate that impairment may exist, the Company revalues the investments using various assumptions, including the financial metrics and ratios of comparable public companies. The carrying value is also adjusted for observable price changes with the same or similar security from the same issuer. The amount of these equity investments without readily determinable fair values included in other assets was $12.1 million and $12.6 million as of December 31, 2023 and March 31, 2023, respectively. During the first quarter of fiscal year 2023, the Company recorded an unrealized gain, before tax, of $6.9 million for its investment in a private company as a result of observable price changes for similar securities issued by this company (level 2 fair value measurement). There were no impairment charges related to these financial assets during the three and nine months ended December 31, 2023 and 2022, other than immaterial impairment charges related to certain investments without readily determinable fair values.

During the first quarter of fiscal year 2024, the Company recorded an impairment loss, before tax, of $9.6 million as a result of the write-off of a note receivable which has been deemed no longer recoverable. This note receivable was previously obtained in conjunction with an exchange transaction related to the Company's investment in a privately held company. The impairment loss is included in other income (expense), net, in the Company's condensed consolidated statement of operations for the nine months ended December 31, 2023.

Non-Financial Assets

Goodwill, intangible assets, and property, plant and equipment, are not required to be measured at fair value on a recurring basis. However, if the Company is required to evaluate these non-financial assets for impairment, whether due to certain triggering events or because of the required annual impairment test, and a resulting impairment is recorded to reduce the carrying value to the fair value, the non-financial assets are measured at fair value during such period. There was no impairment of non-financial assets during the three and nine months ended December 31, 2023 and 2022.

Note 7 — Derivative Financial Instruments

Under certain agreements with the respective counterparties to the Company’s derivative contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, the Company presents its derivative assets and derivative liabilities on a gross basis in other current assets and accrued and other current liabilities, respectively, on the condensed consolidated balance sheets as of December 31, 2023 and March 31, 2023. See Note 6 for the fair values of the Company’s derivative instruments as of December 31, 2023 and March 31, 2023.

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

The notional amounts of foreign currency exchange forward contracts outstanding related to forecasted inventory purchases were $91.2 million and $72.6 million as of December 31, 2023 and March 31, 2023, respectively. The Company had $1.6 million of net loss related to its cash flow hedges included in accumulated other comprehensive loss as of December 31, 2023, which will be reclassified into earnings within the next twelve months.

 The following table presents the amounts of gain (loss) on the Company’s derivative instruments designated as hedging instruments for the three and nine months ended December 31, 2023 and 2022 and their locations on its condensed consolidated statements of operations and condensed consolidated statements of comprehensive income (in thousands):

	Three months ended December 31,
	Amount of Gain (Loss) Deferred as a Component of Accumulated Other Comprehensive Loss		Amount of (Gain) Loss Reclassified from Accumulated Other Comprehensive Loss to Costs of Goods Sold
	2023	2022	2023	2022
Cash flow hedges	$(2,539)	$(6,325)	$(863)	$(4,728)

	Nine months ended December 31,
	Amount of Gain (Loss) Deferred as a Component of Accumulated Other Comprehensive Loss		Amount of (Gain) Loss Reclassified from Accumulated Other Comprehensive Loss to Costs of Goods Sold
	2023	2022	2023	2022
Cash flow hedges	$(1,165)	$5,239	$3,493	$(11,766)

The Company presents the earnings impact from forward points in the same line item that is used to present the earnings impact of the hedged item, i.e. cost of goods sold, for hedging forecasted inventory purchases and such amount is not material for all periods presented.

Other Derivatives

The Company also enters into foreign currency exchange forward and swap contracts to reduce the short-term effects of currency exchange rate fluctuations on certain receivables or payables denominated in currencies other than the functional currencies of its subsidiaries. These contracts generally mature within approximately one month. The primary risk managed by using forward and swap contracts is the currency exchange rate risk. The gains or losses on these contracts are not material and included in other income (expense), net, in the condensed consolidated statements of operations based on the changes in fair value. The notional amounts of these contracts outstanding as of December 31, 2023 and March 31, 2023 were $78.2 million and $111.2 million, respectively. Foreign currency exchange forward and swap contracts outstanding as of December 31, 2023 primarily consisted of contracts in Canadian Dollar, Brazilian Real, and New Taiwan Dollar to be settled at future dates at predetermined exchange rates.

The fair value of all foreign currency exchange forward and swap contracts is determined based on observable market transactions of spot currency rates and forward rates. Cash flows from these contracts are classified as operating activities in the condensed consolidated statements of cash flows.

Note 8 — Goodwill and Other Intangible Assets

The Company conducts its impairment analysis of goodwill annually at December 31 or more frequently if changes in facts and circumstances indicate that it is more likely than not that the fair value of the Company’s reporting unit may be less than its carrying amount. The Company conducted its annual impairment analysis of goodwill as of December 31, 2023 by performing a qualitative assessment and concluded that it was more likely than not that the fair value of its reporting unit exceeds its carrying amount. In assessing the qualitative factors, the Company considered the impact of change in industry and competitive environment, the Company's market capitalization and budgeted-to-actual revenue performance for the last twelve months.

The following table summarizes the activities in the Company’s goodwill balance (in thousands):

As of March 31, 2023	$454,610
Acquisition	8,117
Effects of foreign currency translation	1,251
As of December 31, 2023	$463,978

The Company's acquired intangible assets were as follows (in thousands):

	December 31, 2023			March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	$32,390	$(25,005)	$7,385	$36,790	$(26,774)	$10,016
Developed technology	107,421	(84,398)	23,023	121,730	(94,792)	26,938
Customer contracts/relationships	69,087	(49,164)	19,923	71,110	(47,688)	23,422
In-process R&D	3,526	—	3,526	3,526	—	3,526
Effects of foreign currency translation	(214)	81	(133)	(1,021)	292	(729)
Total	$212,210	$(158,486)	$53,724	$232,135	$(168,962)	$63,173

Note 9 — Financing Arrangements

The Company had several uncommitted, unsecured bank lines of credit and letters of credit aggregating $176.1 million and $181.3 million as of December 31, 2023 and March 31, 2023, respectively. There are no financial covenants under the lines of credit with which the Company must comply. There was no borrowing outstanding under the lines of credit as of December 31, 2023 or March 31, 2023. As of December 31, 2023 and March 31, 2023, the Company had outstanding bank guarantees of $11.1 million and $13.6 million, respectively.

Note 10 — Commitments and Contingencies

Product Warranties

Changes in the Company’s warranty liabilities for the three and nine months ended December 31, 2023 and 2022 were as follows (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2023	2022	2023	2022
Beginning of the period	$40,265	$41,960	$40,886	$46,219
Provision	11,249	8,920	30,734	23,440
Settlements	(10,158)	(8,979)	(29,914)	(26,358)
Effects of foreign currency translation	421	730	71	(670)
End of the period	$41,777	$42,631	$41,777	$42,631

Indemnifications

The Company indemnifies certain of its suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of December 31, 2023, no material amounts have been accrued for these indemnification provisions. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under its indemnification arrangements.

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

Note 11 — Shareholders’ Equity

Share Repurchases

2020 Share Repurchase Program

In May 2020, the Company's Board of Directors approved the 2020 share repurchase program, which authorized the Company to use up to $250.0 million to purchase Logitech shares to support equity incentive plans or potential acquisitions. Shares may be repurchased from time to time on the open market, through block trades or otherwise. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors. In April 2021, the Company's Board of Directors approved an increase of $750.0 million to the 2020 share repurchase program, to an aggregate amount of $1.0 billion. The Swiss Takeover Board approved this increase and it became effective on May 21, 2021. In July 2022, the Company’s Board of Directors approved an increase of $500 million to the 2020 share repurchase program, to an aggregate amount of up to $1.5 billion. The Swiss Takeover Board approved this increase and it became effective on August 19, 2022. The 2020 share repurchase program expired on July 27, 2023. The Company repurchased 16.7 million shares for an aggregate cost of $1.2 billion under the 2020 share repurchase program, of which 2.6 million shares for an aggregate cost of $159.1 million were repurchased during fiscal year 2024 prior to the expiration of the program.

2023 Share Repurchase Program

In June 2023, the Company's Board of Directors approved a new, three-year share repurchase program, which allows the Company to use up to $1.0 billion to repurchase its shares. The 2023 share repurchase program enables the Company to repurchase shares for cancellation, as well as to support equity incentive plans or potential acquisitions. The Swiss Takeover Board approved the 2023 share repurchase program in July 2023 and the program became effective on July 28, 2023. During the nine months ended December 31, 2023, the Company repurchased 3.0 million shares for an aggregate cost of $232.5 million under the 2023 share repurchase program for cancellation, of which $14.8 million of the aggregate cost was not paid yet as of December 31, 2023. As of December 31, 2023, $767.8 million was available for repurchase under the 2023 share repurchase program.

Swiss law limits a company’s ability to hold or repurchase its own shares. The aggregate par value of all shares held in treasury by the Company and its subsidiaries may not exceed 10% of the share capital of the Company, which for the Company corresponds to approximately 17.3 million registered shares. This limitation does not apply to shares repurchased for cancellation, due to the Board of Directors’ authority under the Company’s capital band set forth in the Company’s Articles of Incorporation to cancel shares up to a limit of 10% of the Company's current share capital. As of December 31, 2023, the Company had a total of 18.1 million shares held in treasury stock, which includes 3.0 million shares that have been repurchased for cancellation.

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

Dividends

During the nine months ended December 31, 2023, the Company declared and paid cash dividends of CHF 1.06 (USD equivalent of $1.19 based on the exchange rate on the date of declaration) per share, totaling $187.2 million on the Company's outstanding shares. During the nine months ended December 31, 2022, the Company declared and paid cash dividends of CHF 0.96 (USD equivalent of $1.00 based on the exchange rate on the date of declaration) per share, totaling $162.7 million on the Company's outstanding shares.

Any future dividends will be subject to approval of the Company's shareholders.

Accumulated Other Comprehensive Income (Loss)

The accumulated other comprehensive income (loss) was as follows (in thousands):

	Cumulative Translation Adjustment	Defined Benefit Plans	Deferred Hedging Losses	Total
March 31, 2023	$(100,869)	$4,525	$(3,933)	$(100,277)
Other comprehensive income	13,168	252	2,328	15,748
December 31, 2023	$(87,701)	$4,777	$(1,605)	$(84,529)

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

During the first quarter of fiscal year 2024, the Company changed its presentation of Sales by Product Category to provide a simpler and clearer view of the Company's business. The change in presentation did not have an impact on previously reported total sales. As a result of these changes, certain prior-period amounts for the three and nine months ended December 31, 2022 have been reclassified to conform to the current period presentation. See Note 1 for further information on the change in presentation.

Sales by product category in the current presentation for the three and nine months ended December 31, 2023 and 2022 were as follows (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2023	2022	2023	2022
Gaming (1)	$409,043	$411,927	$957,576	$1,031,876
Keyboards & Combos	229,432	220,059	605,201	648,632
Pointing Devices	206,180	199,106	572,310	567,589
Video Collaboration	169,522	173,516	461,257	534,347
Webcams	85,851	94,252	249,273	305,532
Tablet Accessories	64,239	65,157	198,252	185,945
Headsets	41,762	46,736	123,023	137,429
Other (2)	49,444	59,172	120,088	167,391
Total Sales	$1,255,473	$1,269,925	$3,286,980	$3,578,741
(1) Gaming includes streaming services revenue generated by Streamlabs.
(2) Other primarily consists of mobile speakers and PC speakers.

Sales by geographic region (based on the customers’ locations) for the three and nine months ended December 31, 2023 and 2022 were as follows (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2023	2022	2023	2022
Americas	$538,530	$513,835	$1,446,104	$1,508,318
EMEA	416,618	428,532	987,301	1,016,187
Asia Pacific	300,325	327,558	853,575	1,054,236
Total Sales	$1,255,473	$1,269,925	$3,286,980	$3,578,741

Revenue from sales to customers in the United States, Germany and China each represented 10% or more of the total consolidated sales for each of the periods presented herein. No other countries represented 10% or more of the Company’s total consolidated sales for the periods presented herein.

Switzerland, the Company’s country of domicile, represented 3% and 4% of the Company's total consolidated sales for the three months ended December 31, 2023 and 2022, respectively, and 2% and 3% for the nine months ended December 31, 2023 and 2022, respectively.

Three customers of the Company each represented 10% or more of the total consolidated gross sales for each of the three and nine months ended December 31, 2023 and 2022.

Property, plant and equipment, net (excluding software) and right-of-use assets by geographic region were as follows (in thousands):

	December 31, 2023	March 31, 2023
Americas	$68,996	$59,183
EMEA	32,839	38,890
Asia Pacific	56,734	69,939
Total	$158,569	$168,012

 Property, plant and equipment, net (excluding software) and right-of-use assets in the United States, China, and Ireland were $67.8 million, $37.6 million and $16.9 million, respectively, as of December 31, 2023, and $58.7 million, $48.8 million, and $17.7 million, respectively, as of March 31, 2023. No other countries represented more than 10% of the Company’s total consolidated property, plant and equipment, net (excluding software) and right-of-use assets as of December 31, 2023 or March 31, 2023.

Property, plant and equipment, net (excluding software) and right-of-use assets in Switzerland, the Company’s country of domicile, were $9.8 million and $13.7 million as of December 31, 2023 and March 31, 2023, respectively.

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

The following table summarizes restructuring-related activities during the nine months ended December 31, 2023 (in thousands):

	Termination Benefits	Contract Termination and Other	Total
Accrued restructuring liability at March 31, 2023 (1)	$14,177	$5,357	$19,534
Charges (credits), net	4,310	(1,748)	2,562
Cash payments	(17,688)	(1,581)	(19,269)
Accrued restructuring liability at December 31, 2023 (1)	$799	$2,028	$2,827
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
•Our business strategy and investment priorities in relation to competitive offerings and evolving consumer demand trends affecting our products and markets, current and future worldwide geopolitical, economic and capital market conditions, including fluctuations in currency exchange rates, inflation, economic downturns, and disruptions in global transportation lines;
•Our expectations regarding our restructuring efforts, including the timing thereof;
•Long-term, secular trends that impact our product categories;
•The evolution and adoption of artificial intelligence (“AI”), its impact on our industry and related risks and opportunities for our business;
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

Overview of Our Company
Logitech’s mission is to help all people pursue their passions in a way that is good for people and the planet. We design, manufacture, and sell products that help businesses thrive and bring people together when working, creating, gaming and streaming. We sell these products through a number of brands: Logitech, Logitech G, Streamlabs and Ultimate Ears.
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
The global and regional economic and political conditions adversely affected demand for our products. In addition, these conditions, including recent transportation issues in the Red Sea, have caused and may continue to cause volatility in the cost of materials and logistics, and transportation delays, and as a result may impact the pricing of our products, product availability and our results of operations.
For additional information, see Part II, Item 1A "Risk Factors."
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
While we believe we will further benefit from these secular trends, we have experienced and will continue to experience challenges that impact our business and financial results. These challenges include (i) the current macroeconomic environment, including interest rate fluctuations, inflation, foreign exchange movements and low economic growth in certain regions, (ii) low consumer confidence and declines in enterprise spending leading to reduced demand for some of our products, (iii) the uncertainty with enterprise strategy for office space utilization and related timing of enterprise investments in infrastructure and technology to support future ways of working, which impacts demand for our Video Collaboration and other products, and (iv) the timing of further development of our business-to-business go-to-market capabilities.
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
The rapid evolution and adoption of generative artificial intelligence indicates that how we collaborate, communicate, play and create across industries and professions will change, perhaps dramatically, over the next few years. AI has reshaped expectations for productivity improvements, product innovation and technology ecosystem evolution. While we have used AI solutions and machine learning to enhance the features of different products in our portfolio, AI offers additional growth opportunities and risks as we work to integrate our capabilities with our ecosystem partners. Ultimately our customers might begin to integrate AI into their workflows for productivity, play, learning and creativity. We believe that the shift to AI will transform the consumer electronics industry, leading to changes including more intelligent and personalized products, enhanced customer experiences, and increased competition among companies to leverage AI capabilities for innovation and growth.
For additional information, see Part II, Item 1A "Risk Factors."
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
Summary of Financial Results

Our total sales for the three and nine months ended December 31, 2023 decreased 1% and 8%, compared to the three and nine months ended December 31, 2022, respectively, driven by a decline in sales of most of our product categories, as a result of lower demand.

Sales for the three months ended December 31, 2023 increased 5% in the Americas region, and decreased 8% and 3% in the Asia Pacific and EMEA regions, respectively, compared to the three months ended December 31, 2022. Sales for the nine months ended December 31, 2023 decreased 19%, 4%, and 3% in the Asia Pacific, Americas, and EMEA regions, respectively, compared to the nine months ended December 31, 2022.

Gross margin was 42.0% and 40.8% for the three and nine months ended December 31, 2023, respectively, and increased by 440 and 240 basis points, respectively, compared to the three and nine months ended December 31, 2022, primarily driven by lower material and logistics costs, as well as lower promotions, partially offset by unfavorable product mix.

Operating expenses for the three months ended December 31, 2023 were $304.7 million, or 24.3% of sales, compared to $300.5 million, or 23.7% of sales, for the three months ended December 31, 2022. Operating expenses for the nine months ended December 31, 2023 were $883.9 million, or 26.9% of sales, compared to $956.0 million, or 26.7% of sales, for the nine months ended December 31, 2022. Operating expenses, for the three and nine months ended December 31, 2023, compared to the nine months ended December 31, 2022, were impacted by a reduction in marketing and advertising spend and an increase in personnel-related costs, mainly due to higher performance-based compensation.
We had an income tax benefit of $9.6 million and an income tax provision of $33.3 million for the three and nine months ended December 31, 2023, respectively, and an income tax provision of $42.7 million and $87.8 million for the three and nine months ended December 31, 2022, respectively. The change in the income tax provision (benefit) for the three and nine months ended December 31, 2023, compared to the three and nine months ended December 31, 2022, was primarily due to the mix of income and losses in the various tax jurisdictions in which we operate as well as the favorable tax impacts from share-based compensation, an agreement to remeasure the tax basis of goodwill under the Swiss Federal Act on Tax Reform and AHV Financing (“TRAF”) with the canton of Vaud, remeasurement of our Swiss deferred tax assets due to a change in tax rate, and Foreign-Derived Intangible Income ("FDII") incentive provided by the Tax Cuts and Jobs Act.

Net income for the three and nine months ended December 31, 2023 was $244.7 million and $444.5 million, respectively, compared to $140.2 million and $323.1 million for the three and nine months ended December 31, 2022, respectively.

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
There have been no material changes in our critical accounting estimates during the nine months ended December 31, 2023 compared with the critical accounting estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023.
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
Results of Operations

Net Sales

Our sales for the three and nine months ended December 31, 2023 decreased 1% and 8%, compared to the three and nine months ended December 31, 2022, respectively, primarily due to a decline in sales of most of our product categories as a result of lower demand. If currency exchange rates had been constant in the three and nine months ended December 31, 2023 and 2022, our constant dollar sales reduction rates would have been 3% and 9%, respectively.

Sales Denominated in Other Currencies

Although our financial results are reported in U.S. Dollars, a portion of our sales was generated in currencies other than the U.S. Dollar, such as the Euro, Chinese Renminbi, Australian Dollar, Canadian Dollar, Japanese Yen, Pound Sterling and New Taiwan Dollar. During the three months ended December 31, 2023, approximately 52% of our sales were denominated in currencies other than the U.S. Dollar.

Sales by Region

The following table presents the change in sales by region for the three and nine months ended December 31, 2023, compared with the three and nine months ended December 31, 2022:

	Sales Growth Rate		Constant Dollar Sales Growth Rate
	Three Months Ended December 31, 2023	Nine Months Ended December 31, 2023	Three Months Ended December 31, 2023	Nine Months Ended December 31, 2023
Americas	5%	(4)%	4%	(4)%
EMEA	(3)%	(3)%	(9)%	(7)%
Asia Pacific	(8)%	(19)%	(7)%	(17)%

Americas:

The increase in sales in the Americas region for the three-month period presented above was primarily driven by an increase in sales of Keyboards & Combos, Video Collaboration, and Webcams, partially offset by a decrease in sales of speakers in our Other category. The decrease in sales in the Americas region for the nine-month period presented above was primarily driven by a decrease in sales of speakers in our Other category, Video Collaboration, and Webcams, partially offset by an increase in sales of Tablet Accessories.

EMEA:

The decrease in sales in our EMEA region for the three-month period presented above was primarily driven by a decrease in sales of most of our product categories, partially offset by an increase in sales of Gaming and Pointing Devices. The decrease in EMEA region sales for the nine-month period was mainly due to a decrease in sales of Webcams and Video Collaboration, partially offset by an increase in sales of Pointing Devices and Gaming.

Asia Pacific:

The decrease in sales in our Asia Pacific region for the three-month period presented above was primarily driven by a decrease in sales of Gaming and Video Collaboration. The decrease in sales in our Asia Pacific region for the nine-month period presented above was driven by decreases in sales of Gaming, Keyboards & Combos and Video Collaboration.

Sales by Product Category

During the first quarter of fiscal year 2024, we changed the presentation of sales by product category to provide a simpler and clearer view of our business. The change in presentation did not have an impact on previously reported total sales. As a result of these changes, certain prior-period amounts for the three and nine months ended December 31, 2022 have been reclassified to conform to the current period presentation. See Note 1 to the condensed consolidated financial statements for further information on the change in presentation.

Sales by product category in the current presentation for the three and nine months ended December 31, 2023 and 2022 were as follows (dollars in thousands):

	Three months ended December 31,			Nine months ended December 31,
	2023	2022	Change	2023	2022	Change
Gaming (1)	$409,043	$411,927	(1)%	$957,576	$1,031,876	(7)%
Keyboards & Combos	229,432	220,059	4	605,201	648,632	(7)
Pointing Devices	206,180	199,106	4	572,310	567,589	1
Video Collaboration	169,522	173,516	(2)	461,257	534,347	(14)
Webcams	85,851	94,252	(9)	249,273	305,532	(18)
Tablet Accessories	64,239	65,157	(1)	198,252	185,945	7
Headsets	41,762	46,736	(11)	123,023	137,429	(10)
Other (2)	49,444	59,172	(16)	120,088	167,391	(28)
Total Sales	$1,255,473	$1,269,925	(1)%	$3,286,980	$3,578,741	(8)%
(1) Gaming includes streaming services revenue generated by Streamlabs.
(2) Other primarily consists of mobile speakers and PC speakers.
Gaming
Our Gaming category includes gaming mice, steering wheels, headsets, keyboards, console gaming headsets, studio-quality Blue Microphones and Streamlabs services.

Sales of Gaming decreased 1% for the three months ended December 31, 2023, compared to the three months ended December 31, 2022, primarily driven by a decrease in sales of gaming keyboards and gaming mice, partially offset by an increase in sales of gaming mouse pads. Sales of Gaming decreased 7% for the nine months ended December 31, 2023, compared to the nine months ended December 31, 2022, primarily driven by a decrease in sales of gaming steering wheels, gaming keyboards and gaming mice, partially offset by an increase in sales of gaming mouse pads.

Keyboards & Combos
Our Keyboards & Combos category includes PC keyboards and keyboard/mice combo products.

Sales of Keyboards & Combos increased 4% for the three months ended December 31, 2023, compared to the three months ended December 31, 2022, primarily driven by an increase in sales of both cordless and corded keyboard/mice combo products, partially offset by a decrease in sales of cordless keyboards. Sales of Keyboards & Combos decreased 7% for the nine months ended December 31, 2023, compared to the nine months ended December 31, 2022, primarily driven by a decrease in sales of cordless keyboards, partially offset by an increase in sales of cordless keyboard/mice combo products.

Pointing Devices
Our Pointing Devices category includes PC- and Mac-related mice including trackballs, touchpads, and presentation tools.

Sales of Pointing Devices increased 4% for the three months ended December 31, 2023, compared to the three months ended December 31, 2022, primarily driven by an increase in sales of mouse pads and mouse cases. Sales of Pointing Devices increased 1% for the nine months ended December 31, 2023, compared to the nine months ended December 31, 2022, primarily driven by an increase in sales of mouse pads and mouse cases, partially offset by a decrease in sales of cordless mice.

Video Collaboration
Our Video Collaboration category includes Logitech’s conference room cameras, which combine affordable enterprise-quality audio and high definition 4K video to bring video conferencing to a variety of room sizes.

Sales of Video Collaboration decreased 2% and 14% for the three and nine months ended December 31, 2023, compared to the three and nine months ended December 31, 2022, respectively, primarily due to a decrease in sales of many of our Video Collaboration products driven by lower enterprise spending.

Webcams
Our Webcams category includes PC-based webcams that are targeted primarily at consumers, including streaming cameras, and VC webcams that turn any desktop into an instant collaboration space.

Sales of Webcams decreased 9% and 18% for the three and nine months ended December 31, 2023, compared to the three and nine months ended December 31, 2022, respectively, primarily driven by declines in sales of our VC webcams and sales of our PC-based webcams.

Tablet Accessories

Our Tablet Accessories category primarily includes tablet keyboards and styluses.

Sales of Tablet Accessories decreased 1% for the three months ended December 31, 2023, compared to the three months ended December 31, 2022, primarily driven by a decrease in sales of Combo Touch iPad Pro 12.9-inch, partially offset by an increase in sales of Combo Touch. Sales of Tablet Accessories increased 7% for the nine months ended December 31, 2023, compared to the nine months ended December 31, 2022, primarily driven by an increase in sales of our Rugged Combo 3 Touch as well as Combo Touch, introduced in the third quarter of fiscal year 2023, partially offset by the decrease in sales of Rugged Folio. Sales of Tablet Accessories for the nine months ended December 31, 2023, compared to the nine months ended December 31, 2022, benefited from strong demand from the education sector.

Headsets

Our Headsets category includes PC and VC headsets, in-ear headphones, and premium wireless earbuds.

Sales of Headsets decreased 11% and 10% for the three and nine months ended December 31, 2023, compared to the three and nine months ended December 31, 2022, respectively, primarily driven by a decrease in sales of VC headsets and corded PC headsets.

Other

Our Other category primarily consists of mobile speakers and PC speakers.

Sales in Other category decreased 16% and 28% for the three and nine months ended December 31, 2023, compared to the three and nine months ended December 31, 2022, respectively, primarily driven by a decrease in sales of mobile speakers.

Gross Profit

Gross profit for the three and nine months ended December 31, 2023 and 2022 was as follows (dollars in thousands):

	Three months ended December 31,			Nine months ended December 31,
	2023	2022	Change	2023	2022	Change
Net sales	$1,255,473	$1,269,925	(1)%	$3,286,980	$3,578,741	(8)%
Gross profit	$526,780	$477,268	10%	$1,341,044	$1,375,651	(3)%
Gross margin	42.0%	37.6%		40.8%	38.4%

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

Gross margin was 42.0% and 40.8% for the three and nine months ended December 31, 2023, respectively, and increased by 440 and 240 basis points, compared to the three and nine months ended December 31, 2022, respectively; primarily driven by lower material and logistics costs, as well as lower promotions, partially offset by unfavorable product mix.

Operating Expenses

Operating expenses for the three and nine months ended December 31, 2023 and 2022 were as follows (dollars in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2023	2022	2023	2022
Marketing and selling	$189,175	$196,653	$544,716	$628,122
% of sales	15.1%	15.5%	16.6%	17.6%
Research and development	72,704	65,640	211,822	210,166
% of sales	5.8%	5.2%	6.4%	5.9%
General and administrative	39,711	29,766	116,546	92,215
% of sales	3.2%	2.3%	3.5%	2.6%
Amortization of intangible assets and acquisition-related costs	2,276	2,810	8,279	9,052
% of sales	0.2%	0.2%	0.3%	0.3%
Restructuring charges, net	839	5,654	2,562	16,471
% of sales	0.1%	0.4%	0.1%	0.5%
Total operating expenses	$304,705	$300,523	$883,925	$956,026
% of sales	24.3%	23.7%	26.9%	26.7%
The increase in total operating expenses for the three months ended December 31, 2023, compared to the three months ended December 31, 2022, was primarily driven by an increase in general and administrative expenses, partially offset by a decrease in marketing and selling expenses. The decrease in total operating expenses for the nine months ended December 31, 2023, compared to the nine months ended December 31, 2022, was primarily driven by a decrease in marketing and selling expenses, partially offset by an increase in general and administrative expenses.

Marketing and Selling
Marketing and selling expenses consist of personnel and related overhead costs, corporate and product marketing, promotions, advertising, trade shows, technical support for customer experiences and facilities costs.

During the three months ended December 31, 2023, marketing and selling expenses decreased $7.5 million, compared to the three months ended December 31, 2022, primarily driven by our reduction in third-party marketing and advertising spend, partially offset by higher performance-based compensation expense. During the nine months ended December 31, 2023, marketing and selling expenses decreased $83.4 million, compared to the nine months ended December 31, 2022, primarily driven by our reduction in third-party marketing and advertising spend.

Research and Development
Research and development expenses consist of personnel and related overhead costs for contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.
During the three months ended December 31, 2023, research and development expenses increased $7.1 million, compared to the three months ended December 31, 2022, primarily driven by higher performance-based compensation expense. During the nine months ended December 31, 2023, research and development expenses increased $1.7 million, compared to the nine months ended December 31, 2022, primarily due to higher performance-based compensation expense, partially offset by lower outsourcing costs.

Research and development expenses as a percentage of sales increased from 5.2% and 5.9% in the three and nine months ended December 31, 2022, respectively, to 5.8% and 6.4% in the three and nine months ended December 31, 2023, respectively, reflecting our continued investment in innovation.
General and Administrative
General and administrative expenses primarily consist of personnel and related overhead, information technology, and facilities costs for the infrastructure functions such as finance, information systems, executives, human resources and legal.

During the three and nine months ended December 31, 2023, general and administrative expenses increased $9.9 million and $24.3 million, respectively, compared to the three and nine months ended December 31, 2022, primarily driven by higher performance-based compensation expense.

Amortization of Intangible Assets and Acquisition-Related Costs

Amortization of intangible assets consists of amortization of acquired intangible assets, including customer relationships and trademarks and trade names. Acquisition-related costs include legal expenses, due diligence costs, and other professional costs incurred for business acquisitions.

During the three and nine months ended December 31, 2023, amortization of intangible assets and acquisition-related costs remained relatively flat, compared to the three and nine months ended December 31, 2022.

Restructuring Charges, Net

The restructuring charges, net for the three and nine months ended December 31, 2023 and 2022, were related to costs incurred as a result of our restructuring plan initiated during fiscal year 2023. We expect to substantially complete this restructuring plan within fiscal year 2024.

See Note 13 to our condensed consolidated financial statements for additional information.

Interest Income
Interest income for the three and nine months ended December 31, 2023 and 2022 was as follows (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2023	2022	2023	2022
Interest Income	$12,826	$4,665	$34,508	$9,573
We invest in highly liquid instruments with an original maturity of three months or less at the date of purchase, which are classified as cash equivalents. During the three and nine months ended December 31, 2023, interest income increased $8.2 million and $24.9 million, compared to the three and nine months ended December 31, 2022, respectively, primarily driven by an increase in interest rates.

Other Income (Expense), Net

Other income (expense), net for the three and nine months ended December 31, 2023 and 2022 was as follows (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2023	2022	2023	2022
Investment gain (loss) related to the deferred compensation plan	$2,061	$758	$2,761	$(3,390)
Currency exchange gain (loss), net	(1,850)	1,734	(6,648)	(3,278)
Loss on investments, net	(604)	(1,488)	(12,213)	(13,065)
Non-service cost net pension income and other	582	402	2,273	1,366
Total	$189	$1,406	$(13,827)	$(18,367)

Investment gain (loss) related to the deferred compensation plan represents earnings, gains, and losses on marketable securities related to a deferred compensation plan offered by one of our subsidiaries. The investment gain or loss for three and nine months ended December 31, 2023, compared to the three and nine months ended December 31, 2022, primarily relates to the change in market performance of the underlying securities.

Currency exchange gain (loss), net, relates to balances denominated in currencies other than the functional currency in our subsidiaries, as well as to the sale of currencies, and gains or losses recognized on currency exchange forward contracts. We do not speculate in currency positions, but we are alert to opportunities to maximize currency exchange gains and minimize currency exchange losses. The loss for the three months ended December 31, 2023 was primarily due to fluctuations in currency exchange rates of the Chinese Renminbi and Swedish Krona against the U.S. Dollar. The gain for the three months ended December 31, 2022 was primarily due to strengthening of the Japanese Yen against the U.S. Dollar. The loss for the nine months ended December 31, 2023 was primarily due to fluctuations in currency exchange rates of the Chinese Renminbi, Brazilian Real, and Australian Dollar against the U.S. Dollar. The loss for the nine months ended December 31, 2022 was primarily due to weakening of the Brazilian Real and the Australian Dollar.

Loss on investments, net, includes unrealized gain (loss) from the change in fair value of investments, gain (loss) on equity-method investments and impairment of investments during the periods presented, as applicable. The loss on investments, net, for the nine months ended December 31, 2023 was primarily due to an impairment loss, as a result of the write-off of a note receivable which has been deemed no longer recoverable. This note receivable was previously obtained in conjunction with an exchange transaction related to our investment in a privately held company. The loss on investments, net, for the nine months ended December 31, 2022 was primarily due to an impairment charge related to one of our equity method investments, partially offset by the unrealized gain related to one of our equity investments without readily determinable fair value resulting from observable price changes. See Note 6 to our condensed consolidated financial statements for additional information.

Provision for Income Taxes

The provision for (benefit from) income taxes and effective income tax rates for the three and nine months ended December 31, 2023 and 2022 were as follows (dollars in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2023	2022	2023	2022
Provision for (benefit from) income taxes	$(9,594)	$42,663	$33,272	$87,751
Effective income tax rate	(4.1)%	23.3%	7.0%	21.4%

The change in the effective income tax rate for the three and nine months ended December 31, 2023 compared with the three and nine months ended December 31, 2022 was primarily due to the mix of income and losses in the various tax jurisdictions in which we operate as well as the favorable tax impacts from share-based compensation, an agreement to remeasure the tax basis of goodwill under TRAF with the canton of Vaud, remeasurement of our Swiss deferred tax assets due to a change in tax rate, and FDII incentive provided by the Tax Cuts and Jobs Act.

The canton of Vaud completed the legislative process to enact TRAF, a reform to better align the Swiss tax system to international tax standards, on March 10, 2020 to take effect as of January 1, 2020. In March 2020, we reached an agreement with the Vaud Tax Administration that would allow for an increase in the tax basis of goodwill, as a transition measure under TRAF, to be amortized over ten years beginning on January 1, 2020. During the three months ended December 31, 2023, we reached an agreement to remeasure the tax basis of goodwill under TRAF with the canton of Vaud, which resulted in an income tax benefit of $25.1 million, net of assessment of uncertain tax positions. The remeasurement of the step-up will be amortized over the remaining ten-year amortization period.

On December 29, 2023, a change to the cantonal tax legislation was published. According to the law approved by the Vaud parliament, a progressive scale will be applicable for cantonal tax purposes resulting in an increase from the current tax rate of 13.61% to 14.28% effective fiscal year 2025. The increase in tax rate resulted in a tax benefit of $5.1 million due to a remeasurement of our Swiss deferred tax assets in the fiscal quarter ended December 31, 2023.

The Tax Cuts and Jobs Act enacted Section 250, which provides for a deduction with respect to Global Intangible Low-Taxed Income ("GILTI") and FDII in the US. The application of this tax incentive is inherently complex. During the three months ended December 31, 2023, we analyzed the applicability of FDII and determined that this tax incentive applies to fiscal 2021 to 2023 tax years. As a result, we realized a tax benefit of $17.9 million related to FDII. We have also concluded that any GILTI tax since the enactment of Tax Cuts and Jobs Act would be immaterial.

Liquidity and Capital Resources

Cash Balances, Available Borrowings, and Capital Resources

As of December 31, 2023, we had cash and cash equivalents of $1,412.7 million, compared with $1,149.0 million as of March 31, 2023. Our cash and cash equivalents consist of bank demand deposits, short-term time deposits, and U.S. Treasury securities, of which 64% is held in Switzerland and 16% were held in China (including Hong Kong). We do not expect to incur any material adverse tax impact except for what has already been recognized, or to be significantly inhibited by any country in which we do business, from the repatriation of funds to Switzerland, our country of domicile.

As of December 31, 2023, our working capital was $1,495.0 million, compared to $1,555.1 million as of March 31, 2023. The decrease was driven by a reduction in inventories and an increase in accounts payable, partially offset by an increase in cash and cash equivalents and accounts receivable.

We had several uncommitted, unsecured bank lines of credit and letters of credit aggregating $176.1 million as of December 31, 2023. There are no financial covenants under these lines of credit with which we must comply. There was no borrowing outstanding under the lines of credit as of December 31, 2023. As of December 31, 2023, we had outstanding bank guarantees of $11.1 million.

The following tables present selected financial information and statistics as of and for the three months ended December 31, 2023 and 2022 (dollars in thousands):

	As of December 31,
	2023	2022
Accounts receivable, net	$685,777	$802,435
Accounts payable	$527,988	$491,488
Inventories	$447,262	$797,695

	Three months ended December 31,
	2023	2022
Days sales in accounts receivable (“DSO”) (Days)(1)	49	57
Days accounts payable outstanding (“DPO”) (Days)(2)	65	56
Inventory turnover (“ITO”) (x)(3)	6.5	4.0

(1) DSO is determined using ending accounts receivable, net, as of the most recent quarter-end and sales for the most recent quarter.
(2) DPO is determined using ending accounts payable as of the most recent quarter-end and cost of goods sold for the most recent quarter.
(3) ITO is determined using ending inventories as of the most recent quarter-end and annualized cost of goods sold (based on the most recent quarterly cost of goods sold).

DSO for the three months ended December 31, 2023 decreased by 8 days to 49 days, compared to 57 days for the three months ended December 31, 2022, primarily due to the timing of sales within the quarter.

DPO for the three months ended December 31, 2023 increased by 9 days to 65 days, compared to 56 days for the three months ended December 31, 2022, primarily due to softened demand as well as higher inventory purchases to replenish certain products.

ITO for the three months ended December 31, 2023 increased by 2.5 to 6.5, compared to 4.0 for the three months ended December 31, 2022, primarily due to lower inventory as of December 31, 2023 resulting from focused inventory management to align with softened demand.

If we are not successful in launching and phasing in our new products, or market competition increases, or we are not able to sell the new products at the prices planned, it could have a material impact on our sales, gross profit margin, operating results including operating cash flow, and inventory turnover in the future.

The following table summarizes our condensed consolidated statements of cash flows (in thousands):

	Nine months ended December 31,
	2023	2022
Net cash provided by operating activities	$906,011	$317,167
Net cash used in investing activities	(59,829)	(80,711)
Net cash used in financing activities	(578,475)	(505,035)
Effect of exchange rate changes on cash and cash equivalents	(4,080)	(24,006)
Net increase (decrease) in cash and cash equivalents	$263,627	$(292,585)

For the nine months ended December 31, 2023, net cash provided by operating activities was $906.0 million resulting from net income of $444.5 million, a favorable impact from adding back non-cash expenses totaling $132.7 million, and a favorable net change in operating assets and liabilities of $328.8 million. Non-cash expenses were primarily related to share-based compensation expenses, and depreciation and amortization. The increase in accounts receivable, net, was primarily driven by higher sales due to seasonality of our business. The decrease in inventories was primarily driven by our effort to manage inventory level. The increase in accounts payable was due to higher inventory purchases to replenish certain products. The increase in accrued and other liabilities was primarily driven by an increase in accrued personnel expenses, partially offset by a reduction in accrued liabilities related to our customer marketing, pricing and incentive programs and sales return.
For the nine months ended December 31, 2023, net cash used in investing activities was $59.8 million, primarily resulting from $45.6 million of purchases of property, plant, and equipment and $14.1 million payments for acquisitions, net of cash acquired.
For the nine months ended December 31, 2023, net cash used in financing activities was $578.5 million, primarily resulting from payment for repurchases of our registered shares of $376.8 million and payment of cash dividends of $182.3 million.
For the nine months ended December 31, 2023, there was a $4.1 million loss from currency exchange rate effect on cash and cash equivalents, primarily due to exchange rate fluctuations of Swiss Franc, Chinese Renminbi, and Euro versus the U.S. Dollar, and timing of our cash transactions over the period. The loss from currency translation exchange rate effect during the nine months ended December 31, 2022 was primarily due to exchange rate fluctuations of Euro, Swiss Franc, Chinese Renminbi, and Australian Dollar versus the U.S. Dollar and timing of our cash transactions over the period.
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
In May 2020, our Board of Directors approved the 2020 share repurchase program, which authorized us to invest up to $250.0 million to purchase our own shares to support equity incentive plans or potential acquisitions. In April 2021, our Board of Directors approved an increase of $750.0 million to the 2020 share repurchase program, to an aggregate amount of $1.0 billion. The Swiss Takeover Board approved this increase and it became effective on May 21, 2021. In July 2022, our Board of Directors approved an increase of $500 million to the 2020 share repurchase program to an aggregate amount of up to $1.5 billion. The Swiss Takeover Board approved this increase and it became effective on August 19, 2022. The 2020 share repurchase program expired on July 27, 2023. We repurchased 16.7 million shares for an aggregate cost of $1.2 billion under the 2020 share repurchase program, of which 2.6 million shares for an aggregate cost of $159.1 million were repurchased during fiscal year 2024 prior to the expiration of the program.
In June 2023, our Board of Directors approved a new, three-year share repurchase program, which allows us to use up to $1.0 billion to repurchase our shares. The 2023 share repurchase program enables us to repurchase shares for cancellation, as well as to support equity incentive plans or potential acquisitions. The Swiss Takeover Board approved the 2023 share repurchase program in July 2023 and the program became effective on July 28, 2023. During the nine months ended December 31, 2023, we repurchased 3.0 million shares for an aggregate cost of $232.5 million, under the 2023 share repurchase program for cancellation, of which $14.8 million of the aggregate cost was not paid yet as of December 31, 2023. As of December 31, 2023, $767.8 million was available for repurchase under the 2023 share repurchase program.
Swiss law limits a company’s ability to hold or repurchase its own shares. The aggregate par value of all shares held in treasury by us and our subsidiaries may not exceed 10% of our share capital, which corresponds to approximately 17.3 million registered shares. This limitation does not apply to shares repurchased for cancellation, due to the Board of Directors' authority under the capital band set forth in the Company's Articles of Incorporation to cancel shares up to a limit of 10% of our current share capital. As of December 31, 2023, we had a total of 18.1 million shares held in treasury stock, which includes 3.0 million shares that have been repurchased for cancellation.
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

Purchase Commitments

As of December 31, 2023, we had non-cancelable purchase commitments of $344.0 million for inventory purchases made in the normal course of business from original design manufacturers, contract manufacturers and other suppliers, the majority of which are expected to be fulfilled within the next 12 months. We record a liability for firm, non-cancelable, and unhedged inventory purchase commitments in excess of anticipated demand or net realizable value consistent with our valuation of excess and obsolete inventory. As of December 31, 2023, the liability for these purchase commitments was $33.8 million and is recorded in accrued and other current liabilities in the condensed consolidated balance sheet.

We have firm purchase commitments of $14.0 million for capital expenditures primarily related to commitments for tooling and equipment for new and existing products. We expect to continue making capital expenditures in the future to support product development activities and ongoing and expanded operations. Although open purchase commitments are considered enforceable and legally binding, the terms generally allow us to reschedule or adjust our requirements based on business needs prior to delivery of goods or performance of services.

Other Contractual Obligations and Commitments

For further detail about our contractual obligations and commitments, refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

Indemnifications

We indemnify certain suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of December 31, 2023, no material amounts have been accrued for indemnification provisions. We do not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under our indemnification arrangements.

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

Legal Proceedings

From time to time we are involved in claims and legal proceedings that arise in the ordinary course of our business. For more information about Legal Proceedings, see Part II Item 1 Legal Proceedings of this quarterly report on Form 10-Q for the period ended December 31, 2023.

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

We are exposed to currency exchange rate risk as we transact business in multiple currencies, including exposure related to anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. Dollar. We transact business in approximately 30 currencies worldwide, of which the most significant to operations are the Euro, Chinese Renminbi, Australian Dollar, Canadian Dollar, Japanese Yen, Pound Sterling and New Taiwan Dollar. For the three months ended December 31, 2023, approximately 52% of our sales were in non-U.S. denominated currencies, with 27% of our sales denominated in Euro. The mix of our costs of goods sold and operating expenses by currency are significantly different from the mix of our sales, with a larger portion denominated in U.S. Dollar and less denominated in Euro and other currencies. A strengthening U.S. Dollar has a more unfavorable impact on our sales compared to the favorable impact on our cost of goods sold and operating expenses, resulting in an adverse impact on our operating results.

We enter into currency forward and swap contracts to reduce the short-term effects of currency fluctuations on certain receivables or payables denominated in currencies other than the functional currencies of our subsidiaries. These contracts generally mature within approximately one month. The gains or losses on these contracts are recognized in earnings based on the changes in fair value.

If an adverse 10% foreign currency exchange rate change had been applied to total monetary assets and liabilities denominated in currencies other than the functional currencies at the balance sheet dates, it would have resulted in an adverse effect on income before income taxes of approximately $16.4 million and $17.0 million as of December 31, 2023 and March 31, 2023, respectively. The adverse effect as of December 31, 2023 and March 31, 2023 is after consideration of the offsetting effect of approximately $6.8 million and $8.1 million, respectively, from foreign exchange contracts in place as of such dates.
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
If the U.S. dollar had weakened by 10%, the amount recorded in AOCI related to our foreign exchange contracts before tax effect as of December 31, 2023 and March 31, 2023 would have been approximately $9.1 million and $7.3 million lower, respectively. The change in the fair value recorded in AOCI would be expected to offset a corresponding foreign currency change in cost of goods sold when the hedged inventory purchases are sold.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.   RISK FACTORS
The Company’s business, reputation, results of operations, financial condition and stock price can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A of the 2023 Form 10-K under the heading “Risk Factors.” When any one or more of these risks materialize from time to time, the Company’s business, reputation, results of operations, financial condition and stock price can be materially and adversely affected. In the third quarter of fiscal year 2024, there have been no material changes to the risk factors disclosed in the Company's Form 10-K, as updated in our Quarterly Report on Form 10-Q for the quarter ended on June 30, 2023.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases
In the third quarter of fiscal year 2024, the following approved share repurchase program was in place (in thousands):

Share Repurchase Program	Shares Approved	Approved Amounts
July 2023 (1)	17,311	$1,000,000

(1) In June 2023, our Board of Directors approved a new, three-year share repurchase program. The Swiss Takeover Board approved the 2023 share repurchase program in July 2023 and the program became effective on July 28, 2023. See Note 11 to the condensed consolidated financial statements for further information.

The following table presents certain information related to purchases made by Logitech of its equity securities under the 2023 share repurchase program (in thousands, except per share amounts):

	Total Number of Shares Repurchased		Weighted Average Price Paid Per Share		Remaining Amount that May Yet Be Repurchased under the Programs
During the three months ended December 31, 2023			CHF (LOGN)	USD (LOGI)
Month 1
October 1, 2023 to October 27, 2023
SIX	552	(1)	64.35	N/A	$900,769
Nasdaq	—		N/A	$—	900,769
Month 2
October 28, 2023 to November 24, 2023
SIX	1,193	(1)	73.84	N/A	802,519
Nasdaq	—		N/A	$—	802,519
Month 3
November 25, 2023 to December 29, 2023
SIX	381	(1)	78.93	N/A	767,750
Nasdaq	—		N/A	$—	767,750
	2,126		72.29		$767,750
(1) Shares repurchased on the second trading line for cancellation under the 2023 share repurchase program.
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

ITEM 5.   OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the third quarter of fiscal year 2024, the following officers, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

On November 3, 2023, Prakash Arunkundrum, our Chief Operating Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale of an aggregate of up to 30,916 shares of our common stock acquired by Mr. Arunkundrum under our equity plans. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The first date that sales of any shares are permitted to be sold under the trading arrangement will be February 2, 2024. The trading arrangement terminates on October 2, 2024, or upon the earlier completion of all transactions thereunder.

On November 9, 2023, Samantha Harnett, our Chief Legal Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale of an aggregate of 850 shares of our common stock acquired by Ms. Harnett under our equity plans. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The first date that sales of any shares are permitted to be sold under the trading arrangement will be February 8, 2024. The trading arrangement terminates on May 9, 2024, or upon the earlier completion of all transactions thereunder.

No other officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the last fiscal quarter.

ITEM 6.   EXHIBITS

Exhibit Index

Exhibit No.		Description

10.1	**
Employment Agreement between Logitech Europe S.A. and Johanna W. (Hanneke) Faber dated October 29, 2023 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 30, 2023 (File No. 000-29174))

31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF		XBRL Taxonomy Definition Linkbase Document

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

LOGITECH INTERNATIONAL S.A.

January 25, 2024	/s/ Johanna (Hanneke) Faber
Date	Johanna (Hanneke) Faber
Chief Executive Officer

January 25, 2024	/s/ Charles Boynton
Date	Charles Boynton
Chief Financial Officer