Form 10-K
period 2024-03-31
LOGITECH INTERNATIONAL S.A.
filed 2024-05-16
CIK 1032975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	March 31, 2024
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒   No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting shares held by non-affiliates of the registrant, based upon the closing sale price of the shares on September 30, 2023, the last business day of the registrant's second fiscal quarter on the Nasdaq Global Select Market, was $10,814,715,350. For purposes of this disclosure, voting shares held by persons known to the Registrant to beneficially own more than 5% of the Registrant's shares and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. In the case of 5% or greater shareholders, we have not deemed such shareholders to be affiliates unless there are facts and circumstances which would indicate that such shareholders exercise any control over the Registrant, or unless they hold 10% or more of the Registrant’s share capital outstanding. This determination is not necessarily a conclusive determination for other purposes.
As of May 2, 2024, there were 153,443,934 shares of the Registrant's share capital outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the 2024 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

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
Logitech International S.A. | Fiscal 2024 Form 10-K | 1

All references to our websites are intended to be inactive textual references only, and the content of such websites do not constitute a part of and are not intended to be incorporated by reference into this Annual Report on Form 10-K.
Logitech International S.A. | Fiscal 2024 Form 10-K | 2

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
•Our business strategy and investment priorities in relation to competitive offerings and evolving consumer demand trends affecting our products and markets, current and future worldwide geopolitical, economic and capital market conditions, including fluctuations in currency exchange rates, inflation, economic downturns, and disruptions in global logistics;
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
•Our business development, product development and innovation, and their impact on future operating results and anticipated operating costs for fiscal year 2025 and beyond;
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

Logitech International S.A. | Fiscal 2024 Form 10-K | 3

PART I
ITEM 1.    BUSINESS
Company Overview
Founded in 1981, and headquartered in Lausanne, Switzerland, Logitech International is a Swiss public company listed on the SIX Swiss Exchange (LOGN) and on the Nasdaq Global Select Market (LOGI). Logitech’s website address is www.logitech.com.
Logitech designs software-enabled hardware solutions that help businesses thrive and bring people together when working, creating, gaming and streaming. As a point of connection between people and the digital world, our mission is to extend human potential in work and play, in a way that is good for people and the planet. We sell these products through a number of brands, including Logitech, Logitech G and others.
Our diverse portfolio includes: Gaming, Keyboards & Combos, Pointing Devices, Video Collaboration, Webcams, Tablet Accessories, and Headsets. These products are all classified under a single operating segment: Peripherals (see Note 15 to our consolidated financial statements). They also are compatible with many cloud or cloud-based services: video conferencing platforms (e.g. Zoom, Microsoft Teams, Google Meet); esports or video games (e.g. League of Legends, Call of Duty, Valorant); music streaming platforms (e.g. Spotify, Apple Music); content streaming platforms (e.g. Twitch, YouTube); and creativity and productivity platforms (e.g. Google Workplace, Adobe Creative Cloud).
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
Business Strategy
Logitech's strategy includes the following core priorities:
•Work and Play: We plan to expand innovation and growth within Work and Play by selling our current product categories into broader sectors of Work including Retail, Education, and Health Care, and expand into other areas of Play beyond Gaming;
•Design-led, software-enabled hardware: We plan to focus on design-led hardware, combined with software and services, that incorporates sustainability;
•Business-to-Consumer ("B2C") and Business-to-Business ("B2B"): We plan to maintain focus on performance of our B2C business while accelerating our investment in B2B capabilities, including across product design, services, marketing and sales;
•Geographic opportunities: We plan to leverage geographic opportunities and expand our presence; and
•Iconic brand: We plan to continue building an iconic Logitech brand.
Environmental Sustainability
Logitech considers the environmental and social impacts of our products, operations, and value chain from the sourcing of raw materials through to the end-of-life of our products. We design for sustainability by striving to use innovative materials, technologies and processes that reduce carbon emissions and elevate circular solutions. We have started to transition our manufacturing and supply chain to renewable energy and we aim to eliminate waste and extend the life of products. Logitech also actively supports the use of recycled materials and component recovery for reuse, as well as product repair and recycling, in order to address the need for conservation of natural resources.
Products
Logitech designs, manufactures and sells products that help businesses thrive and bring people together when working, creating, gaming and streaming, for use by consumers and enterprise customers.
Logitech International S.A. | Fiscal 2024 Form 10-K | 4

Gaming
Logitech G provides products for gamers and streamers, including mice, racing wheels, headsets, keyboards, microphones and streaming services. Incorporating innovative design and advanced technologies, some of the key products and solutions in this category include:
•The Logitech G PRO X Superlight 2 Wireless Gaming Mouse that was designed in collaboration with the world's top esports professionals, featuring our LIGHTSPEEDTM professional grade wireless technology, and weighing in at less than 63 grams.
•The Logitech Pro Racing Wheel that features our exclusive TRUEFORCE feedback system that connects directly to in-game physics, and our new Direct Drive motor.
•The Logitech Pro X 2 Lightspeed Wireless Headset that features pro-grade sound, LIGHTSPEED wireless, and an emphasis on comfort.
•The recently launched ASTRO 50X Wireless Headset, which is compatible with PC, Xbox Series X|S, PlayStation5, Nintendo Switch, and mobile, and portable gaming devices and features our unique PLAYSYNC technology that enables gamers to seamlessly switch between multiple consoles.
•Streamlabs services, which provide streaming and monetization tools for content creators to manage their audience and broadcast.
Keyboards & Combos
Logitech offers a variety of corded and cordless keyboards and combos (keyboard-and-mouse combinations). Some of our key products in this category include:
•The Logitech Wireless Combo MK270, a reliable entry level full-size keyboard and mouse combination with a tiny plug and play USB receiver. The Logitech Wireless Combo MK295 Silent is an upgraded version with silent typing and clicking due to our SilentTouch technology.
•The Logitech MX Keys Wireless keyboard, a premium backlit keyboard with customizable keys to directly access menus and shortcuts within leading creativity and productivity apps. We recently added the MX Keys mini wireless keyboard ideal for smaller spaces and creators and Logitech MX mechanical wireless keyboard.
•The recently launched Logitech Pebble Keys 2 wireless minimalist keyboard with Easy-Switch functionality that allows users to connect up to three devices (computers, tablets, or mobile phones), even with different operating systems, and switch between them.
Pointing Devices
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
•The Logitech Signature M650 Wireless Mouse, which introduced Smartwheel for precise and fast scrolling, and clicks silently due to our SilentTouch technology, has an 18-month battery life, dual connectivity with Bluetooth and Logi Bolt, compatible with nearly all operating systems, side-buttons and comfortable design, and is available in Large, Medium and left-handed versions.
•The Logitech Wireless Mouse M185, a reliable wireless mouse with comfortable shape and compact design.
•The Logitech Wireless Mouse M220 Silent is an upgraded version of the M185 with silent clicking due to our SilentTouch technology.
•The Logitech Pebble Mouse, a slim and minimalist wireless mouse, comes with new and exciting colors, with Bluetooth connectivity compatible with Logi Bolt technology.
•The Logitech Lift, a vertical mouse with Logi Bolt wireless technology and the new smart wheel available in right and left-handed version,
•Pop Mouse, for younger generations that offers more style at the desk.
Logitech International S.A. | Fiscal 2024 Form 10-K | 5

Video Collaboration
The Video Collaboration category includes Logitech’s conference room cameras (“ConferenceCams”), which combine enterprise-quality audio and high definition ("HD") 4K video with affordability to bring video conferencing to a variety of room sizes. Our key products in this category include:
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
•Logitech Tap touch-screen controller, which connects to any computer through USB and serves as an ideal controller for video conferencing room solutions from Google®, Microsoft®, and Zoom.
•The recently launched Logitech Sight, a tabletop companion camera with intelligent multi-participant framing through front and center views.
Webcams
Our Webcams category includes PC-based webcams that are targeted primarily at consumers, including streaming cameras, and VC webcams that turn any desktop into an instant collaboration space. Our webcams are targeted primarily at video conferencing users purchasing for individual use. Key market drivers include upgrades of work-from-home video conferencing setups and purchase of webcams to create and share content via such platforms as YouTube, Twitch or TikTok. The Logitech HD Pro Webcam C920, C922 and Brio 4K Pro Webcam are key products in this category and we have recently launched our new flagship MX Brio Ultra HD 4K Collaboration and Streaming Webcam.
Tablet Accessories
Our Tablet Accessories category primarily includes keyboards for tablets. These products are mostly for iPads but are also for select Samsung and other Android tablets. Some of our key products in this category include:
•The Combo Touch line-up for various iPad models is our flagship design offering a backlit keyboard, any-angle kickstand for flexible viewing angles, and a trackpad for gestures, clicks, and navigation. The Combo Touch line-up uses Smart Connector technology to connect to the iPad seamlessly, with no need for batteries or Bluetooth pairing.
•The Rugged line-up offers a more protective folio or combo for iPad 9th and 10th generations, with a securely sealed wipeable fabric keyboard powered by Smart Connector, a rugged and protective holder, and an any-angle kickstand to allow multiple viewing angles. Made for Education version is available.
•The Logitech Slim Folio Keyboard for iPad 9th and 10th generations, offers a Bluetooth backlit keyboard with a folio design for optimal working and viewing angle, light front and back protection and a digital pen holder.
•The Logitech Crayon is a pixel-precise digital pen for all iPad models from 2018. It's powered by Apple Pencil technology, so there is no need to pair it via Bluetooth. Users can just turn it on and write, sketch, or annotate on any iPad.
Headsets
Our Headsets category includes PC and VC headsets, in-ear headphones, and premium wireless earbuds. Some of our key products in this category include the H390 USB Computer Headset, the Zone Wireless II, and the Zone Vibe Wireless. Zone Vibe Wireless is fairly unique as a B2B Headset, providing a circumaural fit at a low price point.
Other
Our Other category primarily consists of mobile speakers and PC speakers. Our mobile speakers is a portfolio of portable wireless Bluetooth speakers for music on the go. The top revenue-generating product in our mobile speakers during fiscal year 2024 was our ruggedized portable Bluetooth wireless speaker. During fiscal year 2024, our collection of portable Bluetooth speakers included WONDERBOOM3, BOOM3, MEGABOOM3, HYPERBOOM, and our recently launched speaker, EPICBOOM.
Logitech International S.A. | Fiscal 2024 Form 10-K | 6

Sales and Distribution
Our sales and marketing activities are organized into three geographic regions: the Americas (North and South America), EMEA (Europe, Middle East, Africa) and Asia Pacific (China, Australia, Japan, India, Korea, Taiwan and other countries). For revenue by geographic region, see Note 15 to our consolidated financial statements.
Logitech has an extensive global go-to-market network that is leveraged to optimize the value of our existing products and product categories as well as to introduce new products and enter new product categories. We sell our products primarily to a network of distributors, retailers and e-tailers. We support these channels with our direct sales force and third-party distribution centers located in all three geographic regions.
Our distributor customers typically resell products to retailers, value-added resellers, systems integrators and other distributors with whom Logitech does not have a direct relationship. As we have increased our investments in the B2B channel in recent years, we have expanded our enterprise sales coverage through our sales force as well as various channel partners. Expansions into new channels enables more cross-selling opportunities across our broad product portfolio.
Logitech's products can be purchased in a number of major retail chains, where we typically have access to significant shelf space. In addition, Logitech products can be purchased online either directly or indirectly from Logitech.com or through e-tailers, the websites of our major retail chains, and other online and social channels. Logitech products are also carried by B2B direct market resellers.
In fiscal years 2024, 2023 and 2022, Amazon Inc. and its affiliated entities together accounted for 18%, 19% and 17% of our gross sales, respectively. In fiscal years 2024, 2023 and 2022, Ingram Micro Inc. and its affiliated entities together accounted for 13%, 13% and 15% of our gross sales, respectively. TD Synnex and its affiliated entities together accounted for 14%, 15%, and 14% of our gross sales in fiscal years 2024, 2023, and 2022, respectively. No other customer individually accounted for more than 10% of our gross sales in fiscal years 2024, 2023 or 2022.
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
Operations
Logitech’s operations capability consists of a hybrid model of in-house manufacturing (including a wholly-owned facility in Suzhou, China) and third-party contract manufacturers and original design manufacturers (principally in Asia), which allows us to effectively respond to rapidly changing demand and leverage economies of scale.
Our Suzhou operation, which currently handles approximately 40% of our total production of products, provides for increased production capacity, manufacturing know-how, intellectual property protection and greater flexibility in responding to product demand. We focus on ensuring the efficiency of the Suzhou facilities through the implementation of quality management, automation, process improvements, and employee involvement programs. Further, by outsourcing the manufacturing of certain products, we seek to reduce volatility in production volumes as well as improve time to market.
Logitech International S.A. | Fiscal 2024 Form 10-K | 7

Both our in-house and outsourced manufacturing operations are managed by our worldwide operations group. The worldwide operations group also supports the business units and marketing and sales organizations through the management of distribution centers and the supply chain and logistics networks. We believe our supply chain’s extensive global reach, key distribution channels, adoption of factory automation and strategic business relationships combined with extensive analytic modeling expertise, optimization tools and global processes are key competitive advantages.
Marketing
Across Logitech’s multiple product categories, we focus on enhancing our marketing capabilities around brand strategy and execution, digital marketing, and marketing technology. With our products and design as a foundation, our marketing demonstrates the relevancy of our products in the lives of our customers, focusing on specific and diverse audiences. We continue to increase our presence when and where our products and messages are most relevant, which enables us to drive brand value.
Research and Development
We recognize that continued investment in product research and development is critical to facilitate innovation of new and improved products, technologies and experiences. Our research and development expenses for fiscal years 2024, 2023 and 2022 were $287.2 million, $280.8 million and $291.8 million, respectively. We expect to continue to devote significant resources to research and development, including devices for digital platforms, video communications, wireless technologies, power management, and user interfaces to sustain our competitive position.
Design
Logitech uses design-led engineering as a strategic differentiator. Our key design centers are in Switzerland, Ireland, the United States, and Taiwan, where we have an internal team of designers who work in close collaboration with our engineering and manufacturing teams at the beginning of our innovation process. This capability has driven the transformation of our portfolio over the years. In addition, we design for sustainability to reduce the environmental impact of our products, operations, and value chain. Our design capabilities have been recognized through various awards in fiscal year 2024 including the prestigious Red Dot Design Team of the Year award.
Engineering
Our decades-long expertise in key engineering disciplines such as sensors, acoustics, optics, wireless, and power management is a core competitive advantage of Logitech. Furthermore, we continue to extend our engineering capabilities into more advanced technologies such as software, generative AI, cloud services, data analytics, machine learning, and some core building blocks of navigation and tracking for spatial computing and augmented/virtual reality environments. Our engineering team has expertise in bringing together these many technologies, across hardware and software to develop an innovative portfolio. These engineering capabilities combined with our award-winning design team form the basis of Logitech's key innovation engine.
Customer Service and Technical Support
Our customer service organization provides user technical support, support related to product inquiry, and order support. We support these customer service functions with outsourced operations as well as in-house support teams located in countries across the world. We also have walk-in centers in Asia, managed by third providers, where consumers may obtain service for their Logitech products. We provide support services to retail purchasers of our products through telephone, e-mail, forums, chat, and the Logitech Support website. In addition, for some of our product categories, dedicated support websites and dedicated internal support teams are available. To improve our customers' experience and operate efficiently, we use technology to facilitate chatbot interactions, enable self-help and apply AI to optimize support searches.
Logitech provides warranties on our branded products that range from one to three years. For our Video Collaboration category, we also work with channel partners to offer bundled support services with Logitech Video Collaboration solutions.
Logitech International S.A. | Fiscal 2024 Form 10-K | 8

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
As we target opportunities in new categories and markets and as some of our product categories demonstrate growth, we are confronting new competitors, many of which may have more experience in the categories or markets and have greater marketing resources and brand name recognition than we have. In addition, because of the continuing convergence of the markets for computing devices and consumer electronics, we expect greater competition in the future from well-established consumer electronics companies in our developing categories, as well as future categories we might enter. Many of these companies have greater financial, technical, sales, marketing, and other resources than we have.
We expect continued competitive pressure in our business, including in the terms and conditions that our competitors offer customers, which may be more favorable than our terms and conditions and may require us to take actions to increase our customer incentive programs, which could impact our sales and operating margins.
Gaming
Competitors for our gaming products include Razer Inc. ("Razer"), Corsair Gaming, Inc., SteelSeries (owned by GN Store Nord A/S (“GN”)), Turtle Beach Corporation and HyperX (owned by HP Inc. ("HP")), among others. Our competitors for Blue Microphones products include Rode Microphones LLC, Audio Technica Corporation, Samson Technologies Corp., Shure Incorporated, Razer and Apogee Electronics Corp., among others.
Keyboards & Combos
Apple Inc. ("Apple"), Microsoft Corporation ("Microsoft"), Dell Technologies ("Dell"), HP, Lenovo Group Ltd. ("Lenovo") and regional computer peripheral computer brands are the main competitors in our keyboard and combo product lines. We also experience competition and pricing pressure for corded and cordless keyboards and combos from less-established brands, including house brands and local competitors in Asian markets, such as Shenzhen Rapoo Technology Co., Ltd. ("Shenzhen Rapoo"), IKBC, and Xiaomi Corporation ("Xiaomi").
Pointing Devices
Apple, Microsoft, Lenovo, Dell, and HP are our main competitors worldwide for pointing devices. We also experience competition and pricing pressure from less-established brands, including house brands and local competitors in Asian markets, such as Elecom Co., Ltd., Buffalo Inc., Shenzhen Rapoo, and Xiaomi.
Video Collaboration
Our competitors for video collaboration products include Cisco Systems, Inc. ("Cisco"), Poly (owned by HP), Jabra (owned by GN), AVer Information Inc., Neat, and Yealink (Xiamen) Network Technology Co.Ltd, among others.
Webcams
Our primary competitors for webcams are Microsoft, HP, Dell, Lenovo and Cisco and other manufacturers taking smaller market share such as Razer and HIKVision.
Tablet Accessories
Competitors in the tablet accessories market are Apple, Zagg Inc., Kensington Computer Products Group, Belkin International, Inc., Targus Corporation and other less-established brands. Although we are one of the leaders in the tablet keyboard market and continue to bring innovative offerings to the market, we expect the competition may increase.
Headsets
For headsets, our main competitors include Poly and Jabra, among others. In-ear headphones competitors include Beats, Bose, Apple, Sony Corporation, JBL and Sennheiser, among others.
Logitech International S.A. | Fiscal 2024 Form 10-K | 9

Other
Our competitors for Bluetooth wireless speakers include Bose Corporation ("Bose") and Harman International Industries, Inc ("Harman"), among others. Personal voice assistants and other devices that offer music, such as Sonos Inc., Amazon's Echo, Google Home (owned by Alphabet, Inc.) and Apple HomePod, also compete with our products. Amazon is also a significant customer of our products. For PC speakers, our competitors include Bose, Cyber Acoustics LLC, and Creative Labs, Inc., among others.
Intellectual Property and Proprietary Rights
Intellectual property rights that apply to Logitech's products and services include patents, trademarks, copyrights, and trade secrets.
We hold various United States patents and pending applications, together with corresponding patents and pending applications from other countries. While we believe that patent protection is important, we also believe that patents are of less competitive significance than factors such as technological innovation, ease of use, and quality design. No single patent is in itself essential to Logitech as a whole. From time to time, we receive claims that we may be infringing on patents or other intellectual property rights of others. As appropriate, claims are referred to legal counsel, and current claims are in various stages of evaluation and negotiation. If necessary or desirable, we may seek licenses for certain intellectual property rights. Refer also to the discussion in Item 1A "Risk Factors"—"We may be unable to protect our proprietary rights. Unauthorized use of our technology may result in the development of products that compete with our products." and "Claims by others that we infringe their proprietary technology could adversely affect our business."
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
Government Regulations
We conduct operations in a number of countries and we are subject to a variety of laws and regulations which vary from country to country. Such laws and regulations include tax, import/export and anti-corruption laws, varying accounting, auditing and financial reporting standards, import or export restrictions or licensing requirements, trade protection measures, custom duties, tariffs, import or export duties, and other trade barriers, restrictions and regulations.

We also are subject to numerous environmental regulations, including in connection with targeted substances, such as laws addressing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated sites, the manufacture and distribution of chemical substances and laws restricting the presence of certain substances in electronics products; stewardship, such as end-of-life stewardship directives including the Waste Electrical and Electronic Equipment (WEEE) Directive, the Packaging Directive and the Battery Regulation, which require producers of electrical goods, packaging, and batteries to finance the collection, recycling, treatment and disposal of relevant products; or conflict minerals, such as the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act.

While we incur increasing costs to comply with such other government regulations, we do not believe that our compliance with such requirements will have a material effect on our capital expenditures, competitive position, consolidated results of operations, earnings, or cash flows. Nonetheless, the regulatory framework applicable to us becomes increasingly complex as new regulations, including environmental, become effective. While we monitor such regulations, we are unable to fully determine their impact, that could be substantial.

For more information about such regulations and how they may impact us, see "Risks Related to Global Nature of our Operations and Regulatory Environment" in Item 1A "Risk Factors" and Note 7 Income Taxes in our Notes to consolidated financial statements below.
Logitech International S.A. | Fiscal 2024 Form 10-K | 10

Human Capital Resources
Employees
Our human capital resources include persons employed directly by us or indirectly through contingent workforce arrangements. As of March 31, 2024, we employed approximately 7,300 persons, of which approximately 2,700 were employed in our Suzhou manufacturing operations. This includes people employed directly by us, or indirectly through contingent workforce arrangements. None of Logitech's U.S. direct employees are represented by a labor union or are subject to a collective bargaining agreement. Certain other countries, such as China, provide by law for employee rights, which include requirements similar to collective bargaining agreements. We believe that our employee relations are good.
We rely on different programs and initiatives to support our goals. Some of our key human capital management programs are summarized below.
Diversity and Inclusion
We believe that reflecting the diverse world in which we live - through our people and by fostering an inclusive culture - provides us with the foundation needed to create experiences that enable all people to pursue their passions, which is our corporate purpose. Our direct employees are located across Americas, EMEA and Asia-Pacific and bring a range of perspectives and skills to Logitech. As of March 31, 2024, 47% of our office employees were located in Asia-Pacific, 29% in the Americas, and 24% in EMEA. As of March 31, 2024, females represented 38% of our global office employees. In the U.S., underrepresented minorities (defined as Black or African American, Asian, Hispanic or Latino, American Indian or Alaska Native, and Native Hawaiian or Other Pacific Islander) represented 48% of our employees.
To foster a more inclusive environment, we offer training sessions to emphasize awareness of self, bias and privilege, and inclusion. In addition, to measure our employees’ satisfaction at Logitech, we distribute a bi-annual employee engagement survey. Most recently, we conducted a survey in December 2023, in which 86% of our global office employees participated. As part of the survey, employees provided weighted feedback on their experience at Logitech, on measures such as happiness, retention and their perspective on our current state of workplace inclusivity at Logitech.
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
Logitech International S.A. | Fiscal 2024 Form 10-K | 11

Information About Our Executive Officers. The following sets forth certain information regarding our executive officers as of May 16, 2024:

Name	Age	Nationality	Position
Johanna (Hanneke) Faber	55	Netherlands	Chief Executive Officer
Charles Boynton	56	U.S.	Chief Financial Officer
Prakash Arunkundrum	49	U.S.	Chief Operating Officer
Samantha Harnett	48	U.S.	Chief Legal Officer and Corporate Secretary
Johanna (Hanneke) Faber joined Logitech as Chief Executive Officer in December 2023. Prior to joining Logitech, Ms. Faber served as President of the Global Nutrition Division at Unilever PLC, a multinational consumer goods company from July 2022 to November 2023, where she oversaw the Nutrition Business Group and was previously President of the Foods & Refreshment Division of Unilever from May 2019 to June 2022. She joined Unilever as a member of its Executive Committee in January 2018, serving as President Unilever Europe. Prior to Unilever, Ms. Faber was a member of the Executive Committee from 2013 to 2017, serving first as Chief Commercial Officer and then as Chief E-Commerce and Innovation Officer of Ahold Delhaize N.V., a global food retailer. Ms. Faber has been a member of the board of directors and audit committee of Tapestry Inc., a luxury fashion and lifestyle brands holding company since 2021. Prior to her appointment as a board member at Tapestry, Ms. Faber served as supervisory board member of Bayer AG, a pharmaceutical and biotechnology company, from 2016 to 2021. Ms. Faber holds a Bachelor of Arts in Journalism and a Master of Business Administration from the University of Houston (Texas, USA).
Charles Boynton joined Logitech as Chief Financial Officer in February 2023. Prior to joining Logitech, Mr. Boynton served as the Executive Vice President, Chief Financial Officer of Plantronics, Inc. (dba Poly), a technology company specializing in video and video solutions as well as team collaboration, from March 2019 to October 2022. Prior to joining Poly, Mr. Boynton served as Executive Vice President and Chief Financial Officer of SunPower Corporation, a global energy company and provider of solar power solutions, from March 2012 to May 2018, and continued as an Executive Vice President until July 2018. Mr. Boynton also served as the Chairman and Chief Executive Officer of 8point3 General Partner LLC, the general partner of 8point3 Energy Partners LP, an affiliate of SunPower, from March 2015 to June 2018. From 2010 to 2018, Mr. Boynton held various leadership positions at SunPower, including Principal Accounting Officer, Acting Chief Financial Officer and Vice President, Finance and Corporate Development. Earlier in his career, Mr. Boynton held key financial positions at Intelliden, Commerce One, Inc., Kraft Foods, Inc., and Grant Thornton, LLP. Mr. Boynton served as a non-executive director of Nextracker Inc., a provider of intelligent, integrated solar tracker and software solutions, from February 2023 to March 2024. Mr. Boynton earned his master’s degree in business administration at the Kellogg School of Management at Northwestern University and holds a Bachelor of Science degree in Accounting from the Kelley School of Business at Indiana University Bloomington. As disclosed in our Current Report on Form 8-K dated March 17, 2024, Mr. Boynton resigned from his position as Chief Financial Officer of the Company effective May 17, 2024, to pursue another opportunity.
Prakash Arunkundrum is Logitech’s Chief Operating Officer, a position he has held since February 2023. He was also appointed B2B General Manager in June 2023. He was previously Logitech's Head of Global Operations & Sustainability, a role he held from May 2018. He joined Logitech in 2015 and held operations positions as Vice President New Product Introductions & Strategic Initiatives from August 2015 to July 2016 and Vice President Global Sourcing and New Product Introductions from July 2016 to May 2018. Prior to joining Logitech, Mr. Arunkundrum was a Principal at A.T. Kearney, a global management consulting firm, from July 2014 to August 2015. He also served as Director, Management Consulting at PricewaterhouseCoopers, a multinational professional services network of firms, from September 2011 to July 2014 and Principal at PRTM Management Consultants LLC, a management consulting firm acquired by PricewaterhouseCoopers, from March 2010 to September 2011. Prior to his management consulting roles, Mr. Arunkundrum held several management positions at i2 Technologies, a supply chain management company acquired by JDA Software, from March 2007 to February 2010. Early in his career, he held product management positions at supply chain startups and i2 Technologies. Mr. Arunkundrum holds a BTech degree in Chemical Engineering from Central ElectroChemical Research Institute ("CECRI") in Karaikudi, India and a Master of Science in Materials Engineering from University of Maryland at College Park.
Samantha Harnett joined Logitech as General Counsel in June 2020 and became Chief Legal Officer in April 2023. Prior to joining Logitech, Ms. Harnett served in various legal and management roles at Eventbrite, Inc., a global
Logitech International S.A. | Fiscal 2024 Form 10-K | 12

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
Logitech International S.A. | Fiscal 2024 Form 10-K | 13

ITEM 1A.    RISK FACTORS
The risk factors summarized and disclosed below could adversely affect our business, results of operations and financial condition, and may cause volatility in the price of our shares. These are not all the risks we face and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur. See also the other information set forth in this Annual Report on Form 10-K, including in Part I, Item 1 "Business," Part II, Item 1C "Cybersecurity", Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and the related Notes.
Summary of Risk Factors

Risks Related to our Business

•If we fail to innovate and develop new products in a timely and cost-effective manner for our new and existing product categories, our business and operating results could be adversely affected.

•We use artificial intelligence ("AI") in our business, and challenges relating to the development and use of AI, including generative AI, could result in competitive harm, reputational harm, and legal liability, and adversely affect our results of operations.

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

Logitech International S.A. | Fiscal 2024 Form 10-K | 14

•Our success largely depends on our ability to manage, hire, retain, integrate and motivate sufficient numbers of qualified personnel, including senior leadership. Our strategy and our ability to innovate, design and produce new products, market and sell products, maintain operating margins and control expenses depend on key personnel that may be difficult to replace.

•As we focus on growth opportunities, we may divest or discontinue non-strategic product categories, or pursue strategic acquisitions and investments, which could have an adverse impact on our business.

•As we continue our efforts to scale, lower our costs and improve our operational efficiency, we may not fully realize our goals.

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
Logitech International S.A. | Fiscal 2024 Form 10-K | 15

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

•Develop innovative, high-quality, and reliable new software-enabled hardware products and enhancements in a cost-effective and timely manner;

•Distinguish our products from those of our competitors; and

•Offer our products at prices and on terms that are attractive to our customers and consumers.

The development of new products and services can be very difficult and requires high levels of innovation. The development process also can be lengthy and costly. There are significant initial expenditures for research and development, tooling, manufacturing processes, inventory and marketing, and we may not be able to recover those investments. If we fail to accurately anticipate technological trends or our users’ needs or preferences, are unable to complete the development of software-enabled hardware products and services in a cost-effective and timely fashion or are unable to appropriately increase production to fulfill customer demand, we will be unable to successfully introduce new products and services into the market or compete with other providers. Even if we complete the development of our new products and services in a cost-effective and timely manner, they may not be competitive with products developed by others, they may not achieve acceptance in the market at anticipated levels or at all, they may not be profitable or, even if they are profitable, they may not achieve margins as high as our expectations or as high as the margins we have achieved historically.

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
Logitech International S.A. | Fiscal 2024 Form 10-K | 16

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

We use artificial intelligence (“AI”) in our business, and challenges relating to the development and use of AI, including generative AI, could result in competitive harm, reputational harm, and legal liability, and adversely affect our results of operations.

We use AI solutions internally for business purposes and also in certain offerings, and we may in the future incorporate AI solutions, including generative AI, into our offerings. We also may make third-party generative AI tools available in our applications. AI technologies are complex and evolving rapidly, and we face significant competition from other companies. If our competitors or others are able to use or leverage AI more rapidly or more successfully than us, our ability to compete effectively could be impaired, as a result of which our business and financial results could be adversely affected.

AI solutions may use algorithms, datasets or training methodologies that are incomplete, reflect biases, or contain other flaws or deficiencies. AI solutions, including generative AI, may create output that appears correct but is inaccurate, biased or otherwise flawed, or that infringes or otherwise violates intellectual property or other rights. The use of AI may result in cybersecurity incidents that implicate the personal data of users of AI solutions as well as disclosure of our financial information or other confidential information. We, and third-party providers of any AI solutions we may make available in our applications, may lack sufficient rights with respect to data or other material or content used in or produced by AI solutions. We may not be able to control the development, maintenance or behavior of third-party AI solutions or how their providers obtain or otherwise process training or other data, and these AI solutions may be used inappropriately or irresponsibly. There is no guarantee that any contractual or other protections we seek to implement will be sufficient to protect us from risks presented by these solutions.

The rapid evolution of AI and its regulatory and policy landscape also present numerous risks. Several jurisdictions around the world have introduced or enacted legislation relating to AI, and regulators have issued policy statements relating to the use and development of AI. New laws and regulations, or existing laws and regulations, may be interpreted in ways that conflict with or otherwise impact our approach to AI and use of AI solutions.

While we have worked to take a responsible approach to the development and use of AI, we anticipate that it will require significant resources going forward. We could be required to modify our approach to AI, including our development practices, user consent methods, other policies or practices, or third-party AI solutions we may offer within our solutions. More generally, our approach to AI, including any AI solutions that we may incorporate or otherwise make available within our offerings, may expose us to claims, demands and litigation, regulatory inquiries, enforcement actions or other proceedings, fines, penalties and other liabilities, negative publicity, reputational harm and competitive harm. Any of these may adversely affect our business, results of operations, operating cash flows and financial condition.

See also "Risks Related to Confidential Information, Cybersecurity, Privacy, and Intellectual Property” below.

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
Logitech International S.A. | Fiscal 2024 Form 10-K | 17

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

We purchase certain products and key components from a limited number of sources. If the supply of these products or key components were to be delayed or constrained, impacted by global shortages of semiconductor chips, or if one or more of our single-source suppliers experience disruptions or go out of business as a result of adverse global economic conditions, adverse global or regional geopolitical conditions, natural disasters or regional or global pandemics, such as COVID-19, we might be unable to find a new supplier on acceptable terms, or at all, and our product shipments to our customers could be delayed, which could adversely affect our business, financial condition and operating results.

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

We produce approximately 40% of our products at the facilities we own in China. The majority of our other production is performed by third-party contract manufacturers, including original design manufacturers in China, Taiwan, Hong Kong, Malaysia, Thailand, Mexico, and Vietnam.

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
Logitech International S.A. | Fiscal 2024 Form 10-K | 18

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

Further, we have been exposed in the past and may in the future be exposed to fluctuations in the value of the local currency in the countries in which manufacturing occurs. Future appreciation of these local currencies could increase our component and other raw material costs. In addition, our labor costs could continue to rise as wage rates increase and the available labor pool declines. These conditions could adversely affect our financial results.

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
Logitech International S.A. | Fiscal 2024 Form 10-K | 19

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

Microsoft, Apple, Google and Amazon are leading producers of operating systems, hardware, platforms and applications with which our mice, keyboards, wireless speakers and other products are designed to operate. As a result, Microsoft, Apple, Google and Amazon each may be able to improve the functionality of its products, if any, or may choose to show preference to our competitors' products, to correspond with ongoing enhancements to its operating systems, hardware and software applications before we are able to make such improvements. This ability could provide Microsoft, Apple, Google, Amazon or other competitors with significant lead-time advantages. In addition, Microsoft, Apple, Google, Amazon or other competitors may be able to control distribution channels or offer pricing advantages on bundled hardware and software products that we may not be able to offer, and may be financially positioned to exert significant downward pressure on product prices and upward pressure on promotional incentives in order to gain market share. If we are not able to increase our software and services capability to enhance hardware product experiences and offer attractive product pricing, our results of operations and financial condition may be adversely affected. For additional information, see "Competition” in Item 1 of this Annual Report on Form 10-K.

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

While our overall distribution relationships are diffuse, in fiscal years 2024 and 2023 our gross sales were concentrated with three customers - Amazon, Ingram Micro and TD Synnex - and their affiliated entities. We do not have long-term commitments with those customers. If online sales grow as a percentage of overall sales, we expect that our reliance on Amazon would increase. While we believe that we have good relationships with Amazon, Ingram Micro and TD Synnex, any adverse change in those relationships could have an adverse impact on our results of operations and financial condition.

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

Logitech International S.A. | Fiscal 2024 Form 10-K | 20

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

We use sell-through data, which represents sales of our products by our direct retailer and e-tailer customers to consumers, and by our distributor customers to their customers, along with other metrics, to assess consumer demand for our products. Sell-through data is subject to limitations due to collection methods and the third-party nature of the data and thus may not be an accurate indicator of actual consumer demand for our products. The customers supplying sell-through data vary by geographic region and from period to period, but typically represent a majority of our retail sales. In addition, we rely on channel inventory data from our sales channel partners. If we do not receive this information on a timely basis, if this information is not accurate, or if we do not properly interpret this information, our results of operations and financial condition may be adversely affected.

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

In addition, market demand remains less predictable and more volatile than before the COVID-19 pandemic. As a result, we have experienced in the past and may continue experiencing large differences between our forecasts and actual demand for our products that may result in excess inventory or product unavailability, inventory and restructuring reserves, increases in operational logistics and other costs, damaged relationships with suppliers or customers, opportunities for our competitors, and lost market share and revenue. If we do not accurately predict product demand, our business and operating results could be adversely affected.

Our business depends in part on access to third-party platforms or technologies, and if access thereto is withdrawn, denied, or is not available on terms acceptable to us, or if the platforms or technologies change without notice to us, our business and operating results could be adversely affected.

Our product portfolio includes current and future products designed for use with third-party platforms or software, such as the Apple iPad, iPhone and Siri, Android phones and tablets, Google Assistant, Zoom, Microsoft Teams and Amazon Alexa. Our business in these categories relies on our access to the platforms of third parties, some of whom are our competitors. Platform owners that are competitors have a competitive advantage in designing products for their platforms and may produce peripherals or other products that work better, or are perceived to work better, than our products in connection with those platforms. If we expand the number of platforms and software applications with which our products are compatible, we may not be successful in launching
Logitech International S.A. | Fiscal 2024 Form 10-K | 21

products for those platforms or software applications, we may not be successful in establishing strong relationships with the new platform or software owners, or we may negatively impact our ability to develop and produce high-quality products on a timely basis for those platforms and software applications or we may otherwise adversely affect our relationships with existing platform or software owners.

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

Our success largely depends on our ability to manage, hire, retain, integrate and motivate sufficient numbers of qualified personnel, including senior leadership. Our strategy and our ability to innovate, design and produce new products, market and sell products, maintain operating margins and control expenses depend on key personnel that may be difficult to replace.

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

As we focus on growth opportunities, we may divest or discontinue non-strategic product categories, or pursue strategic acquisitions and investments, which could have an adverse impact on our business.

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
Logitech International S.A. | Fiscal 2024 Form 10-K | 22

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

As we continue our efforts to scale, lower our costs and improve our operational efficiency, we may not fully realize our goals.

Our ability to achieve the desired and anticipated cost savings and other benefits from simplification, cost-cutting and restructuring activities, and within our desired and expected timeframes, are subject to many estimates and assumptions, and the actual savings and timing for those savings may vary materially based on factors such as local labor regulations, negotiations with third parties, and operational requirements. These estimates and assumptions are also subject to significant economic, competitive and other uncertainties, some of which are beyond our control. There can be no assurance that we will fully realize the desired and anticipated benefits from these activities. To the extent that we are unable to improve our operational efficiency, further restructuring measures may be required in the future. Furthermore, we are expecting to be able to use the anticipated cost savings from these activities to fund and support our current growth opportunities and incremental investments for future growth. If the cost savings and other benefits from restructuring activities do not materialize as anticipated, or within our expected timeframes, our ability to invest in growth may be limited and our business and operating results may be adversely affected.

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

Such conditions, including but not limited to inflation, slower growth or recession, new or increased tariffs, trade restrictions, changes to fiscal and monetary policy, higher interest rates and currency fluctuations, and other conditions that are susceptible to impact consumer confidence and spending could adversely affect demand for our products. In fiscal year 2024, we were impacted by adverse macroeconomic and geopolitical conditions including
Logitech International S.A. | Fiscal 2024 Form 10-K | 23

but not limited to inflation, foreign currency fluctuations, and slowdown of economic activity around the world, in part due to changes in interest rates, and lower consumer and enterprise spending.

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

•Lack of adequate infrastructure or services necessary or appropriate to support our long-term business strategy, digital transformation and operational efficiency;

•Exposure to fluctuations in the value of local currencies;

•Difficulties and increased costs in establishing sales and distribution channels in unfamiliar markets, with their own market characteristics and competition, including entrenched local competition;

•Weak protection of our intellectual property rights;

•Higher credit risks;

•Current and future international regulation of AI;

•Variations in VAT (value-added tax) or VAT reimbursement;

•Imposition of currency exchange controls;
Logitech International S.A. | Fiscal 2024 Form 10-K | 24

•Delays from customs brokers or government agencies; and

•A broad range of customs, consumer trends, and more.

Any of these risks could adversely affect our business, financial condition and operating results.

In addition, the increasingly strict and numerous regulations in China may create a more challenging environment for foreign companies operating in the region. As a result, such regulations may have the effect of limiting our growth and market share in China, and disrupting manufacturing and operations in the region. In addition, changes in relations between China and the United States could lead to further policy changes that in turn could prevent or limit us from procuring, developing, building, and/or selling our products in China.

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

The U.S. government has instituted or proposed changes to international trade policy through the renegotiation, and potential termination, of certain existing bilateral or multilateral trade agreements and treaties with, and the imposition of tariffs on a wide range of products and other goods from, China, countries in EMEA and other countries. As discussed in this Annual Report on Form 10-K, we have invested significantly in manufacturing facilities in China and Southeast Asia. Given our manufacturing principally in those countries, policy or regulations changes in the United States or other countries present particular risks for us. We are constantly evaluating our manufacturing footprint globally including beyond Asia.

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

Our primary exposure to movements in currency exchange rates relates to non-U.S. Dollar-denominated sales and operating expenses worldwide. For fiscal year 2024, approximately 50% of our revenue was in non-U.S. denominated currencies. The weakening of currencies relative to the U.S. Dollar adversely affects the U.S. Dollar
Logitech International S.A. | Fiscal 2024 Form 10-K | 25

value of our non-U.S. Dollar-denominated sales and earnings. If we raise international pricing to compensate, it could potentially reduce demand for our products, adversely affecting our sales and potentially having an adverse impact on our market share. Margins on sales of our products in non-U.S. Dollar-denominated countries and on sales of products that include components obtained from suppliers in non-U.S. Dollar-denominated countries could be adversely affected by currency exchange rate fluctuations. In some circumstances, for competitive or other reasons, we may decide not to raise local prices to fully offset the U.S. Dollar’s strengthening, which would adversely affect the U.S. Dollar value of our non-U.S. Dollar-denominated sales and earnings. Competitive conditions in the markets in which we operate may also limit our ability to increase prices in the event of fluctuations in currency exchange rates. Conversely, strengthening of currency rates may also increase our product component costs and other expenses denominated in those currencies, adversely affecting operating results. We further note that a larger portion of our sales than of our expenses are denominated in non-U.S. denominated currencies.

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

Concerns over climate change have resulted in increased regulatory requirements and reporting frameworks designed to reduce or mitigate the effects of climate change on the environment. However, the lack of harmonized regulatory requirements and reporting frameworks exposes companies to navigate myriad different requirements, which has led to challenges in ESG reporting. As a result, companies are required to develop an expanded set of metrics and measures, as well as data collection, controls, and reporting processes in order to meet regulatory requirements and stakeholder expectations. Failure by us to promptly and accurately meet these expectations and requirements may expose us to reputational and brand damage, regulatory penalties and litigation among other things. Compliance with such requirements will also require additional expenditures by us or our suppliers, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

As a company operating in many markets and jurisdictions, expanding into new growth categories, and engaging in acquisitions, and as a Swiss, dual-listed company, we are subject to risks associated with new, existing and potential future laws and regulations.

As we expand into new markets and product categories and acquire companies, businesses and assets, our operations and products must comply with a wide variety of laws, standards and other requirements governing, among other things, health and safety, hazardous materials usage, product-related energy consumption, conflict minerals, packaging, recycling, sustainability, environmental, child labor and human rights matters, among others. Our products may be required to obtain regulatory approvals and satisfy other regulatory concerns in the various jurisdictions where they are manufactured, sold or both. Companies, businesses and assets that we acquire may not be in compliance with regulations in all jurisdictions. These requirements create procurement and design challenges, which, among other things, require us to incur additional costs identifying suppliers and contract manufacturers who can provide or obtain compliant materials, parts and end products. Failure to comply with such requirements can subject us to liability, additional costs, and reputational harm and, in severe cases, force us to recall products or prevent us from selling our products in certain jurisdictions. We also are subject to the SEC disclosure requirements regarding the use of certain minerals, known as conflict minerals, which are mined from the Democratic Republic of Congo and adjoining countries, as well as procedures regarding a manufacturer’s efforts to identify and prevent the sourcing of such minerals and metals produced from those minerals. The moral and regulatory imperatives to avoid purchasing conflict minerals are causing us to incur additional expenses, could limit the supply and increase the cost of certain metals used in manufacturing our products and could adversely affect the distribution and sales of our products.

As a Swiss company with shares listed on both the SIX Swiss Exchange and the Nasdaq Global Select Market, we are also subject to both Swiss and United States corporate governance and securities laws and regulations. In addition to the extra costs and regulatory burdens of our dual regulatory obligations, the two regulatory regimes may
Logitech International S.A. | Fiscal 2024 Form 10-K | 26

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

We operate in multiple jurisdictions and our profits are taxed pursuant to the tax laws of these jurisdictions. Our effective income tax rate may be affected by changes in or interpretations of tax laws, treaties, rulings, regulations or agreements in any given jurisdiction, or changes in international tax reform by the Organization for Economic Co-operation and Development (the "OECD") and similar organizations, utilization of net operating loss and tax credit carryforwards, changes in geographical allocation of income and expense, and changes in management’s assessment of matters such as the realizability of deferred tax assets. In the past, we have experienced fluctuations in our effective income tax rate. Our effective income tax rate in a given fiscal year reflects a variety of factors that may not be present in the succeeding fiscal year or years. There is no assurance that our effective income tax rate will not change in future periods.

For example, as a result of the Federal Act on the Tax Reform and AHV Financing (“TRAF”), the canton of Vaud in Switzerland, where we are incorporated, enacted tax reforms that took effect as of January 1, 2020. As a result of the TRAF reform, Logitech will incur cash income taxes that will increase over time as the deferred income tax benefit established in connection with the reform diminishes. Implementation of any material change in tax laws or policies or the adoption of new interpretations of existing tax laws and rulings, or termination or replacement of our tax arrangements with the canton of Vaud may adversely affect our net income.

In addition, the Base Erosion and Profit Shifting Project (the “BEPS Project”) undertaken by the OECD recommended changes to numerous long-standing tax principles, including a proposal to reallocate profits among tax jurisdictions in which companies do business (“Pillar One”) and establishing a minimum tax on global income (“Pillar Two”). As many countries have proposed or enacted Pillar Two legislation in jurisdictions in which we operate, we continue to monitor the relevant developments.

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
Logitech International S.A. | Fiscal 2024 Form 10-K | 27

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

We use and store confidential information, including but not limited to our business, financial, legal and governance information, as well as personal information about our employees, members of our Board of Directors, customers, and other business partners. In addition, as a consumer electronics company, our websites are an important presentation of our company, identity and brands and an important means of interaction with and source of information for consumers of our products. We also rely on our centralized information technology systems for product-related information and to store intellectual property and data, forecast our business, maintain financial records, manage operations and inventory, and operate other critical functions. We allocate significant resources to maintain our information technology systems and implement technical and organizational measures recognized as “best practice” to protect against unauthorized access or misuse.

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

Moreover, there is an increased risk that we may experience security breaches or incidents as a result of our employees, service providers and third parties working remotely. In addition, our growth and increased frequency and sophistication of cyber and product security attacks, especially leveraging "deepfakes" and other AI techniques may increase the likelihood of us becoming a target of complex and damaging attacks that substantially disrupt operations and expose sensitive data. While we have developed and implemented security measures and processes designed to protect against cyber and other security threats, such measures cannot provide absolute security and may not be successful in preventing all security breaches.

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

Logitech International S.A. | Fiscal 2024 Form 10-K | 28

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

We have been expanding the categories of products we sell. We expect to continue to enter new categories and markets. As we do so, we face an increased risk that claims alleging we infringe the patent or other intellectual property rights of others, including as a result of our use of AI, and regardless of the merit of the claims, may increase in number and significance. This risk is heightened by the persistent lawsuits brought by holders of patents that do not have an operating business or are attempting to license broad patent portfolios Intellectual property lawsuits are subject to inherent uncertainties due to the complexity of the technical issues involved, and we cannot be certain that we will be successful in defending ourselves against intellectual property claims. A successful claimant could secure a judgment that requires us to pay substantial damages or prevents us from distributing certain products or performing certain services. We might also be required to seek a license for the use of such intellectual property, which may not be available on commercially acceptable terms or at all. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and may ultimately not be successful. Any claims or proceedings against us, whether meritorious or not, could be time consuming, result in costly litigation or the diversion of significant operational resources, or require us to enter into
Logitech International S.A. | Fiscal 2024 Form 10-K | 29

royalty or licensing agreements, any of which could materially and adversely affect our business and results of operations.

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

•Our sales are impacted by consumer demand and current and future global economic and political conditions, including inflation, interest rate and foreign currency fluctuations, slowdown of economic activity around the world, and lower consumer and enterprise spending, trade restrictions and tariffs, and can, therefore, fluctuate abruptly and significantly during periods of uncertain economic conditions or geographic distress, as well as from shifts in distributor inventory practices and consumer buying patterns.

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

Logitech International S.A. | Fiscal 2024 Form 10-K | 30

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
Logitech International S.A. | Fiscal 2024 Form 10-K | 31

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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Maintaining people's trust is of paramount importance for Logitech. Logitech’s security capability is designed to protect the confidentiality, integrity, availability and accessibility of Logitech’s information, digital assets, products and services. Our security capability includes: (i) cybersecurity, which protects information and digital assets used at Logitech to conduct business and (ii) product security, which protects Logitech products and services provided to our customers.
Risk Management and Strategy
We have established a Security Governance Framework that defines roles and responsibilities, so that security is taken into account at all levels and in every department or function of the Company.
Identifying and assessing cybersecurity risk is integrated into our enterprise risk management. We have implemented incident response and breach management processes that include the following steps: mobilizing the right stakeholders and containing the attack, maintaining trust with all affected stakeholders and understanding the attack, recovering the most critical business operations, and learning from the attack. We also conduct tabletop exercises to, among other things, align activities and expectations in connection with our incident response processes, discuss strategic questions, and review third party recommendations.
Our security framework provides guidance for the organization, governance and implementation of security across the company. Logitech and its infrastructure have been certified for compliance with ISO 27001, an international standard for information security management.
As part of our risk management program, we continuously assess risks from third parties, including vendors, suppliers, and other business partners associated with our use of third-party service providers.
We have not previously experienced a cybersecurity event that was determined to be material, and our business strategy, results of operations and financial condition have not been materially affected by risks from cybersecurity threats. For additional information regarding risks from cybersecurity threats, please refer to Item 1A "Risk Factors" in this Annual Report on Form 10-K.
Governance

Board of Directors and Board Committees Oversight of Risks from Cybersecurity Threats
Logitech’s Board of Directors oversees risk management and reviews Logitech security risks, controls and procedures. The Board of Directors is assisted in its role by each of the Audit Committee and the Technology and Innovation Committee. The Audit Committee is responsible for the oversight of risks from cybersecurity threats. Members of the Audit Committee receive updates on a semi-annual basis from our Chief Information Security Officer (“CISO”) regarding matters of cybersecurity. The Technology and Innovation Committee periodically reviews the Company’s cybersecurity, information security and other technology risks, controls and procedures, including product security and related threats. Finally, the Board has formed a Cyber Crisis Subcommittee tasked with overseeing any future significant cybersecurity crisis.
Logitech International S.A. | Fiscal 2024 Form 10-K | 32

Management’s Role in Assessing and Managing Material Risks from Cybersecurity Threats
Our Cybersecurity Team is tasked, among other things, with evaluating, reporting and advising about cybersecurity risks, defining and leading the enterprise cybersecurity program to protect Logitech business against cybersecurity threats, maintaining and updating the cybersecurity framework, monitoring the level of compliance with the cybersecurity framework across Logitech digital assets and services, providing enterprise-wide cybersecurity services, defining cybersecurity standards and advising on secure architectures, performing assessments and due diligence checks internally and with business partners, providing cybersecurity guidance for digital projects, creating and deploying cybersecurity training programs, managing cybersecurity incidents and breaches, and monitoring cybersecurity threats. The Cybersecurity Team, which is part of the IT organization, is led by the CISO, who has 20 years of cybersecurity experience across different industries. The Cybersecurity Team leads the enterprise cybersecurity strategy and roadmap, which applies to all information and digital assets, used at Logitech to conduct business. Our cybersecurity is managed based on industry-leading standards such as ISO 27001, National Institute of Standards and Technology (NIST) and Center for Internet Security (CIS).
Our Product Security Team is responsible for the development of product security policies and standards for the Company, including supporting product security threat identification, supporting product security risk assessment, building and maintaining security policies, standards and guidelines, performing internal audits against the product security policies and standards, performing product security architecture analysis and reviews, raising product security awareness across the Company, monitoring product security through the product development lifecycle, and managing vulnerabilities (pre- and post-production). The Head of Product Security, who reports to our Head of Software, is accountable for the release or deployment approval of a product based upon the review of internal and external validation (functionality, performance, security) reports. Our Head of Software has more than 20 years of experience leading software teams, including over a decade in the cybersecurity industry. We assess our product security programs against the Open Worldwide Application Security Project (OWASP) Application Security Verification Standard (ASVS) and the Software Assurance Maturity Model (SAMM).
Our CISO and the Head of Software regularly report on cybersecurity and product security matters, respectively, to the Audit Committee and/or the Technology and Innovation Committee and the Board of Directors.
ITEM 2.    PROPERTIES
Our headquarters is located in Lausanne, Switzerland, where we occupy approximately 50,500 square feet under a lease that expires in July 2025. Our principal corporate and administrative offices, which includes our headquarters in Lausanne, Switzerland, and corporate offices in San Jose, California, and corporate offices in Hsinchu, Taiwan, together make up approximately 250,000 square feet of leased space. Both our Lausanne, Switzerland headquarters and San Jose, California location are designed to serve our research and development, product marketing, sales management, technical support and administrative functions. Our Hsinchu, Taiwan location serves our mechanical engineering, process engineering, manufacturing support, quality assurance, design, research and development, and administrative functions. We maintain marketing and channel support offices in approximately 80 locations and over 40 countries, with lease expiration dates from 2024 to 2033.
As of March 31, 2024, the majority of our properties are leased; however, we also own some of the manufacturing units and employee dormitories in Suzhou, China, from which we occupy approximately 720,000 square feet. We anticipate no difficulty in extending the leases of our facilities or obtaining comparable facilities in suitable locations. We also contract with various third-party distribution centers in North America, South America, Europe and Asia Pacific for additional warehouses in which we store inventory.

We believe that our manufacturing and distribution facilities are adequate for our ongoing needs and we continue to evaluate the need for facilities to meet current and anticipated future requirements.
ITEM 3.    LEGAL PROCEEDINGS
From time-to-time, we are involved in claims and legal proceedings that arise in the ordinary course of our business. We are currently subject to several such claims and legal proceedings. We periodically assess the Company’s liabilities and contingencies in connection with these matters based upon the latest information available. We follow ASC ("Accounting Standards Codification") 450, Contingencies, in determining the accounting and disclosure for these contingencies. Based on the currently available information, we do not believe that resolution of pending matters will have a material adverse effect on our financial condition, cash flows or results of operations. However, litigation is subject to inherent uncertainties, and there can be no assurances that our defenses will be successful or that any such lawsuit or claim would not have a material adverse impact on our
Logitech International S.A. | Fiscal 2024 Form 10-K | 33

business, financial condition, cash flows and results of operations in a particular period. Any claims or proceedings against us, whether meritorious or not, can have an adverse impact because of defense costs, diversion of management and operational resources, negative publicity and other factors. Any failure to obtain a necessary license or other rights, or litigation arising out of intellectual property claims, could adversely affect our business.
As a result of Regulation S-K disclosure requirements related to environmental proceedings to which the government is a party and such proceedings involve potential monetary sanctions, we selected the quantitative threshold of $1.0 million.
ITEM 4.    MINE SAFETY DISCLOSURES
None.
Logitech International S.A. | Fiscal 2024 Form 10-K | 34

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Logitech's shares are listed and traded on both the SIX Swiss Exchange, where the share price is denominated in Swiss francs, and on the Nasdaq Global Select Market, where the share price is denominated in U.S. Dollars. The trading symbol for Logitech shares is LOGN on the SIX Swiss Exchange and LOGI on the Nasdaq Global Select Market. As of May 2, 2024, there were 173,106,620 shares issued (including 19,662,686 shares held as treasury stock) held by 36,974 holders of record, and the closing price of our shares was CHF 74.58 ($81.09 based on exchange rates on such date) per share on the SIX Swiss Exchange and $81.77 per share as reported by the Nasdaq Global Select Market.
Dividends
Under Swiss law, a corporation may only pay dividends upon a vote of its shareholders. This vote typically follows the recommendation of the corporation's Board of Directors. In May 2024, the Board of Directors recommended that the Company increase the cash dividend per share for fiscal year 2024 by approximately CHF 0.10 per share to CHF 1.16 per share (approximately $1.28 per share based on the exchange rate on March 31, 2024). Based on our shares outstanding, net of treasury shares, as of March 31, 2024 (153,863,262 shares), this would result in an aggregate gross dividend of approximately CHF 178.5 million (approximately $197.2 million based on the exchange rate on March 31, 2024). This amount may vary based on the number of shares outstanding, net of treasury shares, as of the record date for the dividend, but will not exceed approximately CHF 200.8 million (based on our shares currently issued or 173,106,620 shares). This recommendation will be voted on by our shareholders at the Company’s 2024 Annual General Meeting.
On September 13, 2023, Logitech's shareholders approved a cash dividend payment of CHF 1.06 per share out of retained earnings to Logitech's shareholders who owned shares on September 26, 2023. Eligible shareholders were paid CHF 1.06 per share ($1.16 per share in U.S. Dollars based on the exchange rate on the date of payment), totaling $182.3 million in U.S. Dollars on September 27, 2023.
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
Logitech International S.A. | Fiscal 2024 Form 10-K | 35

Share Repurchases
In fiscal year 2024, the following approved share repurchase programs were in place (in thousands):

Share Repurchase Program	Approved Shares	Approved Amounts (1)
May 2020 (1)	17,311	$1,500,000
July 2023 (2)	17,311	$1,000,000
(1) The 2020 share repurchase program expired on July 27, 2023. See Note 14 to the consolidated financial statements for further information.
(2) In June 2023, our Board of Directors approved a new, three-year share repurchase program. The Swiss Takeover Board approved the 2023 share repurchase program in July 2023 and the program became effective on July 28, 2023. See Note 14 to the consolidated financial statements for further information.
The following tables present certain information related to purchases made by Logitech of its equity securities under its publicly announced share repurchase programs (in thousands, except per share amounts):

		Weighted Average Price Per Share		Remaining Amount that May Yet Be Repurchased under the Program
During Fiscal Year Ended	Shares Repurchased(1)	CHF (LOGN)	USD (LOGI)
March 31, 2022	4,607	82.15	89.36	$423,696
March 31, 2023	7,562	52.94	55.25	$505,844
March 31, 2024	7,100	65.46	73.63	$635,750
(1) In fiscal years 2022, 2023 and 2024, the number of shares repurchased on the SIX was 3.9 million, 7.4 million, and 6.9 million, respectively, and the number of shares repurchased on NASDAQ was 0.7 million, 0.2 million, and 0.2 million, respectively. Shares were repurchased in fiscal year 2022 and fiscal year 2023 to support equity incentive plans. In fiscal year 2024, 4.1 million shares were repurchased for cancellation and the remaining shares were repurchased to support equity incentive plans.
Logitech International S.A. | Fiscal 2024 Form 10-K | 36

	Total Number of Shares Repurchased	Weighted Average Price Paid Per Share		Remaining Amount that May Yet Be Repurchased under the Program
During the three months ended March 31, 2024		CHF (LOGN)	USD (LOGI)
Month 1
December 30, 2023 to January 26, 2024
SIX	430 (1)	79.71	N/A	$727,751
Nasdaq	—	N/A	—	727,751
Month 2
January 27, 2024 to February 23, 2024
SIX	465 (2)	75.13	N/A	687,750
Nasdaq	—	N/A	—	687,750
Month 3
February 24, 2024 to March 31, 2024
SIX	577 (2)	80.00	N/A	635,750
Nasdaq	—	N/A	—	635,750
	1,472	78.38	N/A	$635,750
(1) Includes 346,000 shares repurchased on the ordinary trading line to support equity incentive plans and 84,000 shares repurchased on the second trading line for cancellation under the 2023 share repurchase program.
(2) Shares repurchased on the second line for cancellation under the 2023 share repurchase program.
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
Logitech International S.A. | Fiscal 2024 Form 10-K | 37

The following graph compares the cumulative total stockholder return on our shares, the Nasdaq Composite Index, and the S&P 500 Information and Technology Index. The graph assumes that $100 was invested in our LOGI shares, the Nasdaq Composite Index and the S&P 500 Information and Technology Index on March 31, 2019 and calculates the annual return through March 31, 2024. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Comparison of 5 year cumulative total return*
$400
$300
$200
$100
$0
03/19
03/20
03/21
03/22
03/23
03/24
Logitech
Nasdaq Composite Index
S&P 500 Information and Technology Index

	March 31,
	2019	2020	2021	2022	2023	2024
Logitech	$100	$111	$274	$195	$157	$246
Nasdaq Composite Index	$100	$101	$175	$189	$164	$222
S&P 500 Information and Technology Index	$100	$110	$184	$222	$212	$310

ITEM 6. (Reserved)

Logitech International S.A. | Fiscal 2024 Form 10-K | 38

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
Company Overview
Logitech designs software-enabled hardware solutions that help businesses thrive and bring people together when working, creating, gaming and streaming. As a point of connection between people and the digital world, our mission is to extend human potential in work and play, in a way that is good for people and the planet. We sell these products through a number of brands, including Logitech, Logitech G and others.
Our diverse portfolio includes: Gaming, Keyboards & Combos, Pointing Devices, Video Collaboration, Webcams, Tablet Accessories, and Headsets. These products are all classified under a single operating segment: Peripherals (see Note 15 to our consolidated financial statements).
We sell our products to a broad network of international customers, in the Americas, Europe, the Middle East and Africa (“EMEA”) and Asia Pacific. This includes direct sales to retailers, e-tailers, and end consumers through our e-commerce platform, and indirect sales to end customers through distributors.
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
Impacts of Macroeconomic and Geopolitical Conditions on our Business
Our business has been impacted by adverse macroeconomic and geopolitical conditions. These conditions include inflation, interest rate and foreign currency fluctuations, changes in fiscal policies, slowdown of economic activity around the world, and lower consumer and enterprise spending.
The global and regional economic and political conditions adversely affected demand for our products. In addition, these conditions have caused and may continue to cause volatility in the cost of materials and logistics, and transportation delays, and as a result may impact the pricing of our products, product availability and our results of operations.
For additional information, see Item 1A "Risk Factors," including under the captions "Adverse global and regional economic and geopolitical conditions can materially adversely affect our business, results of operations and financial condition," “We purchase key components and products from a limited number of sources, and our business and operating results could be adversely affected if supply were delayed or constrained or if there were shortages of required components,” “Our principal manufacturing operations and third-party contract manufacturers are located in China and Southeast Asia, which exposes us to risks associated with doing business in that geographic area as well as potential tariffs, adverse trade regulations, adverse tax consequences and pressure to move or diversify our manufacturing locations,” “If we do not accurately forecast market demand for our products, our business and operating results could be adversely affected,” and "If we do not successfully coordinate the worldwide manufacturing and distribution of our products, we could lose sales and our business and operating results could be adversely affected.”
Trends and Uncertainties
Several long-term secular-trends offer long-term structural growth opportunities across Logitech’s product portfolio. We design, create and sell products that benefit from these secular trends which include the following:
•Hybrid work: Hybrid work provides an opportunity to equip multiple workspaces including in the office and other places of work, as well as at home and away from home. Hybrid work also provides an opportunity for increased enterprise and consumer adoption of video conferencing. Our video collaboration products are compatible with a variety of video conference platforms, including Zoom, Microsoft Teams and Google Meet
Logitech International S.A. | Fiscal 2024 Form 10-K | 39

•Gaming: The ongoing growth and evolution of gaming creates an opportunity for us to provide more tools to a wider community of gamers. In particular, social gaming continues to gain popularity through online gaming, multi-platform experiences and esports.
•AI: AI has reshaped expectations for productivity improvements, product innovation and technology ecosystem evolution. While we have used AI solutions and machine learning to enhance the features of different products in our portfolio, AI offers additional growth opportunities and risks as we work to integrate our capabilities with our ecosystem partners.
•Climate change: Climate change affects everyone. We already consider sustainability as part of our product design and in other areas and intend to continue to do so in the future.
•The importance of trust: With our well-established Logitech brand, consumer-centric design philosophy, and commitment to high privacy and security standards, we strive to deliver trusted user experiences.
While we believe we will further benefit from these secular trends, we have experienced and will continue to experience challenges that impact our business and financial results. These challenges include (i) the current macroeconomic environment, including interest rate fluctuations, inflation, foreign exchange movements, changes in fiscal policies and low economic growth in certain regions, (ii) the uncertainty with overall consumer and enterprise demand, (iii) the uncertainty with enterprise strategy for office space utilization and related timing of enterprise investments in infrastructure and technology, and (iv) the timing of further development of our B2B go-to-market capabilities.
We expect these challenges to continue in the near-term. We have taken steps to mitigate the impact of these challenges, including but not limited to: (i) reduction in our operating expenses in order to maintain margins and size the business for the current market, (ii) reduction in inventories to more appropriately align with demand, (iii) continued investment in our B2B capabilities, and (iv) release of new products to increase the value proposition of our portfolio.
For additional information, see Part I, Item 1A “Risk Factors.”
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
Summary of Financial Results
Our total sales for fiscal year 2024 decreased 5%, compared to fiscal year 2023, primarily driven by a decline in sales of most of our product categories as a result of lower demand.
Sales for fiscal year 2024 decreased 16% and 2% in the Asia Pacific and Americas regions, respectively, and were flat in EMEA, compared to fiscal year 2023.
Gross margin for fiscal year 2024 increased by 350 basis points to 41.4%, compared to 37.9% for fiscal year 2023, primarily due to lower material and logistics costs as well as lower promotional spend, partially offset by unfavorable product mix.
Operating expenses for fiscal year 2024 were $1,190.7 million, or 27.7% of sales, compared to $1,261.0 million, or 27.8% of sales, for fiscal year 2023. The decrease in operating expenses was primarily driven by a reduction in marketing spend.
Logitech International S.A. | Fiscal 2024 Form 10-K | 40

Included in the income tax provision of $9.5 million and $98.9 million in fiscal year 2024 and 2023 was $20.7 million of tax benefit and $46.0 million of tax expense, respectively, from Switzerland.
Net income for fiscal year 2024 was $612.1 million, compared to $364.6 million for fiscal year 2023, reflecting higher gross margin as well as lower operating expenses and income tax provision.
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
Customer Incentive Programs. Customer incentive programs include performance-based incentives and consumer rebates. We offer performance-based incentives to our customers and indirect partners based on predetermined performance criteria. Consumer rebates are offered from time to time at our discretion for the primary benefit of end-users. Customer incentive programs are considered variable consideration, which we estimate and record as a reduction to revenue at the time of sale based on negotiated terms, historical experiences, forecasted incentives, the anticipated volume of future purchases, and inventory levels in the channel.
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
Logitech International S.A. | Fiscal 2024 Form 10-K | 41

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
Logitech International S.A. | Fiscal 2024 Form 10-K | 42

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
Results of Operations
In this section, we discuss the results of our operations for the year ended March 31, 2024 compared to the year ended March 31, 2023. For a discussion of the year ended March 31, 2023 compared to the year ended March 31, 2022, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K filed with the SEC on May 17, 2023.
Net Sales
Our sales in fiscal year 2024 decreased 5%, compared to fiscal year 2023, primarily driven by a decline in sales of most of our product categories as a result of lower demand. If currency exchange rates had been constant in fiscal years 2024 and 2023, our sales decline in constant currency would have been 6%.
Sales Denominated in Other Currencies
Although our financial results are reported in U.S. Dollars, a portion of our sales was generated in currencies other than the U.S. Dollar, such as the Euro, Chinese Renminbi, Japanese Yen, Australian Dollar, Canadian Dollar, Pound Sterling and New Taiwan Dollar. For the years ended March 31, 2024 and 2023, approximately 50% and 51%, respectively, of our sales were denominated in currencies other than the U.S. Dollar.
Sales by Region
The following table presents the change in sales by region for fiscal year 2024 compared with fiscal year 2023:

	2024 vs. 2023
	Sales Growth Rate	Sales Growth Rate in Constant Currency
Americas	(2)%	(2)%
EMEA	—	(4)
Asia Pacific	(16)	(13)
Americas:
The decrease in sales in the Americas region for fiscal year 2024, compared to fiscal year 2023, was primarily driven by decreases in sales for mobile speakers and PC speakers in our Other category.
EMEA:
Sales in the EMEA region for fiscal year 2024, compared to fiscal year 2023, remained flat. Increases in sales for Gaming and Pointing Devices were offset by decreases in sales for Webcams and Video Collaboration.
Logitech International S.A. | Fiscal 2024 Form 10-K | 43

Asia Pacific:
The decrease in sales in the Asia Pacific region for fiscal year 2024, compared to fiscal year 2023, was primarily driven by decreases in sales of Gaming, Keyboards & Combos and Video Collaboration.
Sales by Product Category
During the first quarter of fiscal year 2024, we changed the presentation of sales by product category to provide a simpler and clearer view of our business. The change in presentation did not have an impact on previously reported total sales. As a result of these changes, certain prior-period amounts for the fiscal year 2023 have been reclassified to conform to the current period presentation. See Note 2 to the consolidated financial statements for further information on the change in presentation.
Sales by product category in the current presentation for fiscal years 2024 and 2023 were as follows (Dollars in thousands):

	Years Ended March 31,		Change
	2024	2023	2024 vs. 2023
Gaming (1)	$1,231,063	$1,288,313	(4)%
Keyboards & Combos	821,441	836,432	(2)
Pointing Devices	742,987	728,357	2
Video Collaboration	609,361	677,923	(10)
Webcams	325,225	378,688	(14)
Tablet Accessories	254,060	254,374	—
Headsets	168,478	176,576	(5)
Other (2)	145,852	198,155	(26)
Total Sales	4,298,467	4,538,818	(5)%
(1) Gaming includes streaming services revenue generated by Streamlabs.
(2) Other primarily consists of mobile speakers and PC speakers.
Gaming
Our Gaming category includes gaming mice, steering wheels, headsets, keyboards, console gaming headsets, studio-quality Blue Microphones and Streamlabs services.
During fiscal year 2024, Gaming sales decreased 4%, compared to fiscal year 2023, primarily driven by decreases in sales of gaming keyboards, Blue Microphones, and Streamlabs services.
Keyboards & Combos
Our Keyboards & Combos category includes PC keyboards and keyboard/mice combo products.
During fiscal year 2024, Keyboards & Combos sales decreased 2%, compared to fiscal year 2023, primarily driven by a decrease in sales of our cordless keyboards, partially offset by an increase in sales of our cordless combos.
Pointing Devices
Our Pointing Devices category includes PC- and Mac-related mice including trackballs and presentation tools.
During fiscal year 2024, Pointing Devices sales increased 2%, compared to fiscal year 2023, primarily driven by increases in sales of cordless mice and presentation tools.
Video Collaboration
Our Video Collaboration category includes Logitech’s conference room cameras, which combine affordable enterprise-quality audio and high definition 4K video to bring video conferencing to a variety of room sizes.
During fiscal year 2024, Video Collaboration sales decreased 10%, compared to fiscal year 2023, primarily due to decreases in sales of many Video Collaboration products driven by lower enterprise spending.
Logitech International S.A. | Fiscal 2024 Form 10-K | 44

Webcams
Our Webcams category includes PC-based webcams that are targeted primarily at consumers, including streaming cameras, and VC webcams that turn any desktop into an instant collaboration space.
During fiscal year 2024, Webcams sales decreased 14%, compared to fiscal year 2023, primarily driven by decreases in sales of most of our VC webcams and PC-based webcams.
Tablet Accessories
Our Tablet Accessories category primarily includes tablet keyboards.
During fiscal year 2024, Tablet Accessories sales remained flat, compared to fiscal year 2023.
Headsets
Our Headsets category includes PC and VC headsets, in-ear headphones, and premium wireless earbuds.

During fiscal year 2024, Headsets sales decreased 5%, compared to 2023, primarily driven by decreases in sales of VC headsets and corded PC headsets.

Other

Our Other category primarily consists of mobile speakers and PC speakers.

During fiscal year 2024, Other sales decreased 26% compared to 2023, primarily driven by a decline in sales of mobile speakers.
Gross Profit
Gross profit for fiscal years 2024 and 2023 was as follows (Dollars in thousands):

	Years Ended March 31,
	2024	2023	Change
Net sales	$4,298,467	$4,538,818	(5.3)%
Gross profit	$1,778,021	$1,719,515	3.4%
Gross margin	41.4%	37.9%
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
Gross margin increased by 350 basis points to 41.4% during fiscal year 2024, compared to 37.9% during fiscal year 2023. The increase in gross margin was primarily due to lower material and logistics costs as well as lower promotional spend, partially offset by unfavorable product mix.
Logitech International S.A. | Fiscal 2024 Form 10-K | 45

Operating Expenses
Operating expenses for fiscal years 2024 and 2023 were as follows (Dollars in thousands):

	Years Ended March 31,
	2024	2023
Marketing and selling	$730,310	$809,182
% of sales	17.0%	17.8%
Research and development	287,243	280,796
% of sales	6.7%	6.2%
General and administrative	155,056	124,652
% of sales	3.6%	2.7%
Amortization of intangible assets and acquisition-related costs	10,934	11,843
% of sales	0.2%	0.3%
Impairment of intangible assets	3,526	—
% of sales	0.1%	N/A
Change in fair value of contingent consideration for business acquisition	(250)	—
% of sales	—%	N/A
Restructuring charges, net	3,866	34,573
% of sales	0.1%	0.8%
Total operating expenses	$1,190,685	$1,261,046
% of sales	27.7%	27.8%
The decrease in total operating expenses during fiscal year 2024, compared to fiscal year 2023, was primarily due to decreases in marketing and selling expenses and restructuring charges, net, partially offset by an increase in general and administrative expenses.
Marketing and Selling
Marketing and selling expenses consist of personnel and related overhead costs, corporate and product marketing, promotions, advertising, trade shows, technical support for customer experiences and facilities costs.
During fiscal year 2024, marketing and selling expenses decreased $78.9 million, compared to fiscal year 2023, primarily driven by our reduction in third-party marketing spend.
Research and Development
Research and development expenses consist of personnel and related overhead costs for contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.
During fiscal year 2024, research and development expenses increased $6.4 million, compared to fiscal year 2023, primarily driven by higher performance-based compensation expense. Research and development expenses as a percentage of sales increased from 6.2% in fiscal year 2023 to 6.7% in fiscal year 2024 reflecting our continued investment in innovation.
General and Administrative
General and administrative expenses primarily consist of personnel and related overhead, information technology, and facilities costs for the infrastructure functions such as finance, information systems, executives, human resources and legal.
During fiscal year 2024, general and administrative expenses increased $30.4 million, compared to fiscal year 2023, primarily driven by higher performance-based compensation expense.
Logitech International S.A. | Fiscal 2024 Form 10-K | 46

Amortization of Intangible Assets and Acquisition-Related Costs
Amortization of intangible assets consists of amortization of acquired intangible assets, including customer relationships and trademarks and trade names. Acquisition-related costs include legal expenses, due diligence costs, and other professional costs incurred for business acquisitions.
During fiscal year 2024, amortization of intangible assets and acquisition-related costs decreased $0.9 million, compared to fiscal year 2023, primarily due to certain acquired intangible assets becoming fully amortized.
Impairment of Intangible Assets

During fiscal year 2024, we recognized a pre-tax impairment charge of $3.5 million, related to our in-process Research and Development intangible asset.

Restructuring Charges, Net

During the second quarter of fiscal year 2023, we initiated a restructuring plan to realign our business group and engineering structure with our go-to-market strategy to more effectively compete within the enterprise market and to better serve end-users. During the fourth quarter of fiscal year 2023, we undertook further actions to remove organization layers as well as streamline our marketing organization to increase efficiency. As a result, we recorded pre-tax restructuring charges totaling $3.9 million and $34.6 million during fiscal years 2024 and 2023, respectively, primarily related to employee severance and other termination benefits. These restructuring activities were substantially completed during fiscal year 2024.

See Note 16 to our consolidated financial statements for additional information.

Interest Income
Interest income for fiscal years 2024 and 2023 was as follows (in thousands):

	Years Ended March 31,
	2024	2023
Interest income	$50,636	$18,331
We invest in highly liquid instruments with an original maturity of three months or less at the date of purchase, which are classified as cash equivalents. The increase in interest income for fiscal year 2024, compared to fiscal year 2023, was primarily driven by an increase in interest rates and increased cash equivalents balance.
Other Income (Expense), Net
Other income (expense), net for fiscal years 2024 and 2023 was as follows (in thousands):

	Years Ended March 31,
	2024	2023
Investment gain (loss) related to the deferred compensation plan	$4,320	$(1,961)
Currency exchange loss, net	(8,770)	(7,337)
Loss on investments, net	(14,674)	(14,073)
Non-service cost net pension income and other	2,748	10,093
Total	$(16,376)	$(13,278)
Investment gain (loss) related to the deferred compensation plan for fiscal years 2024 and 2023 represents earnings, gains, and losses on marketable securities related to a deferred compensation plan offered by one of our subsidiaries. The increase in investment gain for fiscal year 2024, compared to fiscal year 2023, primarily relates to the change in market performance of the underlying securities.
Currency exchange loss, net, relates to balances denominated in currencies other than the functional currency in our subsidiaries, as well as the sale of currencies, and gains or losses recognized on currency exchange forward contracts. We do not speculate in currency positions, but we are alert to opportunities to maximize currency exchange gains and minimize currency exchange losses. The loss for fiscal year 2024 was related to the exchange rate fluctuations of the Chinese Renminbi, Australian Dollar, Brazilian Real, and Japanese Yen versus the U.S.
Logitech International S.A. | Fiscal 2024 Form 10-K | 47

Dollar. The loss for fiscal year 2023 was primarily related to the weakening of the Brazilian Real and Australian Dollar against U.S. Dollar.

Loss on investments, net, includes unrealized gain (loss) from the change in fair value of investments, gain (loss) on equity-method investments and impairment of investments during the periods presented, as applicable. The loss on investments, net, for fiscal year 2024 was primarily due to an impairment loss, as a result of the write-off of a note receivable which has been deemed no longer recoverable. This note receivable was previously obtained in conjunction with an exchange transaction related to our investment in a privately held company. The loss on investments, net for fiscal year 2023 was primarily due to the impairment charge related to one of our equity method investments, partially offset by the unrealized gain related to one of our equity investments without readily determinable fair value resulting from observable price changes. See Note 9 to our consolidated financial statements for additional information.
Non-service cost net pension income and other decreased in fiscal year 2024, compared to fiscal year 2023, primarily due to the curtailment gain recognized in fiscal year 2023 for one of our defined benefit plans as a result of the restructuring actions undertaken by the Company (see Notes 5 and 16 to our consolidated financial statements).
Provision for Income Taxes
The provision for income taxes and effective income tax rates for fiscal years 2024 and 2023 were as follows (Dollars in thousands):

	Years Ended March 31,
	2024	2023
Provision for income taxes	$9,453	$98,947
Effective income tax rate	1.5%	21.3%
The change in the effective income tax rate between fiscal years 2024 and 2023 was primarily due to the mix of income and losses in the various tax jurisdictions in which we operate as well as the favorable tax impacts from share-based compensation, an agreement to remeasure the tax basis of goodwill under the Swiss Federal Act on Tax Reform and AHV Financing (“TRAF”) with the canton of Vaud, remeasurement of our Swiss deferred tax assets due to a change in tax rate, a Swiss Tax Ruling that provides future tax benefits as discussed below, and Foreign-Derived Intangible Income ("FDII") incentive in the U.S.
The canton of Vaud completed the legislative process to enact TRAF, a reform to better align the Swiss tax system to international tax standards, on March 10, 2020, that took effect as of January 1, 2020. In March 2020, we reached an agreement with the Vaud Tax Administration that would allow for an increase in the tax basis of goodwill, as a transition measure under TRAF, to be amortized over ten years beginning on January 1, 2020. During the fiscal year ended March 31, 2024, we reached an agreement to remeasure the tax basis of goodwill under TRAF with the canton of Vaud, which resulted in an income tax benefit of $25.1 million, net of assessment for uncertain tax positions. The remeasurement of the step-up will be amortized over the remaining ten-year amortization period.
On December 29, 2023, a change to the cantonal tax legislation was published. According to the law approved by the Vaud parliament, a progressive scale will be applicable for cantonal tax purposes resulting in an increase from the current tax rate of 13.61% to 14.28% effective fiscal year 2025. The increase in tax rate resulted in a tax benefit of $5.1 million due to a remeasurement of our Swiss deferred tax assets in the fiscal year ended March 31, 2024.
On March 28, 2024, we executed a Swiss Tax Ruling with the canton of Vaud that provides future tax benefit for ten years. The Swiss Tax Ruling resulted in an income tax benefit of $50.1 million, which will be utilized over a ten-year period.
The Tax Cuts and Jobs Act enacted Section 250, which provides for a deduction with respect to Global Intangible Low-Taxed Income ("GILTI") and FDII in the US. The application of this tax incentive is inherently complex. During the fiscal year ended March 31, 2024, we analyzed the applicability of FDII and determined that this tax incentive applies in fiscal 2021 to 2023 tax years. As a result, we realized a tax benefit of $18.7 million related to FDII. We have also concluded that any GILTI tax since the enactment of Tax Cuts and Jobs Act is immaterial.
The BEPS Project undertaken by the OECD recommended changes to numerous long-standing tax principles, including a proposal to reallocate profits among tax jurisdictions in which companies do business (“Pillar One”) and
Logitech International S.A. | Fiscal 2024 Form 10-K | 48

establishing a minimum tax on global income (“Pillar Two”). Some jurisdictions where we operate are implementing Pillar Two laws to effectuate a 15% minimum tax, which will be effective for the Company starting fiscal year 2025.
More specifically, the Federal Council enacted the relevant ordinance for implementing a (Qualified) Domestic Minimum Tax (QDMTT) in Switzerland for tax years beginning from January 1, 2024. As many countries have proposed or enacted Pillar Two legislation in jurisdictions in which we operate, we continue to monitor the relevant developments.
As of March 31, 2024 and 2023, the total amount of unrecognized tax benefits due to uncertain tax positions was $192.7 million and $186.8 million, respectively, all of which would affect the effective income tax rate if recognized.
As of March 31, 2024 and 2023, we had $112.6 million and $106.4 million, respectively, in non-current income taxes payable, including interest and penalties, related to our income tax liability for uncertain tax positions. As of March 31, 2024 and 2023, we had $7.8 million and $6.1 million, respectively, of accrued interest and penalties related to uncertain tax positions.
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
Liquidity and Capital Resources
Cash Balances, Available Borrowings, and Capital Resources
As of March 31, 2024, we had cash and cash equivalents of $1,520.8 million, compared with $1,149.0 million as of March 31, 2023. Our cash and cash equivalents consist of bank demand deposits, short-term time deposits, and U.S. Treasury securities, of which 71% was held in Switzerland and 11% was held in China (including Hong Kong). We do not expect to incur any material adverse tax impact except for what has already been recognized, or to be significantly inhibited by any country in which we do business, from the repatriation of funds to Switzerland, our country of domicile.
As of March 31, 2024, our working capital was $1,545.5 million, compared to $1,555.1 million as of March 31, 2023. The decrease was primarily driven by decreases in inventories and accounts receivable, net, and an increase in accounts payable, partially offset by an increase in cash and cash equivalents.
We had several uncommitted, unsecured bank lines of credit and letters of credit aggregating $172.5 million as of March 31, 2024. There are no financial covenants under the lines of credit with which we must comply. There was no borrowing outstanding under the lines of credit as of March 31, 2024. As of March 31, 2024, we had outstanding bank guarantees of $14.3 million.
Logitech International S.A. | Fiscal 2024 Form 10-K | 49

The following table presents selected financial information and statistics as of March 31, 2024 and 2023 (Dollars in thousands):

	March 31,
	2024	2023
Accounts receivable, net	$541,715	$630,382
Accounts payable	$448,627	$406,968
Inventories	$422,513	$682,893
Days sales in accounts receivable (DSO)(Days)(1)	48	59
Days accounts payable outstanding (DPO) (Days)(2)	70	59
Inventory turnover (ITO)(x)(3)	5.4	3.6
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
DSO as of March 31, 2024 decreased by 11 days to 48 days, compared to 59 days as of March 31, 2023, primarily due to the timing of sales within the fourth quarter of the fiscal years 2024 and 2023.
DPO as of March 31, 2024 increased by 11 days to 70 days, compared to 59 days as of March 31, 2023, primarily due to an increase in inventory purchases to replenish certain products during the fourth quarter of fiscal year 2024 as well as softened demand.
ITO as of March 31, 2024 increased by 1.8 to 5.4, compared to 3.6 as of March 31, 2023, primarily due to lower inventory balance as of March 31, 2024 resulting from focused inventory management to align with softened demand.
If we are not successful in launching and phasing in our new products, or market competition increases, or we are not able to sell the new products at the prices planned, it could have a material impact on our sales, gross profit, operating results including operating cash flow, and inventory turnover in the future.
The following table summarizes our consolidated statement of cash flows for the year ended March 31, 2024 (in thousands):

Year ended March 31, 2024
Net cash provided by operating activities	$1,145,116
Net cash used in investing activities	(70,335)
Net cash used in financing activities	(690,173)
Effect of exchange rate changes on cash and cash equivalents	(12,789)
Net increase in cash and cash equivalents	$371,819
For fiscal year 2024, net cash provided by operating activities was $1,145.1 million resulting from net income of $612.1 million, a favorable impact from adding back non-cash adjustments totaling $143.5 million, and a favorable net change in operating assets and liabilities of $389.4 million. Non-cash adjustments were primarily related to depreciation and amortization, share-based compensation expense, and deferred income taxes. The decrease in accounts receivable, net, was primarily driven by the timing of sales within the fourth quarter of fiscal years 2024 and 2023. The decrease in inventories was primarily driven by our effort to manage inventory level to align with softened demand. The increase in accounts payable was primarily driven by an increase in inventory purchases to replenish certain products during the fourth quarter of fiscal year 2024.
For fiscal year 2024, net cash used in investing activities was $70.3 million, primarily due to $55.9 million purchases of property, plant, and equipment. Our expenditures for property, plant and equipment during fiscal year 2024 were primarily for building improvements, tooling and equipment, and computer hardware and software.
Logitech International S.A. | Fiscal 2024 Form 10-K | 50

For fiscal year 2024, net cash used in financing activities was $690.2 million, primarily resulting from repurchases of our registered shares of $504.2 million, payments of cash dividends of $182.3 million, and tax withholdings related to net share settlements of restricted stock units of $29.7 million, partially offset by proceeds from exercise of stock options and purchase rights of $32.2 million.
During fiscal year 2024, there was a $12.8 million loss from currency exchange rate effect on cash and cash equivalents, primarily due to exchange rate fluctuations of Euro, Chinese Renminbi, Australian Dollar and Swiss Franc versus the U.S. Dollar and timing of our cash transactions over the period.
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
In May 2024, the Board of Directors recommended that we pay cash dividends for fiscal year 2024 of CHF 1.16 per share (approximately $1.28 per share based on the exchange rate on March 31, 2024). Based on our shares outstanding, net of treasury shares, as of March 31, 2024 (153,863,262 shares), this would result in an aggregate gross dividend of approximately CHF 178.5 million (approximately $197.2 million based on the exchange rate on March 31, 2024). In fiscal year 2024, we paid a cash dividend of CHF 1.06 per share, or CHF 169.1 million (U.S. Dollar amount of $182.3 million based on the exchange rate on the date of payment) out of fiscal year 2023 retained earnings. In fiscal year 2023, we paid a cash dividend of CHF 0.96 per share, or CHF 156.1 million (U.S. Dollar amount of $158.7 million based on the exchange rate on the date of payment) out of fiscal year 2022 retained earnings. In fiscal year 2022, we paid a cash dividend of CHF 0.87 per share, or CHF 147.0 million (U.S. Dollar amount of $159.4 million) out of fiscal year 2021 retained earnings.
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
In June 2023, our Board of Directors approved a new, three-year share repurchase program, which allows us to use up to $1.0 billion to repurchase our shares. The 2023 share repurchase program enables us to repurchase shares for cancellation, as well as to support equity incentive plans or potential acquisitions. The Swiss Takeover Board approved the 2023 share repurchase program in July 2023 and the program became effective on July 28, 2023. During the fiscal year ended March 31, 2024, we repurchased 4.5 million shares for an aggregate cost of $364.7 million, under the 2023 share repurchase program, of which $19.5 million of the aggregate cost was not paid yet as of March 31, 2024. 4.1 million shares for an aggregate cost of $332.1 million were repurchased for cancellation and the remaining shares were repurchased to support equity incentive plans. As of March 31, 2024, $635.8 million was available for repurchase under the 2023 share repurchase program.
Swiss law limits a company’s ability to hold or repurchase its own shares. The aggregate par value of all shares held in treasury by us and our subsidiaries may not exceed 10% of our share capital, which corresponds to approximately 17.3 million registered shares. This limitation does not apply to shares repurchased for cancellation, due to the Board of Directors' authority under the capital band set forth in the Company's Articles of Incorporation to cancel shares up to a limit of 10% of our current share capital. As of March 31 2024, we had a total of 19.2 million shares held in treasury stock, which includes 4.1 million shares that have been repurchased for cancellation.
Logitech International S.A. | Fiscal 2024 Form 10-K | 51

Although we enter into trading plans for systematic repurchases (e.g., 10b5-1 trading plans) from time to time, our 2023 share repurchase program provides us with the opportunity to make opportunistic repurchases during periods of favorable market conditions and is expected to remain in effect for a period of three years through July 27, 2026. To the extent that the shares are repurchased to support equity incentive plans or potential acquisitions, the shares are repurchased on the ordinary trading line of Swiss Exchange ("SIX") and/or the Nasdaq Global Select Market ("Nasdaq"). Shares repurchased for cancellation purposes are repurchased via a second trading line on SIX. Opportunistic purchases may be started or stopped at any time without prior notice depending on market conditions and other factors.
For over ten years, we have generated positive cash flows from our operating activities, including cash from operations of $1,145.1 million and $534.0 million during fiscal years 2024 and 2023, respectively. If we do not generate sufficient operating cash flows to support our operations and future planned cash requirements, our operations could be harmed and our access to credit facilities could be restricted or eliminated. However, we believe that the trend of our historical cash flow generation, our projections of future operations and our available cash balances will provide sufficient liquidity to fund our operations for at least the next 12 months.
Our other contractual obligations and commitments that require cash are described in the following sections.
Contractual Obligations and Commitments
Purchase Commitments
As of March 31, 2024, we had non-cancelable purchase commitments of $396.8 million for inventory purchases made in the normal course of business from original design manufacturers, contract manufacturers and other suppliers, the majority of which are expected to be fulfilled within the next 12 months. We recorded a liability for firm, non-cancelable, and unhedged inventory purchase commitments in excess of anticipated demand or net realizable value consistent with our valuation of excess and obsolete inventory. As of March 31, 2024, the liability for these purchase commitments was $29.3 million and is recorded in accrued and other current liabilities in the consolidated balance sheet.
We have firm purchase commitments of $13.4 million for capital expenditures primarily related to commitments for tooling and equipment for new and existing products. We expect to continue making capital expenditures in the future to support product development activities and ongoing and expanded operations. Although open purchase commitments are considered enforceable and legally binding, the terms generally allow us to reschedule or adjust our requirements based on business needs prior to delivery of goods or performance of services.
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
Income Taxes Payable
As of March 31, 2024, we had $112.6 million in non-current income taxes payable, including interest and penalties, related to our income tax liability for uncertain tax positions. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities.
Indemnifications
We indemnify certain suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of March 31, 2024, no material amounts have been accrued for indemnification provisions. We do not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under our indemnification arrangements.
We also indemnify our current and former directors and certain current and former officers. Certain costs incurred for providing such indemnification may be recoverable under various insurance policies. We are unable to reasonably estimate the maximum amount that could be payable under these arrangements because these
Logitech International S.A. | Fiscal 2024 Form 10-K | 52

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
We are exposed to currency exchange rate risk as we transact business in multiple currencies, including exposure related to anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. Dollar. We transact business in approximately 30 currencies worldwide, of which the most significant to operations are the Euro, Chinese Renminbi, Japanese Yen, Australian Dollar, Canadian Dollar, Pound Sterling and New Taiwan Dollar. For the year ended March 31, 2024, approximately 50% of our sales were in non-U.S. denominated currencies, with 24% of our sales denominated in Euro. The mix of our costs of goods sold and operating expenses by currency are significantly different from the mix of our sales, with a larger portion denominated in U.S. Dollar and less denominated in Euro and other currencies. A strengthening U.S. Dollar has a more unfavorable impact on our sales compared to the favorable impact on our cost of goods sold and operating expenses, resulting in an adverse impact on our operating results.

We enter into currency forward and swap contracts to reduce the short-term effects of currency fluctuations on certain receivables or payables denominated in currencies other than the functional currencies of our subsidiaries. These contracts generally mature within approximately one month. The gains or losses on these contracts are recognized in earnings based on the changes in fair value.

If an adverse 10% foreign currency exchange rate change had been applied to total monetary assets and liabilities denominated in currencies other than the functional currencies at the balance sheet dates, it would have resulted in an adverse effect on income before income taxes of approximately $19.1 million and $17.0 million as of March 31, 2024 and 2023, respectively. The adverse effect as of March 31, 2024 and 2023 is after consideration of the offsetting effect of approximately $6.9 million and $8.1 million, respectively, from foreign exchange contracts in place as of such dates.
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
If the U.S. dollar had weakened by 10%, the amount recorded in AOCI related to our foreign exchange contracts before tax effect as of March 31, 2024 and 2023 would have been approximately $9.0 million and $7.3 million lower, respectively. The change in the fair value recorded in AOCI would be expected to offset a corresponding foreign currency change in cost of goods sold when the hedged inventory purchases are sold.
ITEM 8.    FINANCIAL STATEMENTS
Logitech's financial statements and supplementary data required by this item are set forth as a separate section of this Annual Report on Form 10-K. See Item 15(a) for a listing of financial statements provided in the section titled "Financial Statements."
Logitech International S.A. | Fiscal 2024 Form 10-K | 53

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
(b) Management's Report on Internal Control over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including the CEO and CFO, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria established in the Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2024.

The effectiveness of the Company's internal control over financial reporting as of March 31, 2024 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report, which appears in Item 15.
(c) Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the fourth quarter of fiscal year 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Logitech International S.A. | Fiscal 2024 Form 10-K | 54

or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B.    OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers

During the fourth quarter of fiscal year 2024, the following officer, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

On March 7, 2024, Prakash Arunkundrum, our Chief Operating Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale of an aggregate of up to 16,000 shares of our common stock acquired by Mr. Arunkundrum under our equity plans. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The first date that sales of any shares are permitted to be sold under the trading arrangement will be July 31, 2024. The trading arrangement terminates on December 15, 2024, or upon the earlier completion of all transactions thereunder.

No other officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the last fiscal quarter.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
Logitech International S.A. | Fiscal 2024 Form 10-K | 55

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
Logitech
Investor Relations
3930 North First Street
San Jose, CA 95134 USA
Main (510) 795-8500
We have adopted an Insider Trading Policy which applies to our executive officers, directors and employees, filed as Exhibit 19.1 to this Annual Report on Form 10-K.
Other information required by this Item may be found in the definitive Proxy Statement for the 2024 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item may be found in the Proxy Statement for the 2024 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item may be found in the Proxy Statement for the 2024 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item may be found in the Proxy Statement for the 2024 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item may be found in the Proxy Statement for the 2024 Annual Meeting of Shareholders and is incorporated herein by reference.
Logitech International S.A. | Fiscal 2024 Form 10-K | 56

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this Annual Report on Form 10-K:
1. Financial Statements and Supplementary Data
Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations—Years Ended March 31, 2024, 2023 and 2022
Consolidated Statements of Comprehensive Income—Years Ended March 31, 2024, 2023 and 2022
Consolidated Balance Sheets—March 31, 2024 and 2023
Consolidated Statements of Cash Flows—Years Ended March 31, 2024, 2023 and 2022
Consolidated Statements of Changes in Shareholders' Equity—Years Ended March 31, 2024, 2023 and 2022
Notes to Consolidated Financial Statements
2. Financial Statement Schedule
Schedule II—Valuation and Qualifying Accounts
3. Exhibits
Logitech International S.A. | Fiscal 2024 Form 10-K | 57

Index to Exhibits

			Incorporated by Reference
Exhibit No.		Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
3.1		Articles of Incorporation of Logitech International S.A., as amended	10-Q	0-29174	10/26/2023	3.1
3.2		Organizational Regulations of Logitech International S.A., as amended	10-Q	0-29174	10/26/2023	3.2
4.1		Description of the Registrant's Securities					X
10.1	**	1996 Stock Plan, as amended	S-8	333-100854	5/27/2003	4.2
10.2	**	Logitech International S.A. 2006 Stock Incentive Plan, as amended and restated effective September 14, 2022	DEFA14A	0-29174	7/26/2022	App. A
10.3	**	Logitech Inc. Management Deferred Compensation Plan, as amended and restated	10-Q	0-29174	11/4/2008	10.1
10.4	**	Logitech Inc. Amended and Restated Deferred Compensation Plan, effective January 1, 2017	10-Q	0-29174	7/27/2023	10.1
10.5	**	Logitech Management Performance Bonus Plan, as amended and restated	DEFA14A	0-29174	7/23/2013	App. C
10.6	**	1996 Employee Share Purchase Plan (U.S.), as amended and restated	DEFA14A	0-29174	7/23/2013	App. A
10.7	**	2006 Employee Share Purchase Plan (Non-U.S.), as amended and restated	DEFA14A	0-29174	7/23/2013	App. B
10.8	**	Representative form of stock option agreement (employees) under the Logitech International S.A. 2006 Stock Incentive Plan	10-Q	0-29174	11/4/2009	10.2
10.9	**	Representative form of performance stock option agreement (executives and other employees) under the Logitech International S.A. 2006 Stock Incentive Plan	10-Q	0-29174	2/5/2013	10.2
10.10	**	Representative form of restricted stock unit agreement (non-executive board members) under the Logitech International S.A. 2006 Stock Incentive Plan	10-Q	0-29174	10/25/2018	10.1
10.11	**	Representative form of restricted stock unit agreement (Leadership Team and other employees) under the Logitech International S.A. 2006 Stock Incentive Plan	10-Q	0-29174	7/28/2022	10.1
10.12	**	Representative form of restricted stock unit agreement (executives and other employees) under the Logitech International S.A. 2006 Stock Incentive Plan	10-K	0-29174	5/26/2017	10.33
10.13	**	Representative form of performance share unit agreement (Group Management Team (executive officers), Leadership Team and other employees) under the Logitech International S.A. 2006 Stock Incentive Plan	10-Q	0-29174	7/28/2022	10.2
10.14	**	Representative form of performance share unit agreement (executives and other employees) under the Logitech International S.A. 2006 Stock Incentive Plan	10-K	0-29174	5/26/2017	10.34
10.15	**	Employment Agreement between Logitech Europe S.A. and Johanna W. (Hanneke) Faber, dated October 29, 2023	8-K	0-29174	10/30/2023	10.1
Logitech International S.A. | Fiscal 2024 Form 10-K | 58

10.16	**	Employment Agreement between Logitech Inc. and Guy Gecht, Interim CEO, dated July 24, 2023	10-Q	0-29174	10/26/2023	10.1
10.16	**	Employment Agreement between Logitech Inc. and Bracken Darrell, dated as of December 18, 2015	10-Q	0-29174	1/22/2016	10.1
10.17	**	Employment Agreement between Logitech Inc. and Prakash Arunkundrum, dated as of May 26, 2020	10-Q	0-29174	7/23/2020	10.1
10.18	**	Employment Agreement between Logitech Inc. and Samantha Harnett, dated as of July 1, 2020	10-Q	0-29174	7/23/2020	10.2
10.19	**	Employment Agreement between Logitech Inc. and Charles Boynton, dated as of February 6, 2023	10-K	0-29174	5/17/2023	10.18
10.20	**	Offer Letter between Logitech Inc, and Charles Boynton, dated January 30, 2023	10-K	0-29174	5/17/2023	10.19
10.21	**	Form of Director and Officer Indemnification Agreement with Logitech International S.A.	20-F	0-29174	5/21/2003	4.1
10.22	**	Form of Director and Officer Indemnification Agreement with Logitech Inc.	20-F	0-29174	5/21/2003	4.2
19.1		Insider Trading Policy					X
21.1		List of Subsidiaries					X
23.1		Consent of Independent Registered Public Accounting Firm					X
24.1		Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)					X
31.1		Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2		Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1		Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97.1	**	Executive Clawback Policy					X
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH		XBRL Taxonomy Extension Schema Document					X
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB		XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document					X
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

_______________________________________________________________________________
Logitech International S.A. | Fiscal 2024 Form 10-K | 59

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
Logitech International S.A. | Fiscal 2024 Form 10-K | 60

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOGITECH INTERNATIONAL S.A.
/s/ Johanna (Hanneke) Faber
Johanna (Hanneke) Faber Chief Executive Officer

/s/ Charles Boynton
Charles Boynton Chief Financial Officer
May 16, 2024

Logitech International S.A. | Fiscal 2024 Form 10-K | 61

POWER OF ATTORNEY AND SIGNATURES

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Johanna (Hanneke) Faber and Charles Boynton, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wendy Becker Wendy Becker	Chairperson of the Board	May 16, 2024
/s/ Johanna (Hanneke) Faber Johanna (Hanneke) Faber	Chief Executive Officer (Principal Executive Officer)	May 16, 2024
/s/ Charles Boynton Charles Boynton	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 16, 2024
/s/ Patrick Aebischer Patrick Aebischer	Director	May 16, 2024
/s/ Edouard Bugnion Edouard Bugnion	Director	May 16, 2024
/s/ Guy Gecht Guy Gecht	Director	May 16, 2024
/s/ Christopher Jones Christopher Jones	Director	May 16, 2024
/s/ Marjorie Lao Marjorie Lao	Director	May 16, 2024
/s/ Neela Montgomery Neela Montgomery	Director	May 16, 2024
/s/ Kwok Wang Ng Kwok Wang Ng	Director	May 16, 2024
/s/ Deborah Thomas Deborah Thomas	Director	May 16, 2024
/s/ Sascha Zahnd Sascha Zahnd	Director	May 16, 2024
Logitech International S.A. | Fiscal 2024 Form 10-K | 62

Logitech International S.A. | Fiscal 2024 Form 10-K | 63

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Logitech International S.A.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Logitech International S.A. and subsidiaries (the Company) as of March 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2024, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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
Logitech International S.A. | Fiscal 2024 Form 10-K | 64

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

Evaluation of the significant assumptions underlying the breakage rates for certain Customer Programs

As discussed in Notes 2 and 8 to the consolidated financial statements, the Company recorded accounts receivable allowances totaling $193.0 million and accrued Customer Program liabilities totaling $170.4 million as of March 31, 2024 for various cooperative marketing arrangements and customer incentive and pricing programs (collectively, Customer Programs). The Company estimates the percentage of Customer Programs that will not be claimed or will not be earned by customers, which is commonly referred to as “breakage”. Breakage reduces the Company’s allowances and accruals for certain Customer Programs and it is applied at the time of sale. The Company uses judgment in assessing the period in which claims are expected to be submitted and the relevance of historical claim experience.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of internal control related to the process to determine the breakage rates estimate. This included a control related to the Company’s evaluation of the significant assumptions in the breakage rates estimate. We evaluated the underlying information related to the expected period that a customer claim will be submitted and assessed the relevance of historical claim experience by analyzing the trend in the customers’ historical claims and accruals information for certain Customer Programs. We assessed the relevance of the historical trend of claims submitted after the expected period by analyzing the trend of historical claims received after the expected period compared to the total earned amount of each respective period. In addition, we evaluated the Company’s ability to estimate the breakage rates by comparing the estimated breakage from fiscal year 2023 to actual subsequent breakage in fiscal year 2024.

Assessment of the accruals for certain Customer Programs

As discussed in Notes 2 and 8 to the consolidated financial statements, the Company recorded accrued Customer Program liabilities of $170.4 million as of March 31, 2024. The Company records these accruals as a reduction of revenue at the time of sale. For certain of these accruals, the Company estimated the amounts based on historical data or future commitments that are planned and controlled by the Company. The Company uses judgment in analyzing historical trends, inventories owned by and located at the customers, products sold by the direct customers to end customers or resellers, known product quality issues, negotiated terms, and
Logitech International S.A. | Fiscal 2024 Form 10-K | 65

other relevant customer and product information, such as stage of product life-cycle, which are expected to experience unusually high discounting.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls related to the Company’s assessment of whether historical experience is predictive of Customer Programs’ earned amounts and the Company’s validation of the underlying channel inventory data used to estimate the accruals for Customer Programs. We assessed the historical experience used in estimating the accruals for certain Customer Programs using a combination of the Company’s internal historical information of sales, Customer Programs’ earned amounts, third-party contracts, and relevant and reliable third-party channel inventory and sell-through data. We inspected selected customer contracts to assess the terms and conditions related to certain Customer Programs. We analyzed channel inventory data trends by product and by region comparing fiscal year 2024 quarterly channel inventory weeks on-hand ratios to prior fiscal years. In addition, we evaluated the Company’s ability to estimate the accruals for certain Customer Programs by comparing recorded accruals from fiscal year 2023 to actual subsequent Customer Programs’ earned amounts in fiscal year 2024.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

San Francisco, California
May 16, 2024

Logitech International S.A. | Fiscal 2024 Form 10-K | 66

LOGITECH INTERNATIONAL S.A.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended March 31,
	2024	2023	2022
Net sales	$4,298,467	$4,538,818	$5,481,101
Cost of goods sold	2,509,418	2,806,438	3,204,072
Amortization of intangible assets	11,028	12,865	14,023
Gross profit	1,778,021	1,719,515	2,263,006
Operating expenses:
Marketing and selling	730,310	809,182	1,025,899
Research and development	287,243	280,796	291,844
General and administrative	155,056	124,652	148,648
Amortization of intangible assets and acquisition-related costs	10,934	11,843	16,947
Impairment of intangible assets	3,526	—	7,000
Change in fair value of contingent consideration for business acquisition	(250)	—	(3,509)
Restructuring charges, net	3,866	34,573	2,165
Total operating expenses	1,190,685	1,261,046	1,488,994
Operating income	587,336	458,469	774,012
Interest income	50,636	18,331	1,246
Other income (expense), net	(16,376)	(13,278)	560
Income before income taxes	621,596	463,522	775,818
Provision for income taxes	9,453	98,947	131,305
Net income	$612,143	$364,575	$644,513

Net income per share:
Basic	$3.90	$2.25	$3.85
Diluted	$3.87	$2.23	$3.78

Weighted average shares used to compute net income per share:
Basic	156,776	162,302	167,447
Diluted	158,171	163,704	170,414
 The accompanying notes are an integral part of these consolidated financial statements.
Logitech International S.A. | Fiscal 2024 Form 10-K | 67

LOGITECH INTERNATIONAL S.A.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended March 31,
	2024	2023	2022
Net income	$612,143	$364,575	$644,513
Other comprehensive income (loss):
Currency translation gain (loss):
Currency translation gain (loss), net of taxes	(3,078)	1,373	(14,051)
Reclassification of cumulative translation adjustments included in other income (expense), net	—	219	1,051
Defined benefit plans:
Net gain (loss) and prior service costs, net of taxes	(13,163)	16,089	22,328
Reclassification of amortization included in other income (expense), net	243	(8,069)	(2,623)
Hedging gain (loss):
Deferred hedging gain, net of taxes	1,109	2,625	6,308
Reclassification of hedging loss (gain) included in cost of goods sold	3,964	(8,391)	(8,221)
Total other comprehensive income (loss)	(10,925)	3,846	4,792
Total comprehensive income	$601,218	$368,421	$649,305
 The accompanying notes are an integral part of these consolidated financial statements.

Logitech International S.A. | Fiscal 2024 Form 10-K | 68

LOGITECH INTERNATIONAL S.A.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$1,520,842	$1,149,023
Accounts receivable, net	541,715	630,382
Inventories	422,513	682,893
Other current assets	146,270	142,876
Total current assets	2,631,340	2,605,174
Non-current assets:
Property, plant and equipment, net	116,589	121,503
Goodwill	461,978	454,610
Other intangible assets, net	44,603	63,173
Other assets	350,194	316,293
Total assets	$3,604,704	$3,560,753
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$448,627	$406,968
Accrued and other current liabilities	637,262	643,139
Total current liabilities	1,085,889	1,050,107
Non-current liabilities:
Income taxes payable	112,572	106,391
Other non-current liabilities	172,590	146,695
Total liabilities	1,371,051	1,303,193
Commitments and contingencies (Note 13)
Shareholders' equity:
Registered shares, CHF 0.25 par value:	30,148	30,148
Issued shares —173,106 at March 31, 2024 and 2023
Additional shares that may be issued out of conditional capital — 50,000 at March 31, 2024 and 2023
Additional shares that may be issued out of authorized capital — 17,311 at March 31, 2024 and 2023
Additional paid-in capital	63,524	127,380
Shares in treasury, at cost — 19,243 and 13,763 shares at March 31, 2024 and 2023, respectively	(1,351,336)	(977,266)
Retained earnings	3,602,519	3,177,575
Accumulated other comprehensive loss	(111,202)	(100,277)
Total shareholders' equity	2,233,653	2,257,560
Total liabilities and shareholders' equity	$3,604,704	$3,560,753
 The accompanying notes are an integral part of these consolidated financial statements.
Logitech International S.A. | Fiscal 2024 Form 10-K | 69

LOGITECH INTERNATIONAL S.A.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended March 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$612,143	$364,575	$644,513
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	63,065	76,309	88,361
Amortization of intangible assets	21,681	24,407	30,179
Impairment of intangible assets	3,526	—	7,000
Loss on investments	14,674	14,073	1,683
Share-based compensation expense	82,889	70,782	93,479
Deferred income taxes	(42,424)	30,714	27,334
Change in fair value of contingent consideration for business acquisition	(250)	—	(3,509)
Pension curtailment gains	—	(4,225)	—
Other	379	1,005	1,140
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	91,519	51,185	(71,510)
Inventories	259,796	247,309	(276,640)
Other assets	10,760	5,634	(18,169)
Accounts payable	39,336	(219,051)	(181,303)
Accrued and other liabilities	(11,978)	(128,707)	(44,240)
Net cash provided by operating activities	1,145,116	534,010	298,318
Cash flows from investing activities:
Purchases of property, plant and equipment	(55,897)	(92,353)	(89,152)
Investment in privately held companies	(617)	(4,357)	(1,463)
Acquisitions, net of cash acquired	(14,424)	(8,527)	(16,236)
Purchases of short-term investments	—	—	(10,000)
Proceeds from the sale of short-term investments	—	—	8,260
Purchases of deferred compensation investments	(11,571)	(6,702)	(5,058)
Proceeds from sales of deferred compensation investments	12,174	6,209	5,786
Net cash used in investing activities	(70,335)	(105,730)	(107,863)
Cash flows from financing activities:
Payment of cash dividends	(182,305)	(158,680)	(159,410)
Payment of contingent consideration for business acquisition	(5,002)	(5,954)	(880)
Purchases of registered shares	(504,203)	(418,346)	(412,022)
Proceeds from exercises of stock options and purchase rights	32,197	28,790	29,649
Tax withholdings related to net share settlements of restricted stock units	(29,744)	(29,163)	(64,156)
Other financing activities	(1,116)	—	—
Net cash used in financing activities	(690,173)	(583,353)	(606,819)
Effect of exchange rate changes on cash and cash equivalents	(12,789)	(24,620)	(5,247)
Net increase (decrease) in cash and cash equivalents	371,819	(179,693)	(421,611)
Cash and cash equivalents at beginning of the period	1,149,023	1,328,716	1,750,327
Cash and cash equivalents at end of the period	$1,520,842	$1,149,023	$1,328,716

Supplementary Cash Flow Disclosures:
Non-cash investing and financing activities:
Property, plant and equipment purchased during the period and included in period end liability accounts	$11,451	$8,593	$11,890
Fair value of contingent consideration in accrued and other liabilities	$—	$2,151	$9,013
Supplemental cash flow information:
Income taxes paid, net	$50,855	$71,955	$192,898
The accompanying notes are an integral part of these consolidated financial statements.
Logitech International S.A. | Fiscal 2024 Form 10-K | 70

LOGITECH INTERNATIONAL S.A.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands, except per share amounts)

	Registered shares		Additional paid-in capital	Treasury shares		Retained earnings	Accumulated other comprehensive loss
	Shares	Amount		Shares	Amount			Total
March 31, 2021	173,106	$30,148	$129,519	4,799	$(279,541)	$2,490,578	$(108,915)	$2,261,789
Total comprehensive income	—	—	—	—	—	644,513	4,792	649,305
Purchases of registered shares	—	—	—	4,607	(412,022)	—	—	(412,022)
Sale of shares upon exercise of stock options and purchase rights	—	—	12,971	(410)	16,678	—	—	29,649
Issuance of shares upon vesting of restricted stock units	—	—	(105,972)	(1,137)	41,816	—	—	(64,156)
Issuance of shares from contingent consideration	—	—	116	(4)	176	—	—	292
Share-based compensation	—	—	93,291	—	—	—	—	93,291
Cash dividends ($0.95 per share)	—	—	—	—	—	(159,410)	—	(159,410)
March 31, 2022	173,106	$30,148	$129,925	7,855	$(632,893)	$2,975,681	$(104,123)	$2,398,738
Total comprehensive income	—	—	—	—	—	364,575	3,846	368,421
Purchases of registered shares	—	—	—	7,562	(418,346)	—	—	(418,346)
Sale of shares upon exercise of stock options and purchase rights	—	—	(5,636)	(686)	34,426	—	—	28,790
Issuance of shares upon vesting of restricted stock units	—	—	(68,710)	(968)	39,547	—	—	(29,163)
Share-based compensation	—	—	71,801	—	—	—	—	71,801
Cash dividends ($1.00 per share)	—	—	—	—	—	(162,681)	—	(162,681)
March 31, 2023	173,106	$30,148	$127,380	13,763	$(977,266)	$3,177,575	$(100,277)	$2,257,560
Total comprehensive income	—	—	—	—	—	612,143	(10,925)	601,218
Purchases of registered shares	—	—	—	7,100	(523,751)	—	—	(523,751)
Sale of shares upon exercise of stock options and purchase rights	—	—	(28,314)	(624)	60,511	—	—	32,197
Issuance of shares upon vesting of restricted stock units	—	—	(118,771)	(994)	89,027	—	—	(29,744)
Issuance of shares from contingent consideration	—	—	102	(2)	143	—	—	245
Share-based compensation	—	—	83,127		—	—	—	83,127
Cash dividends ($1.19 per share)	—	—	—	—	—	(187,199)	—	(187,199)
March 31, 2024	173,106	$30,148	$63,524	19,243	$(1,351,336)	$3,602,519	$(111,202)	$2,233,653
 The accompanying notes are an integral part of these consolidated financial statements.
Logitech International S.A. | Fiscal 2024 Form 10-K | 71

LOGITECH INTERNATIONAL S.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1—The Company
Logitech International S.A, together with its consolidated subsidiaries ("Logitech" or the "Company"), designs software-enabled hardware solutions that help businesses thrive and bring people together when working, creating, gaming and streaming. As a point of connection between people and the digital world, the Company's mission is to extend human potential in work and play, in a way that is good for people and the planet.
The Company sells its products to a broad network of international customers, including direct sales to retailers, e-tailers, and end consumers through the Company's e-commerce platform, and indirect sales to end customers through distributors.
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
Change in Presentation of Sales by Product Category
During the first quarter of fiscal year 2024, the Company changed its presentation of Sales by Product Category, included in Note 15, to provide a simpler and clearer view of the Company's business. The change in presentation did not have an impact on previously reported total sales. These changes included reclassifications of sales between certain product categories resulting in the following:

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

Logitech International S.A. | Fiscal 2024 Form 10-K | 72

As a result of these changes, certain prior-period amounts for the fiscal years ending March 31, 2023 and 2022 have been reclassified to conform to the current period presentation as follows (in thousands):

	Year ended March 31, 2023
	As previously reported	Reclassifications		As adjusted
Gaming	$1,211,485	$76,828	(1)	$1,288,313
Keyboards & Combos	836,432	—		836,432
Pointing Devices	728,357	—		728,357
Video Collaboration	887,517	(209,594)	(2) (3)	677,923
Webcams (3)	227,692	150,996	(3)	378,688
Tablet Accessories	254,374	—		254,374
Headsets	—	176,576	(2)	176,576
Other	7,081	191,074	(4) (5)	198,155
Mobile Speakers	111,649	(111,649)	(4)	—
Audio & Wearables	274,231	(274,231)	(1) (2) (5)	—
Total Sales	$4,538,818	$—		$4,538,818

	Year ended March 31, 2022
	As previously reported	Reclassifications		As adjusted
Gaming	$1,451,883	$125,312	(1)	$1,577,195
Keyboards & Combos	967,301	—		967,301
Pointing Devices	781,108	—		781,108
Video Collaboration	997,164	(329,594)	(2) (3)	667,570
Webcams (3)	403,651	272,465	(3)	676,116
Tablet Accessories	310,123	—		310,123
Headsets	—	208,318	(2)	208,318
Other	18,665	274,705	(4) (5)	293,370
Mobile Speakers	149,782	(149,782)	(4)	—
Audio & Wearables	401,424	(401,424)	(1) (2) (5)	—
Total Sales	$5,481,101	$—		$5,481,101
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Significant estimates and assumptions made by management involve the fair value of goodwill and intangible assets acquired from business acquisitions, valuation of investment in privately held companies classified under Level 3 fair value hierarchy, pension obligations, accruals for customer incentives, cooperative marketing, and pricing programs ("Customer Programs") and related breakage when appropriate,
Logitech International S.A. | Fiscal 2024 Form 10-K | 73

inventory valuation, share-based compensation expense, uncertain tax positions, and valuation allowances for deferred tax assets. Although these estimates are based on management’s best knowledge of current events and actions that may impact the Company in the future, actual results could differ materially from those estimates.
Risks and Uncertainties
Impacts of Macroeconomic and Geopolitical Conditions on the Company's Business
The Company's business has been impacted by adverse macroeconomic and geopolitical conditions. These conditions include inflation, interest rate and foreign currency fluctuations, changes in fiscal policies, slowdown of economic activity around the world, and lower consumer and enterprise spending.
The global and regional economic and political conditions adversely affected demand for the Company's products. In addition, these conditions have caused and may continue to cause volatility in the cost of materials and logistics, and transportation delays, and as a result may impact the pricing of the Company's products, product availability and the Company's results of operations.
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

The Company also provides post-contract customer support (“PCS”) for certain products and related software, which includes unspecified software updates and upgrades, bug fixes and maintenance. The transaction price is allocated to two performance obligations in such contracts, based on a relative standalone selling price. The transaction price allocated to PCS is recognized as revenue on a straight-line basis, which reflects the pattern of delivery of PCS, over the estimated term of the support.

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

Logitech International S.A. | Fiscal 2024 Form 10-K | 74

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

The Company regularly evaluates the adequacy of its estimates for Customer Programs and product returns. Future market conditions and product transitions may require the Company to take action to change such programs
Logitech International S.A. | Fiscal 2024 Form 10-K | 75

and related estimates. When the variables used to estimate these costs change, or if actual costs differ significantly from the estimates, the Company would be required to increase or reduce revenue or operating expenses to reflect the impact. During the year ended March 31, 2024, changes to these estimates related to performance obligations satisfied in prior periods were not material.

Sales taxes and value-added taxes (“VAT”) collected from customers, if applicable, which are remitted to governmental authorities are not included in revenue, and are reflected as a liability on the consolidated balance sheets.
Shipping and Handling Costs
The Company's shipping and handling costs are included in the cost of goods sold in the consolidated statements of operations.
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
Contract Costs
The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that otherwise would have been recognized is one year or less. These costs are included in marketing and selling expenses in the consolidated statements of operations. As of March 31, 2024 and 2023, the Company did not have any material deferred contract costs.
Research and Development Costs
Costs related to research, design and development of products, which consist primarily of personnel, product design and infrastructure expenses, are charged to research and development expense as they are incurred.
Advertising Costs
Advertising costs are recorded as either a marketing and selling expense or a deduction from revenue as they are incurred. Advertising costs paid or reimbursed by the Company to direct or indirect customers must have an identifiable benefit and an estimable fair value in order to be classified as an operating expense. If these criteria are not met, the payment is classified as a reduction of revenue. Advertising costs recorded as marketing and selling expense are expensed as incurred. Total advertising costs including those characterized as revenue deductions during fiscal years 2024, 2023 and 2022 were $325.3 million, $383.7 million and $584.4 million, respectively, out of which $46.6 million, $67.3 million, and $223.3 million, respectively, were included as operating expense in the consolidated statements of operations.
Cash Equivalents
The Company classifies all highly liquid instruments purchased, such as bank demand deposits, short-term time deposits, and U.S. Treasury securities, with an original maturity of three months or less at the date of purchase, to be cash equivalents. Cash equivalents are carried at cost, which approximates their fair value.
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
Logitech International S.A. | Fiscal 2024 Form 10-K | 76

The Company had the following customers that individually comprised 10% or more of its gross sales:

	Years Ended March 31,
	2024	2023	2022
Customer A	13%	13%	15%
Customer B	18%	19%	17%
Customer C	14%	15%	14%

The Company had the following customers that individually comprised 10% or more of its accounts receivable:

	March 31,
	2024	2023
Customer A	14%	12%
Customer B	20%	21%
Customer C	15%	15%
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
Logitech International S.A. | Fiscal 2024 Form 10-K | 77

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

For operating leases, the lease liability is initially measured at the present value of the unpaid lease payments at lease commencement date. As most of the leases do not provide an implicit rate, the Company generally uses its incremental borrowing rate as the discount rate for the leases. The Company's incremental borrowing rate is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. Because the Company does not generally borrow on a collateralized basis, it uses its understanding of what its collateralized credit rating would be as an input to deriving an appropriate incremental borrowing rate. The operating lease ROU assets include prepaid lease payments and exclude lease incentives.
Intangible Assets
The Company's intangible assets include goodwill and intangible assets with finite lives, which primarily include acquired technology and customer contracts and related relationships. Intangible assets with finite lives are carried at cost and amortized using the straight-line method over their useful lives ranging from one to ten years.
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
In reviewing goodwill for impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (greater than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. The Company also may elect not to perform the qualitative assessment and, instead, proceed directly to the quantitative impairment test. The ultimate outcome of the goodwill impairment review for a reporting unit should be the same whether the Company chooses to perform the qualitative assessment or proceeds directly to the quantitative impairment test. The Company operates as one reporting unit. For the year ended March 31, 2024, the Company
Logitech International S.A. | Fiscal 2024 Form 10-K | 78

elected to perform a qualitative assessment and concluded that it was more likely than not that the fair value of its reporting unit exceeds its carrying amount.
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
The Company's investment securities portfolio consists of bank demand deposits, short-term time deposits, and U.S. Treasury securities with an original maturity of three months or less and marketable securities (money market and mutual funds) related to a deferred compensation plan.
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
Logitech International S.A. | Fiscal 2024 Form 10-K | 79

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
Logitech International S.A. | Fiscal 2024 Form 10-K | 80

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
New Accounting Pronouncements Not Yet Adopted
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires additional disclosures related to rate reconciliation, income taxes paid, and other disclosures. Under ASU 2023-09, for each annual period presented, public entities are required to (1) disclose specific categories in the tabular rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires all reporting entities to disclose on an annual basis the amount of income taxes paid disaggregated by federal, state, and foreign taxes as well as the amount of income taxes paid by individual jurisdiction. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024 and can be applied on a prospective basis with an option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2023-09 on its consolidated financial statements and related disclosures.
Note 3—Net Income Per Share
The following table summarizes the computations of basic and diluted net income per share for fiscal years 2024, 2023 and 2022 (in thousands except per share amounts):

	Years Ended March 31,
	2024	2023	2022
Net income	$612,143	$364,575	$644,513

Shares used in net income per share computation:
Weighted average shares outstanding - basic	156,776	162,302	167,447
Effect of potentially dilutive equivalent shares	1,395	1,402	2,967
Weighted average shares outstanding - diluted	158,171	163,704	170,414

Net income per share:
Basic	$3.90	$2.25	$3.85
Diluted	$3.87	$2.23	$3.78
Share equivalents attributable to outstanding stock options, restricted stock units and employee share purchase plans ("ESPP") totaling 1.1 million, 2.0 million, and 2.0 million shares during fiscal years 2024, 2023 and 2022, respectively, were excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive. A small number of PSUs were not included in the dilutive net income per share calculation
Logitech International S.A. | Fiscal 2024 Form 10-K | 81

because all necessary conditions had not been satisfied by the end of the respective period, and those shares were not issuable if the end of the reporting period were the end of the performance contingency period.
Note 4—Employee Stock-Based Compensation
As of March 31, 2024, the Company offers the 2006 Employee Share Purchase Plan (Non-U.S.), as amended and restated ("2006 ESPP"), the 1996 Employee Share Purchase Plan (U.S.), as amended and restated ("1996 ESPP"), and the 2006 Stock Incentive Plan ("2006 Plan") as amended and restated. Shares issued to employees as a result of purchases or exercises under these plans are generally issued from shares held in treasury stock.
Under the 1996 ESPP and 2006 ESPP plans, eligible employees may purchase shares at the lower of 85% of the fair market value at the beginning or the end of each offering period, which is generally six months. Subject to continued participation in these plans, purchase agreements are automatically executed at the end of each offering period. An aggregate of 29.0 million shares were reserved for issuance under the 1996 and 2006 ESPP plans. As of March 31, 2024, a total of 3.1 million shares were available for new awards under these plans.
The 2006 Plan provides for the grant to eligible employees and non-employee directors of stock options, stock appreciation rights, and restricted stock units. Awards under the 2006 Plan may be conditioned on continued employment, the passage of time or the satisfaction of performance and market vesting criteria. The 2006 Plan, as amended, has no expiration date. On June 29, 2022, the Board authorized 3.3 million additional shares for issuance under the 2006 Plan. An aggregate of 33.8 million shares were reserved for issuance under the 2006 Plan. As of March 31, 2024, a total of 7.6 million shares were available for new awards under this plan.
Stock options granted to employees under the 2006 Plan have terms not exceeding ten years and are issued at exercise prices not less than the fair market value on the date of grant.
Service-based restricted stock units ("RSUs") granted to employees under the 2006 Plan generally vest in four equal annual installments on the grant date anniversary. RSUs granted to non-executive board members under the 2006 Plan vest on the grant date anniversary, or if earlier and only if the non-executive board member is not re-elected as a director at the annual general meeting, the date of the next annual general meeting following the grant date.
Restricted stock units with certain market- and performance-based conditions ("PSUs") granted to employees under the 2006 Plan generally vest at the end of the three-year performance period upon meeting predetermined financial metrics over three years, with the number of shares to be received upon vesting determined based on constant currency revenue growth rate, adjusted operating income (loss) and the Company's total shareholder return ("TSR") relative to the performance of companies in the Russell 3000 Index over the same three years period.
The following table summarizes share-based compensation expense and total income tax benefit recognized for fiscal years 2024, 2023 and 2022 (in thousands):

	Years Ended March 31,
	2024	2023	2022
Cost of goods sold	$8,004	$5,635	$6,695
Marketing and selling	35,780	34,707	37,796
Research and development	17,836	15,292	18,356
General and administrative	21,269	15,148	30,632
Total share-based compensation expense	82,889	70,782	93,479
Income tax benefit	(15,305)	(9,750)	(26,987)
Total share-based compensation expense, net of income tax benefit	$67,584	$61,032	$66,492
The income tax benefit in the respective periods primarily consisted of tax benefits related to the share-based compensation expense for the period and direct tax benefit realized, including net excess tax benefits recognized from share-based awards vested or exercised during the period.
Share-based compensation costs capitalized as part of inventory were $6.3 million, $5.6 million, and $5.2 million for the fiscal year ended March 31, 2024, 2023 and 2022, respectively.
Logitech International S.A. | Fiscal 2024 Form 10-K | 82

As of March 31, 2024, there was $137.7 million of total future stock-based compensation cost to be recognized over a weighted-average period of 2.3 years.
The estimates of share-based compensation expense require a number of complex and subjective assumptions including stock price volatility, employee exercise patterns, probability of achievement of the set performance condition, dividend yield, related tax effects and the selection of an appropriate fair value model.
The grant date fair value of the stock options and ESPP using the Black-Scholes-Merton option-pricing valuation model and the grant date fair value of the PSUs using the Monte-Carlo simulation method are determined with the following assumptions:

	Stock Options(1)	Employee Stock Purchase Plans
	Year Ended March 31,	Years Ended March 31,
	2022	2024	2023	2022
Expected dividend rate	1.18%	1.61%	1.78%	1.03%
Risk-free interest rate	1.99%	5.36%	3.86%	0.27%
Expected volatility	34%	33%	46%	35%
Expected term (years)	6.2	0.5	0.5	0.5
Weighted average grant date fair value per share	$25.88	$19.02	$16.32	$23.55
(1) No stock options were granted for fiscal years 2024 and 2023.

PSUs	Years Ended March 31,
	2024	2023	2022
Expected dividend rate	1.90%	1.46%	0.78%
Risk-free interest rate	3.83%	2.78%	0.31%
Expected volatility	41%	39%	37%
Expected term (years)	3.0	3.0	3.0
The expected dividend rate assumption is based on the Company's history and future expectations of dividend payouts. The unvested PSUs or unexercised options are not eligible for these dividends. The expected term is based on the purchase offerings periods expected to remain outstanding for employee stock purchase plan or the performance period for PSUs. The expected term for stock options represents the estimated period of time until option exercise. Since the Company has limited historical stock option exercise experience, the Company used the simplified method in estimating the expected term, which is calculated as the average of the sum of the vesting term and the original contractual term of the stock options. Expected volatility is based on historical volatility using the Company's daily closing prices, or including the volatility of components of the Russell 3000 Index for PSUs, over the expected term. The Company considers the historical price volatility of its shares as most representative of future volatility. The risk-free interest rate assumptions are based upon the implied yield of U.S. Treasury zero-coupon issues or Switzerland government bonds appropriate for the expected term of the Company's share-based awards.
For PSUs, the Company estimates the probability and timing of the achievement of the set performance condition at the time of the grant based on the historical financial performance and the financial forecast in the remaining performance period and reassesses the probability in subsequent periods when actual results or new information become available.
Logitech International S.A. | Fiscal 2024 Form 10-K | 83

A summary of the Company's stock option activities under all stock plans for fiscal years 2024, 2023 and 2022 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In thousands)
Outstanding, March 31, 2021	622
Granted	842
Exercised	(71)			$5,573
Outstanding, March 31, 2022	1,393
Exercised	(155)			$6,482
Forfeited	(118)
Outstanding, March 31, 2023	1,120	$66	7.6	$7,491
Exercised	(181)	$43		$6,160
Forfeited	(176)	$80
Outstanding, March 31, 2024	763	$68	7.0	$16,243
Vested and exercisable, March 31, 2024	489	$61	6.5	$13,960
A summary of the Company's RSU and PSU activities for fiscal years 2024, 2023 and 2022 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Fair Value
	(In thousands)		(In thousands)
Outstanding, March 31, 2021	3,643	$45
Granted—RSUs	868	$103
Granted—PSUs	203	$124
Vested	(1,463)		$133,977
Forfeited	(205)
Outstanding, March 31, 2022	3,046	$68
Granted—RSUs	1,584	$53
Granted—PSUs	407	$69
Vested	(1,143)		$85,152
Forfeited	(438)
Outstanding, March 31, 2023	3,456	$66
Granted—RSUs	1,396	$59
Granted—PSUs	457	$67
Vested	(1,200)	$58	$92,340
Forfeited	(631)	$73
Outstanding, March 31, 2024	3,478	$65
The shares outstanding as of March 31, 2024 above include 0.7 million shares of PSUs. The Company presents the number of PSUs and weighted-average grant date fair value at 100 percent of the performance target; however, the aggregate fair value of shares vested is based on the actual number of PSUs vested according to achievement of the financial metrics over the performance period.
Note 5—Employee Benefit Plans
Defined Benefit Plans
Certain of the Company's subsidiaries sponsor defined benefit pension plans or non-retirement post-employment benefits covering substantially all of their employees. Benefits are provided based on employees' years
Logitech International S.A. | Fiscal 2024 Form 10-K | 84

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
The net periodic benefit cost of the defined benefit pension plans and the non-retirement post-employment benefit obligations for fiscal years 2024, 2023 and 2022 was as follows (in thousands):

	Years Ended March 31,
	2024	2023	2022
Service costs	$11,479	$13,195	$14,693
Interest costs	3,844	2,408	920
Expected return on plan assets	(6,950)	(3,754)	(2,930)
Amortization:
Net prior service credit recognized	(500)	(458)	(465)
Net actuarial gain recognized	(179)	(3,047)	(2,158)
Curtailment gain	—	(4,225)	—
Settlement loss (gain)	922	(339)	—
Total net periodic benefit cost	$8,616	$3,780	$10,060
The components of net periodic benefit cost other than the service costs component are included in other income (expense), net in the consolidated statements of operations.
The changes in projected benefit obligations for fiscal years 2024 and 2023 were as follows (in thousands):

	Years Ended March 31,
	2024	2023
Projected benefit obligations, beginning of the year	$195,336	$207,551
Service costs	11,479	13,195
Interest costs	3,844	2,408
Plan participant contributions	6,731	6,870
Actuarial loss (gain)	13,737	(22,965)
Benefits paid	(2,405)	(2,646)
Transfer of prior vested benefits	6,775	11,579
Plan amendments	380	—
Settlement	(22,522)	(15,348)
Curtailment	—	(3,923)
Administrative expense paid	(158)	(147)
Currency exchange rate changes	280	(1,238)
Projected benefit obligations, end of the year	$213,477	$195,336
The accumulated benefit obligation for all defined benefit pension plans as of March 31, 2024 and 2023 was $184.8 million and $170.3 million, respectively.
Actuarial loss (gain) related to the change in the benefit obligation for the Company's pension plans for fiscal years 2024 and 2023 were primarily due to changes in discount rate.
Logitech International S.A. | Fiscal 2024 Form 10-K | 85

The changes in the fair value of plan assets for fiscal years 2024 and 2023 were as follows (in thousands):

	Years Ended March 31,
	2024	2023
Fair value of plan assets, beginning of the year	$162,599	$156,118
Actual return on plan assets	7,558	(6,008)
Employer contributions	10,888	11,645
Plan participant contributions	6,731	6,870
Benefits paid	(2,405)	(2,646)
Transfer of prior vested benefits	6,775	11,579
Settlement	(22,522)	(15,348)
Administrative expenses paid	(158)	(147)
Currency exchange rate changes	1,174	536
Fair value of plan assets, end of the year	$170,640	$162,599
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
The following tables present the fair value of the defined benefit pension plan assets by major categories and by levels within the fair value hierarchy as of March 31, 2024 and 2023 (in thousands):

	March 31,
	2024			2023
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash and cash equivalents	$14,375	$—	$14,375	$7,071	$—	$7,071
Equity securities	54,534	—	54,534	51,963	—	51,963
Debt securities	42,153	—	42,153	43,493	—	43,493
Real estate funds	32,286	10,141	42,427	21,197	23,710	44,907
Hedge funds	—	10,400	10,400	606	7,907	8,513
Other	6,335	416	6,751	6,248	404	6,652
Total fair value of plan assets	$149,683	$20,957	$170,640	$130,578	$32,021	$162,599
The funded status of the plans was as follows (in thousands):

	Years Ended March 31,
	2024	2023
Fair value of plan assets	$170,640	$162,599
Less: projected benefit obligations	213,477	195,336
Underfunded status	$(42,837)	$(32,737)
Logitech International S.A. | Fiscal 2024 Form 10-K | 86

Amounts recognized on the balance sheets for the plans were as follows (in thousands):

	March 31,
	2024	2023
Current liabilities	$1,391	$1,407
Non-current liabilities	41,446	31,330
Total liabilities	$42,837	$32,737
Amounts recognized in accumulated other comprehensive income (loss) related to defined benefit pension plans were as follows (in thousands):

	March 31,
	2024	2023
Net prior service credits	$1,385	$2,201
Net actuarial gain (loss)	(6,445)	5,690
Accumulated other comprehensive income (loss)	(5,060)	7,891
Deferred taxes	(3,335)	(3,366)
Accumulated other comprehensive income (loss), net of tax	$(8,395)	$4,525
The actuarial assumptions for the defined benefit plans were as follows:

Years Ended March 31,
	2024	2023
Benefit Obligations:
Discount rate	1.50%- 7.00%	1.00% - 7.25%
Estimated rate of compensation increase	2.25% - 10.00%	2.25% - 10.00%
Cash balance interest credit rate	0.50% - 1.75%	0.00% - 1.75%

Years Ended March 31,
	2024	2023	2022
Net Periodic Costs:
Discount rate	1.50% - 7.25%	0.50% - 6.75%	0.25% - 6.00%
Estimated rate of compensation increase	2.25% - 10.00%	2.00% - 10.00%	2.00% - 10.00%
Expected average rate of return on plan assets	0.50% - 4.50%	1.00% - 2.50%	1.00% - 2.25%
Cash balance interest credit rate	0.50% - 1.75%	0.00% - 1.75%	0.00% - 1.75%
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
Logitech International S.A. | Fiscal 2024 Form 10-K | 87

The following table reflects the benefit payments that the Company expects the plans to pay in the periods noted (in thousands):

Years Ending March 31,
2025	$13,068
2026	12,113
2027	14,465
2028	13,055
2029	12,959
Next five fiscal years	68,520
Total expected benefit payments by the plan	$134,180
The Company expects to contribute $8.5 million to its defined benefit pension plans during fiscal year 2025.
Defined Contribution Plans
Certain of the Company's subsidiaries have defined contribution employee benefit plans covering all or a portion of their employees. Contributions to these plans are discretionary for certain plans and are based on specified or statutory requirements for others. The charges to expense for these plans for fiscal years 2024, 2023 and 2022, were $14.4 million, $14.4 million and $13.9 million, respectively.
Deferred Compensation Plan
One of the Company's subsidiaries offers a deferred compensation plan that permits eligible employees to make 100% vested salary and incentive compensation deferrals within established limits. The Company does not make contributions to the plan.
The deferred compensation plan's assets consist of marketable securities and are included in other assets on the consolidated balance sheets. The marketable securities were recorded at a fair value of $29.2 million and $28.2 million as of March 31, 2024 and 2023, respectively, based on quoted market prices (see Note 9). The Company also had deferred compensation liability of $29.2 million and $28.2 million, which are included in other non-current liabilities on the consolidated balance sheets as of March 31, 2024 and 2023, respectively. Earnings, gains and losses on deferred compensation investments are included in other income (expense), net (see Note 6) and corresponding changes in deferred compensation liability are included in operating expenses and cost of goods sold in the consolidated statements of operations.
Note 6—Other Income (Expense), Net
Other income (expense), net comprises of the following (in thousands):

	Years Ended March 31,
	2024	2023	2022
Investment gain (loss) related to the deferred compensation plan	$4,320	$(1,961)	$1,231
Currency exchange loss, net	(8,770)	(7,337)	(4,604)
Loss on investments, net (1)	(14,674)	(14,073)	(1,683)
Non-service cost net pension income and other (2)	2,748	10,093	5,616
Other income (expense), net	$(16,376)	$(13,278)	$560
(1) Includes realized gain (loss) on sales of investments, unrealized gain (loss) from the change in fair value of investments, gain (loss) on equity-method investments, and impairment of investments during the periods presented, as applicable (see Note 9).
(2) Includes the components of net periodic benefit cost of defined benefit plans other than the service cost component (see Note 5).

Logitech International S.A. | Fiscal 2024 Form 10-K | 88

Note 7—Income Taxes
The Company is incorporated in Switzerland but operates in various countries with differing tax laws and rates. Further, a portion of the Company's income before taxes and the provision for (benefit from) income taxes is generated outside of Switzerland.
Income from continuing operations before income taxes for fiscal years 2024, 2023 and 2022 is summarized as follows (in thousands):

	Years Ended March 31,
	2024	2023	2022
Swiss	$502,291	$282,970	$579,258
Non-Swiss	119,305	180,552	196,560
Income before taxes	$621,596	$463,522	$775,818
The provision for (benefit from) income taxes is summarized as follows (in thousands):

	Years Ended March 31,
	2024	2023	2022
Current:
Swiss	$26,833	$19,405	$59,659
Non-Swiss	25,044	48,829	44,094
Deferred:
Swiss	(47,517)	26,629	29,198
Non-Swiss	5,093	4,085	(1,646)
Provision for income taxes	$9,453	$98,947	$131,305
The difference between the provision for (benefit from) income taxes and the expected tax provision (tax benefit) at the Swiss statutory income tax rate of 8.5% is reconciled below (in thousands):

	Years Ended March 31,
	2024	2023	2022
Expected tax provision at statutory income tax rates	$52,836	$39,399	$65,945
Income taxes at different rates	47,595	38,467	61,296
Research and development tax credits	(9,738)	(152)	(5,957)
Swiss Tax Ruling	(50,051)	—	—
Executive compensation	407	749	4,683
Stock-based compensation	4,019	5,736	(9,141)
Deferred tax effects from TRAF	(33,926)	—	—
Valuation allowance	4,780	908	887
Impairment	—	1,881	—
Restructuring charges / (credits)	—	(1,764)	—
Unrecognized tax benefits	11,535	13,284	16,577
Audit settlement	—	—	(3,655)
FDII deduction	(18,675)	—	—
Other, net	671	439	670
Provision for income taxes	$9,453	$98,947	$131,305

Logitech International S.A. | Fiscal 2024 Form 10-K | 89

The canton of Vaud completed the legislative process to enact the Swiss Federal Act on Tax Reform and AHV Financing (“TRAF”), a reform to better align the Swiss tax system to international tax standards on March 20, 2020 that took effect as of January 1, 2020. In March 2020, the Company reached an agreement with the Vaud Tax Administration that would allow for an increase in the tax basis of goodwill, as a transition measure under TRAF, to be amortized over ten years beginning on January 1, 2020. During the fiscal year ended March 31, 2024, the Company reached an agreement to remeasure the tax basis of goodwill under TRAF with the canton of Vaud, which resulted in an income tax benefit of $25.1 million, net of assessment for uncertain tax positions. The remeasurement of the step-up will be amortized over the remaining ten-year amortization period.
On December 29, 2023, a change to the cantonal tax legislation was published. According to the law approved by the Vaud parliament, a progressive scale will be applicable for cantonal tax purposes resulting in an increase from the current tax rate of 13.61% to 14.28% effective fiscal year 2025. The increase in tax rate resulted in a tax benefit of $5.1 million due to a remeasurement of the Company's Swiss deferred tax assets in the fiscal year ended March 31, 2024.
On March 28, 2024, the Company executed a Swiss Tax Ruling with the canton of Vaud that provides future tax benefit for ten years. The Swiss Tax Ruling resulted in an income tax benefit of $50.1 million, which will be utilized over a ten-year period.
The Tax Cuts and Jobs Act enacted Section 250, which provides for a deduction with respect to Global Intangible Low-Taxed Income ("GILTI") and Foreign-Derived Intangible Income ("FDII") in the US. The application of this tax incentive is inherently complex. During the fiscal year ended March 31, 2024, the Company analyzed the applicability of FDII and determined that this tax incentive applies in fiscal 2021 to 2023 tax years. As a result, the Company realized a tax benefit of $18.7 million related to FDII. The Company has also concluded that any GILTI tax since the enactment of Tax Cuts and Jobs Act is immaterial.

Deferred income tax assets and liabilities consist of the following (in thousands):

	March 31,
	2024	2023
Deferred tax assets:
Tax attributes carryforward	$43,846	$36,700
Future tax deduction from Swiss Tax Ruling	49,755	—
Accruals	77,181	85,786
Depreciation and amortization	121	707
Tax step-up of goodwill from TRAF	105,942	100,514
Share-based compensation	13,718	11,093
Gross deferred tax assets	290,563	234,800
Valuation allowance	(35,536)	(30,766)
Deferred tax assets after valuation allowance	255,027	204,034
Deferred tax liabilities:
Acquired intangible assets and other	(30,901)	(34,848)
Deferred tax liabilities	(30,901)	(34,848)
Deferred tax assets, net	$224,126	$169,186
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
The Company had a valuation allowance against deferred tax assets of $35.5 million at March 31, 2024, compared to $30.8 million at March 31, 2023. The Company had a valuation allowance of $35.3 million as of March 31, 2024 against deferred tax assets in the state of California, an increase from $30.8 million as of March 31,
Logitech International S.A. | Fiscal 2024 Form 10-K | 90

2023 from activities during the year. The Company determined that it is more likely than not that the Company would not generate sufficient taxable income in the future to utilize such deferred tax assets.
As of March 31, 2024, the Company had net operating loss carryforwards in Switzerland for income tax purposes of $15.0 million which will begin to expire in fiscal year 2028. The Company had net operating loss and tax credit carryforwards in the United States for income tax purposes of $55.0 million and $79.7 million, respectively, as of March 31, 2024. Unused net operating loss carryforwards will expire at various dates beginning in fiscal year 2030. Certain net operating loss carryforwards in the United States relate to acquisitions and, as a result, are limited in the amount that can be utilized in any one year. The tax credit carryforwards will begin to expire in fiscal year 2028.
Swiss income taxes and non-Swiss withholding taxes associated with the repatriation of earnings or for other temporary differences related to investments in non-Swiss subsidiaries have not been provided for, as the Company intends to reinvest the earnings of such subsidiaries indefinitely. If these earnings were distributed to Switzerland in the form of dividends or otherwise, or if the shares of the relevant non-Swiss subsidiaries were sold or otherwise transferred, the Company may be subject to additional Swiss income taxes and non-Swiss withholding taxes. As of March 31, 2024, the cumulative amount of unremitted earnings of non-Swiss subsidiaries for which no income taxes have been provided is approximately $426.2 million. The amount of unrecognized deferred income tax liability related to these earnings is estimated to be approximately $16.0 million.
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
As of March 31, 2024 and 2023, the total amount of unrecognized tax benefits due to uncertain tax positions was $192.7 million and $186.8 million, respectively, all of which would affect the effective income tax rate if recognized.
As of March 31, 2024 and 2023, the Company had $112.6 million and $106.4 million, respectively, in non-current income taxes payable, including interest and penalties, related to the Company's income tax liability for uncertain tax positions.
The aggregate changes in gross unrecognized tax benefits in fiscal years 2024, 2023 and 2022 were as follows (in thousands).

March 31, 2021	$163,253
Lapse of statute of limitations	(4,232)
Settlements with taxing authorities	(2,015)
Increases in balances related to tax positions taken during the year	22,366
March 31, 2022	$179,372
Lapse of statute of limitations	(3,586)
Increases in balances related to tax positions taken during the year	15,214
March 31, 2023	$191,000
Lapse of statute of limitations	(3,863)
Settlements with taxing authorities	41
Increases in balances related to tax positions taken during prior years	705
Increases in balances related to tax positions taken during the year	22,332
March 31, 2024	$210,215
The Company recognizes interest and penalties related to unrecognized tax positions in income tax expense. The Company recognized $1.7 million and $2.7 million, in interest and penalties related to unrecognized tax positions in income tax expense during fiscal years 2024 and 2023, respectively. As of March 31, 2024 and 2023, the Company had $7.8 million, and $6.1 million, respectively, of accrued interest and penalties related to uncertain tax positions.
Logitech International S.A. | Fiscal 2024 Form 10-K | 91

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
Although the Company has adequately provided for uncertain tax positions, the provisions on these positions may change as revised estimates are made or the underlying matters are settled or otherwise resolved. During the next 12 months, it is reasonably possible that the amount of unrecognized tax benefits could increase or decrease significantly due to changes in tax law in various jurisdictions, due to lapse in statute of limitations and other factors, it is not possible to provide a range of potential changes.
Logitech International S.A. | Fiscal 2024 Form 10-K | 92

Note 8—Balance Sheet Components
The following table presents the components of certain balance sheet asset amounts as of March 31, 2024 and 2023 (in thousands):

	March 31,
	2024	2023
Accounts receivable, net:
Accounts receivable	$744,836	$851,576
Allowance for doubtful accounts	—	(86)
Allowance for sales returns	(10,180)	(10,146)
Allowance for cooperative marketing arrangements	(41,634)	(40,495)
Allowance for customer incentive programs	(60,027)	(71,645)
Allowance for pricing programs	(91,280)	(98,822)
	$541,715	$630,382
Inventories:
Raw materials	$65,209	$171,790
Finished goods	357,304	511,103
	$422,513	$682,893
Other current assets:
VAT receivables	$41,172	$60,343
Prepaid expenses and other assets	105,098	82,533
	$146,270	$142,876
Property, plant and equipment, net:
Plant, buildings and improvements	$84,189	$69,360
Equipment and tooling	296,857	309,151
Computer equipment	26,785	31,535
Software	86,161	79,118
	493,992	489,164
Less: accumulated depreciation and amortization	(387,293)	(396,855)
	106,699	92,309
Construction-in-process	7,180	26,399
Land	2,710	2,795
	$116,589	$121,503
Other assets:
Deferred tax assets	$224,831	$171,989
Right-of-use assets	61,163	67,330
Investments in privately held companies	28,662	33,323
Investments for deferred compensation plan	29,174	28,213
Other assets	6,364	15,438
	$350,194	$316,293

Logitech International S.A. | Fiscal 2024 Form 10-K | 93

The following table presents the components of certain balance sheet liability amounts as of March 31, 2024 and 2023 (in thousands):

	March 31,
	2024	2023
Accrued and other current liabilities:
Accrued customer marketing, pricing and incentive programs	$170,371	$206,546
Accrued personnel expenses	145,473	103,592
Accrued sales return liability	30,098	49,462
Accrued loss for inventory purchase commitments	29,349	46,608
VAT payable	28,253	33,328
Warranty liabilities	30,270	28,861
Income taxes payable	24,196	18,788
Deferred revenue (1)	19,262	11,017
Operating lease liabilities	15,107	12,655
Contingent consideration	1,215	6,629
Other current liabilities	143,668	125,653
	$637,262	$643,139
Other non-current liabilities:
Operating lease liabilities	$61,920	$58,361
Employee benefit plan obligations	42,707	32,421
Obligation for deferred compensation plan	29,174	28,213
Deferred revenue (1)	21,097	8,277
Warranty liabilities	14,384	12,025
Deferred tax liabilities	705	2,803
Other non-current liabilities	2,603	4,595
	$172,590	$146,695
(1) Includes deferred revenue for PCS and other services.
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
Logitech International S.A. | Fiscal 2024 Form 10-K | 94

The following table presents the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis, excluding assets related to the Company's defined benefit pension plans, classified by the level within the fair value hierarchy (in thousands):

	March 31, 2024			March 31, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,042,604	$—	$—	$661,884	$—	$—
Investments for deferred compensation plan included in other assets:
Cash	$312	$—	$—	$41	$—	$—
Common stock	573	—	—	988	—	—
Money market funds	8,129	—	—	9,606	—	—
Mutual funds	20,160	—	—	17,578	—	—
Total investments for deferred compensation plan	$29,174	$—	$—	$28,213	$—	$—

Currency derivative assets included in other current assets	$—	$913	$—	$—	$107	$—

Liabilities:
Contingent consideration included in accrued and other current liabilities	$—	$—	$1,215	$—	$—	$6,629
Currency derivative liabilities included in accrued and other current liabilities	$—	$573	$—	$—	$2,187	$—
Contingent Consideration for Business Acquisitions
The following table summarizes the change in the Company's contingent consideration balance during fiscal year 2024 and 2023 (in thousands):

	Year Ended March 31,
	2024	2023
Beginning of the period	$6,629	$12,259
Fair value of contingent consideration upon acquisition	—	2,151
Change in fair value of contingent consideration	(250)	—
Settlements of contingent consideration	(5,247)	(5,954)
Effect of foreign currency exchange rate changes	83	(1,827)
End of the period	$1,215	$6,629
Investments for Deferred Compensation Plan
The marketable securities for the Company's deferred compensation plan were recorded at a fair value of $29.2 million and $28.2 million as of March 31, 2024 and 2023, respectively, based on quoted market prices. Quoted market prices are observable inputs that are classified as Level 1 within the fair value hierarchy. Unrealized gains (losses) related to marketable securities for fiscal years 2024, 2023 and 2022 were not material and were included in other income (expense), net (see Note 6) and corresponding changes in the deferred compensation liability were included in operating expenses and cost of goods sold, in the Company's consolidated statements of operations.
Equity Method Investments

The Company has certain non-marketable investments included in other assets that are accounted for as equity method investments, with a carrying value of $18.0 million and $20.5 million as of March 31, 2024 and 2023, respectively. Gains (losses) related to equity method investments for fiscal years 2024, 2023 and 2022 were not material and are included in other income (expense), net in the Company's consolidated statements of operations (see Note 6).
Logitech International S.A. | Fiscal 2024 Form 10-K | 95

During fiscal year 2023, the Company recorded an impairment charge, before tax, of $21.4 million for one of its equity method investments as it was determined that the carrying value of the investment was not recoverable. The impairment charge is included in other income (expense), net in the Company's consolidated statement of operations for fiscal year 2023. There was no impairment of equity method investments during fiscal years 2022 and 2024.
Assets Measured at Fair Value on a Nonrecurring Basis
Financial Assets. The Company has certain equity investments without readily determinable fair values due to the absence of quoted market prices, the inherent lack of liquidity, and the fact that inputs used to measure fair value are unobservable and require management's judgment. When certain events or circumstances indicate that impairment may exist, the Company revalues the investments using various assumptions, including the financial metrics and ratios of comparable public companies. The carrying value is also adjusted for observable price changes with the same or similar security from the same issuer. The amount of these equity investments without readily determinable fair value included in other assets was $10.1 million and $12.6 million as of March 31, 2024 and 2023, respectively. During fiscal year 2023, the Company recorded an unrealized gain, before tax, of $6.9 million for its investment in a private company as a result of observable price changes for similar securities issued by this company (level 2 fair value measurement). There was no impairment of these investments during fiscal year 2022 and the impairment charges related to these investments were not material during fiscal years 2023 and 2024.
During fiscal year 2024, the Company recorded an impairment loss, before tax, of $9.6 million as a result of the write-off of a note receivable which has been deemed no longer recoverable. This note receivable was previously obtained in conjunction with an exchange transaction related to the Company's investment in a privately held company. The impairment loss is included in other income (expense), net, in the Company's consolidated statement of operations for the fiscal year 2024.
Non-Financial Assets. Goodwill, intangible assets, and property, plant and equipment, are not required to be measured at fair value on a recurring basis. However, if the Company is required to evaluate these non-financial assets for impairment, whether due to certain triggering events or because of the required annual impairment test, and a resulting impairment is recorded to reduce the carrying value to the fair value, the non-financial assets are measured at fair value during such period. See Note 2 for additional information about how the Company tests various asset classes for impairment. During fiscal year 2024 and fiscal year 2022, the Company recorded impairment charges of $3.5 million and $7.0 million, respectively, related to intangible assets. There was no impairment of non-financial assets during the fiscal year of 2023.
Note 10—Derivative Financial Instruments
 Under certain agreements with the respective counterparties to the Company's derivative contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, the Company presents its derivative assets and derivative liabilities on a gross basis in other current assets and accrued and other current liabilities, respectively, on the consolidated balance sheets as of March 31, 2024 and 2023. See Note 9 for the fair values of the Company’s derivative instruments as of March 31, 2024 and 2023.
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
The notional amounts of foreign currency exchange forward contracts outstanding related to forecasted inventory purchases were $90.5 million and $72.6 million as of March 31, 2024 and 2023, respectively. The
Logitech International S.A. | Fiscal 2024 Form 10-K | 96

Company had $1.1 million of net gain related to its cash flow hedges included in accumulated other comprehensive loss as of March 31, 2024, which will be reclassified into earnings within the next twelve months.
The following table presents the amounts of gain (loss) on the Company's derivative instruments designated as hedging instruments for fiscal years 2024, 2023 and 2022 and their locations on its consolidated statements of operations and consolidated statements of comprehensive income (in thousands):

	Amount of Gain (Loss) Deferred as a Component of Accumulated Other Comprehensive Loss			Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Loss to Costs of Goods Sold
	2024	2023	2022	2024	2023	2022
Cash flow hedges	$1,109	$2,625	$6,308	$3,964	$(8,391)	$(8,221)
The Company presents the earnings impact from forward points in the same line item that is used to present the earnings impact of the hedged item, i.e. cost of goods sold, for hedging forecasted inventory purchases and such amount is not material for all periods presented.
Other Derivatives
The Company also enters into foreign currency exchange forward and swap contracts to reduce the short-term effects of currency exchange rate fluctuations on certain receivables or payables denominated in currencies other than the functional currencies of its subsidiaries. These contracts generally mature within approximately one month. The primary risk managed by using forward and swap contracts is the currency exchange rate risk. The gains or losses on these contracts are not material and included in other income (expense), net in the consolidated statements of operations based on the changes in fair value. The notional amounts of these contracts outstanding as of March 31, 2024 and 2023 were $79.4 million and $111.2 million, respectively. Foreign currency exchange forward and swap contracts outstanding as of March 31, 2024 primarily consisted of contracts in New Taiwan Dollar, Canadian Dollar, and Brazilian Real to be settled at future dates at predetermined exchange rates.
The fair value of all foreign currency exchange forward and swap contracts is determined based on observable market transactions of spot currency rates and forward rates. Cash flows from these contracts are classified as operating activities in the consolidated statements of cash flows.
Note 11—Goodwill and Other Intangible Assets
The Company conducts its impairment analysis of goodwill annually at December 31 or more frequently if changes in facts and circumstances indicate that it is more likely than not that the fair value of the Company’s reporting unit may be less than its carrying amount. The Company conducted its annual impairment analysis of goodwill as of December 31, 2023 by performing a qualitative assessment and concluded that it was more likely than not that the fair value of its reporting unit exceeded its carrying amount. In assessing the qualitative factors, the Company considered the impact of change in industry and competitive environment, the Company's market capitalization and budgeted-to-actual revenue performance for the twelve months ended December 31, 2023. There have been no triggering events identified affecting the valuation of goodwill subsequent to the annual impairment test.
The following table summarizes the activities in the Company's goodwill balance (in thousands):

	Years Ended March 31,
	2024	2023
Beginning of the period	$454,610	$448,175
Acquisitions	8,156	7,976
Effects of foreign currency translation	(788)	(1,541)
End of the period	$461,978	$454,610
Logitech International S.A. | Fiscal 2024 Form 10-K | 97

The Company's acquired intangible assets were as follows (in thousands):

	March 31,
	2024			2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	$32,390	$(25,739)	$6,651	$36,790	$(26,774)	$10,016
Developed technology	107,421	(86,855)	20,566	121,730	(94,792)	26,938
Customer contracts/relationships	69,087	(51,061)	18,026	71,110	(47,688)	23,422
In-process R&D	—	—	—	3,526	—	3,526
Effects of foreign currency translation	(1,019)	379	(640)	(1,021)	292	(729)
Total	$207,879	$(163,276)	$44,603	$232,135	$(168,962)	$63,173
For fiscal years 2024, 2023 and 2022, amortization expense for intangible assets was $21.7 million, $24.4 million and $30.2 million, respectively. The Company expects that annual amortization expense for fiscal years 2025, 2026, 2027, 2028 and 2029 will be $19.8 million, $12.9 million, $5.7 million, $4.1 million and $1.8 million, respectively, and $0.3 million thereafter.
Note 12—Financing Arrangements
The Company had several uncommitted, unsecured bank lines of credit and letters of credit aggregating $172.5 million and $181.3 million as of March 31, 2024 and 2023, respectively. There are no financial covenants under the lines of credit with which the Company must comply. There was no borrowing outstanding under the lines of credit as of March 31, 2024 and 2023. As of March 31, 2024 and 2023, the Company had outstanding bank guarantees of $14.3 million and $13.6 million, respectively.
Note 13—Commitments and Contingencies
Product Warranties
Changes in the Company's warranty liabilities for fiscal years 2024 and 2023 were as follows (in thousands):

	Years Ended March 31,
	2024	2023
Beginning of the period	$40,886	$46,219
Provision	45,413	31,089
Settlements	(41,413)	(35,919)
Effects of foreign currency translation	(232)	(503)
End of the period	$44,654	$40,886
Indemnifications
The Company indemnifies certain of its suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses, including reasonable attorneys' fees. As of March 31, 2024, no material amounts have been accrued for these indemnification provisions. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under its indemnification arrangements.
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
Logitech International S.A. | Fiscal 2024 Form 10-K | 98

Legal Proceedings
From time to time the Company is involved in claims and legal proceedings that arise in the ordinary course of its business. The Company is currently subject to several such claims and legal proceedings. The Company intends to vigorously defend against them. Management periodically assesses the Company’s liabilities and contingencies in connection with these matters based upon the latest information available. The Company follows ASC ("Accounting Standards Codification") 450, Contingencies, in determining the accounting and disclosure for these contingencies. Based on currently available information, the Company does not believe that resolution of pending matters will have a material adverse effect on its financial condition, cash flows and results of operations. However, litigation is subject to inherent uncertainties, and there can be no assurances that the Company's defenses will be successful or that any such lawsuit or claim would not have a material adverse impact on the Company's business, financial condition, cash flows and results of operations in a particular period. Any claims or proceedings against the Company can have an adverse impact because of defense costs, diversion of management and operational resources, negative publicity and other factors. Any failure to obtain a necessary license or other rights, or litigation arising out of intellectual property claims, could adversely affect the Company's business.
Note 14—Shareholders' Equity
Share Capital
The Company's nominal share capital is CHF 43.3 million, consisting of 173,106,620 issued shares with a par value of CHF 0.25 each, of which 19,243,358 were held in treasury shares as of March 31, 2024.
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
Dividends
Pursuant to Swiss corporate law, the payment of dividends is limited to certain amounts of unappropriated retained earnings (approximately CHF 1.0 billion, or USD equivalent of $1.1 billion as of March 31, 2024) and is subject to shareholder approval.
In May 2024, the Board of Directors recommended that the Company pay cash dividends for fiscal year 2024 of CHF 1.16 per share (USD equivalent of approximately $1.28 per share, which would result in a gross aggregate dividend of approximately $197.2 million, based on the exchange rate and shares outstanding, net of treasury shares, on March 31, 2024).
In September 2023, the Company paid gross cash dividends of CHF 1.06 (USD equivalent of $1.16) per common share, totaling $182.3 million on the Company's outstanding common shares. In September 2022, the Company paid cash dividends of CHF 0.96 (USD equivalent of $0.98) per common share, totaling $158.7 million on the Company’s outstanding common shares. In September 2021, the Company paid cash dividends of CHF 0.87 (USD equivalent of $0.95) per common share, totaling $159.4 million on the Company's outstanding common shares.
Any future dividends will be subject to the approval of the Company's shareholders.
Legal Reserves
Under Swiss corporate law, a minimum of 5% of the Company's annual net income must be retained in a legal reserve until this legal reserve equals 20% of the Company's issued and outstanding aggregate par value per share capital. These legal reserves represent an appropriation of retained earnings that are not available for distribution and totaled $10.6 million at March 31, 2024 (based on the exchange rate at March 31, 2024).
Share Repurchases
2020 Share Repurchase Program

In May 2020, the Company's Board of Directors approved the 2020 share repurchase program, which authorized the Company to use up to $250.0 million to purchase Logitech shares to support equity incentive plans
Logitech International S.A. | Fiscal 2024 Form 10-K | 99

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

2023 Share Repurchase Program

In June 2023, the Company's Board of Directors approved a new, three-year share repurchase program, which allows the Company to use up to $1.0 billion to repurchase its shares. The 2023 share repurchase program enables the Company to repurchase shares for cancellation, as well as to support equity incentive plans or potential acquisitions. The Swiss Takeover Board approved the 2023 share repurchase program in July 2023 and the program became effective on July 28, 2023. During the fiscal year ended 2024, the Company repurchased 4.5 million shares for an aggregate cost of $364.7 million under the 2023 share repurchase program, of which $19.5 million of the aggregate cost was not paid yet as of March 31, 2024. 4.1 million shares for an aggregate cost of $332.1 million were repurchased for cancellation and the remaining shares were repurchased to support equity incentive plans. As of March 31, 2024, $635.8 million was available for repurchase under the 2023 share repurchase program.

Swiss law limits a company’s ability to hold or repurchase its own shares. The aggregate par value of all shares held in treasury by the Company and its subsidiaries may not exceed 10% of the share capital of the Company, which for the Company corresponds to approximately 17.3 million registered shares. This limitation does not apply to shares repurchased for cancellation, due to the Board of Directors’ authority under the Company’s capital band set forth in the Company’s Articles of Incorporation to cancel shares up to a limit of 10% of the Company's current share capital. As of March 31, 2024, the Company had a total of 19.2 million shares held in treasury stock, which includes 4.1 million shares that have been repurchased for cancellation.

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
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss were as follows (in thousands):

	Currency Translation Adjustment	Defined Benefit Plans	Deferred Hedging Gains (Losses)	Total
March 31, 2023	$(100,869)	$4,525	$(3,933)	$(100,277)
Other comprehensive income (loss)	(3,078)	(12,920)	5,073	(10,925)
March 31, 2024	$(103,947)	$(8,395)	$1,140	$(111,202)
Logitech International S.A. | Fiscal 2024 Form 10-K | 100

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

During fiscal year 2024, the Company changed its presentation of Sales by Product Category to provide a simpler and clearer view of the Company's business. The change in presentation did not have an impact on previously reported total sales. As a result of these changes, certain prior-period amounts for the fiscal years ended 2023 and 2022 have been reclassified to conform to the current period presentation. See Note 2 for further information on the change in presentation.
Sales by product category in the current presentation were as follows (in thousands):

	Years Ended March 31,
	2024	2023	2022
Gaming (1)	$1,231,063	$1,288,313	$1,577,195
Keyboards & Combos	821,441	836,432	967,301
Pointing Devices	742,987	728,357	781,108
Video Collaboration	609,361	677,923	667,570
Webcams	325,225	378,688	676,116
Tablet Accessories	254,060	254,374	310,123
Headsets	168,478	176,576	208,318
Other (2)	145,852	198,155	293,370
Total Sales	$4,298,467	$4,538,818	$5,481,101
(1) Gaming includes streaming services revenue generated by Streamlabs.
(2) Other primarily consists of mobile speakers and PC speakers.
Sales by geographic region (based on the customers' locations) for fiscal years 2024, 2023 and 2022 were as follows (in thousands):

	Years Ended March 31,
	2024	2023	2022
Americas	$1,896,258	$1,930,908	$2,317,941
EMEA	1,301,515	1,299,657	1,724,027
Asia Pacific	1,100,694	1,308,253	1,439,133
Total Sales	$4,298,467	$4,538,818	$5,481,101
Revenue from sales to customers in the United States represented 36%, 35% and 34% of sales in fiscal years 2024, 2023 and 2022, respectively. Revenue from sales to customers in Germany represented 14%, 14% and 15% of sales in fiscal years 2024, 2023 and 2022, respectively. Revenue from sales to customers in China represented 10%, 11% and 10% of sales in fiscal years 2024, 2023 and 2022, respectively. No other country represented more than 10% of sales during these periods presented herein. Revenue from sales to customers in Switzerland, the Company's country of domicile, represented 2% of sales for fiscal year 2024, and 3% of sales for each of fiscal years 2023 and 2022.
Logitech International S.A. | Fiscal 2024 Form 10-K | 101

Property, plant and equipment, net (excluding software) and right-of-use assets by geographic region were as follows (in thousands):

	March 31,
	2024	2023
Americas	$67,762	$59,183
EMEA	30,819	38,890
Asia Pacific	58,901	69,939
Total	$157,482	$168,012
Property, plant and equipment, net (excluding software) and right-of-use assets in the United States, China, and Ireland were $66.5 million, $41.2 million, and $16.2 million, respectively, as of March 31, 2024. Property, plant and equipment, net (excluding software) and right-of-use assets in the United States, China, and Ireland were $58.7 million, $48.8 million, and $17.7 million, respectively, as of March 31, 2023. Property, plant and equipment, net (excluding software) and right-of-use assets in Switzerland, the Company's country of domicile, were $9.0 million and $13.7 million as of March 31, 2024 and 2023, respectively. No other countries represented more than 10% of the Company's total consolidated property, plant and equipment, net (excluding software) and right-of-use assets as of March 31, 2024 or 2023.

Note 16—Restructuring
During the second quarter of fiscal year 2023, the Company initiated a restructuring plan to realign its business group and engineering structure with its go-to-market strategy to more effectively compete within the enterprise market and to better serve end-users. During the fourth quarter of fiscal year 2023, the Company undertook further actions to remove organization layers as well as streamline its marketing organization to increase efficiency. These actions resulted in charges related to employee severance and other termination benefits as well as contract termination and other costs. These restructuring activities have been substantially completed during fiscal year 2024.
The following table summarizes restructuring-related activities during fiscal years 2024 and 2023 (in thousands):

	Termination Benefits	Contract Termination and Other	Total
Accrued restructuring liability at March 31, 2022 (1)	$561	$896	$1,457
Charges, net	27,631	6,942	34,573
Cash payments	(14,015)	(2,481)	(16,496)
Accrued restructuring liability at March 31, 2023 (1)	$14,177	$5,357	$19,534
Charges, net	6,011	(2,145)	3,866
Cash payments	(18,375)	(1,757)	(20,132)
Accrued restructuring liability at March 31, 2024 (1)	$1,813	$1,455	$3,268
(1) The accrual balances are included in accrued and other current liabilities on the Company’s consolidated balance sheets.

Note 17 — Leases

The Company is a lessee in various non cancellable operating leases, primarily real estate facilities for office space. As of March 31, 2024, the Company's lease arrangements are comprised of operating leases with various expiration dates through December 31, 2033. The lease term for all of the Company’s leases includes the noncancellable period of the lease. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into the Company's determination of the duration of the lease arrangement. The Company's leases do not contain any material residual value guarantees.

The total operating lease costs including short-term lease costs were $19.5 million, $21.2 million and $17.3 million for the years ended March 31, 2024, 2023, and 2022, respectively. Total variable lease costs were not
Logitech International S.A. | Fiscal 2024 Form 10-K | 102

material during the years ended March 31, 2024, 2023 and 2022. The total operating and variable lease costs were included in cost of goods sold, marketing and selling, research and development, and general and administrative in the Company's consolidated statements of operations.

Supplemental cash flow information related to operating leases (in thousands):

	Years Ended March 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$13,489	$16,565	$15,400
ROU assets obtained in the exchange for operating lease liabilities	$8,593	$43,093	$22,174

Future lease payments included in the measurement of operating lease liabilities as of March 31, 2024 for the following five fiscal years and thereafter are as follows (in thousands):

Years Ending March 31,
2025	$15,943
2026	13,237
2027	12,099
2028	9,396
2029	8,655
Thereafter	32,813
Total lease payments	$92,143
Less: imputed interest	(13,235)
Less: tenant improvement allowance	(1,881)
Present value of lease liabilities	$77,027

Weighted-average lease terms and discount rates were as follows:

	Years Ended March 31,
	2024	2023
Weighted-average remaining lease terms (in years)	7.5	8.1
Weighted-average discount rate	3.8%	3.7%

Logitech International S.A. | Fiscal 2024 Form 10-K | 103

Schedule II
LOGITECH INTERNATIONAL S.A.
VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Years Ended March 31, 2024, 2023 and 2022 (in thousands)
The Company's Schedule II includes valuation and qualifying accounts related to allowances for doubtful accounts, sales returns, cooperative marketing arrangements, customer incentive programs, and pricing programs, for direct customers and tax valuation allowances. The Company also has sales incentive programs for indirect customers with whom it does not have a direct sales and receivable relationship. These programs are recorded as accrued liabilities and are not considered valuation or qualifying accounts.

	Balance at Beginning of Year	Charged (Credited) to Statement of Operations (1)	Claims and Adjustments Applied Against Allowances (1)	Balance at End of Year
Allowance for doubtful accounts:
2024	$86	$(86)	$—	$—
2023	$2,212	$(2,019)	$(107)	$86
2022	$1,161	$1,691	$(640)	$2,212
Allowance for sales returns:
2024	$10,146	$141,995	$(141,961)	$10,180
2023	$12,321	$157,619	$(159,794)	$10,146
2022	$14,438	$162,381	$(164,498)	$12,321
Allowance for cooperative marketing arrangements:
2024	$40,495	$232,837	$(231,698)	$41,634
2023	$56,372	$262,363	$(278,240)	$40,495
2022	$43,276	$286,116	$(273,020)	$56,372
Allowance for customer incentive programs:
2024	$71,645	$299,351	$(310,969)	$60,027
2023	$97,460	$329,666	$(355,481)	$71,645
2022	$76,200	$348,072	$(326,812)	$97,460
Allowance for pricing programs:
2024	$98,822	$707,954	$(715,496)	$91,280
2023	$120,797	$784,835	$(806,810)	$98,822
2022	$120,568	$885,228	$(884,999)	$120,797
Tax valuation allowance:
2024	$30,766	$4,770	$—	$35,536
2023	$29,858	$908	$—	$30,766
2022	$28,926	$887	$45	$29,858

(1) The amounts for fiscal years 2024, 2023 and 2022 include immaterial impacts from the business acquisitions during the year.

Logitech International S.A. | Fiscal 2024 Form 10-K | 104