Form 10-Q
period 2024-06-30
LOGITECH INTERNATIONAL S.A.
filed 2024-07-25
CIK 1032975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 11, 2024, there were 152,812,108 shares of the Registrant’s share capital outstanding.

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

Our fiscal year ends on March 31. Interim quarters are generally thirteen-week periods, each ending on a Friday of each quarter. The first quarter of fiscal year 2025 ended on June 28, 2024. The same quarter in the prior fiscal year ended on June 30, 2023. For purposes of presentation, we have indicated our quarterly periods end on the last day of the calendar quarter.
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

PART I — FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three months ended June 30,
	2024	2023
Net sales	$1,088,217	$974,499
Cost of goods sold	619,517	595,712
Amortization of intangible assets	2,442	3,145
Gross profit	466,258	375,642

Operating expenses:
Marketing and selling	196,905	179,185
Research and development	75,307	70,559
General and administrative	37,458	41,297
Amortization of intangible assets and acquisition-related costs	2,703	2,685
Restructuring charges, net	386	3,511
Total operating expenses	312,759	297,237

Operating income	153,499	78,405
Interest income	15,790	9,826
Other income (expense), net	(1,898)	(12,972)
Income before income taxes	167,391	75,259
Provision for income taxes	25,558	12,532
Net income	$141,833	$62,727

Net income per share:
Basic	$0.93	$0.39
Diluted	$0.92	$0.39

Weighted average shares used to compute net income per share:
Basic	153,300	158,859
Diluted	154,978	160,155

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three months ended June 30,
	2024	2023
Net income	$141,833	$62,727
Other comprehensive income (loss):
Currency translation gain (loss):
Currency translation loss, net of taxes	(5,219)	(1,529)
Defined benefit plans:
Reclassification of amortization included in other income (expense), net	(200)	(4)
Hedging gain (loss):
Deferred hedging gain (loss), net of taxes	1,582	(704)
Reclassification of hedging loss (gain) included in cost of goods sold	(733)	2,986
Total other comprehensive income (loss)	(4,570)	749
Total comprehensive income	$137,263	$63,476

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	June 30, 2024	March 31, 2024
Assets
Current assets:
Cash and cash equivalents	$1,534,380	$1,520,842
Accounts receivable, net	591,251	541,715
Inventories	459,582	422,513
Other current assets	141,413	146,270
Total current assets	2,726,626	2,631,340
Non-current assets:
Property, plant and equipment, net	113,265	116,589
Goodwill	462,003	461,978
Other intangible assets, net	39,490	44,603
Other assets	343,532	350,194
Total assets	$3,684,916	$3,604,704
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$554,301	$448,627
Accrued and other current liabilities	586,180	637,262
Total current liabilities	1,140,481	1,085,889
Non-current liabilities:
Income taxes payable	116,379	112,572
Other non-current liabilities	179,121	172,590
Total liabilities	1,435,981	1,371,051
Commitments and contingencies (Note 10)
Shareholders’ equity:
Registered shares, CHF 0.25 par value:	30,148	30,148
Issued shares — 173,106 at June 30, 2024 and March 31, 2024
Additional shares that may be issued out of conditional capital — 50,000 at June 30, 2024 and March 31, 2024
Additional shares that may be issued out of authorized capital — 17,311 at June 30, 2024 and March 31, 2024
Additional paid-in capital	57,036	63,524
Shares in treasury, at cost — 20,090 at June 30, 2024 and 19,243 at March 31, 2024	(1,418,051)	(1,351,336)
Retained earnings	3,695,574	3,602,519
Accumulated other comprehensive loss	(115,772)	(111,202)
Total shareholders’ equity	2,248,935	2,233,653
Total liabilities and shareholders’ equity	$3,684,916	$3,604,704

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three months ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$141,833	$62,727
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,506	17,498
Amortization of intangible assets	5,079	5,827
Loss on investments	1,186	11,823
Share-based compensation expense	23,405	21,511
Deferred income taxes	11,662	2,962
Other	(24)	24
Changes in assets and liabilities:
Accounts receivable, net	(53,952)	65,390
Inventories	(39,095)	110,440
Other assets	4,907	34,342
Accounts payable	109,028	(18,420)
Accrued and other liabilities	(42,506)	(74,329)
Net cash provided by operating activities	176,029	239,795
Cash flows from investing activities:
Purchases of property, plant and equipment	(14,586)	(16,238)
Purchases of deferred compensation investments	(695)	(1,069)
Proceeds from sales of deferred compensation investments	738	1,071
Other investing activities	(816)	(1,294)
Net cash used in investing activities	(15,359)	(17,530)
Cash flows from financing activities:
Purchases of registered shares	(130,899)	(95,076)
Proceeds from exercises of stock options and purchase rights	4,618	2,113
Tax withholdings related to net share settlements of restricted stock units	(18,853)	(24,196)
Net cash used in financing activities	(145,134)	(117,159)
Effect of exchange rate changes on cash and cash equivalents	(1,998)	(3,043)
Net increase in cash and cash equivalents	13,538	102,063
Cash and cash equivalents, beginning of the period	1,520,842	1,149,023
Cash and cash equivalents, end of the period	$1,534,380	$1,251,086

Supplementary Cash Flow Disclosures:
Non-cash investing and financing activities:
Property, plant and equipment purchased during the period and included in period end liability accounts	$8,130	$15,375
Right-of-use assets obtained in exchange for operating lease liabilities	$4,292	$1,399
Supplemental cash flow information:
Income taxes paid, net	$10,374	$10,019
The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)
(unaudited)
Three Months Ended June 30, 2024

			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
March 31, 2024	173,106	$30,148	$63,524	19,243	$(1,351,336)	$3,602,519	$(111,202)	$2,233,653
Total comprehensive income	—	—	—	—	—	141,833	(4,570)	137,263
Purchases of registered shares	—	—	—	1,444	(132,132)	—	—	(132,132)
Sales of shares upon exercise of stock options and purchase rights	—	—	(1,539)	(57)	6,157	—	—	4,618
Issuance of shares upon vesting of restricted stock units	—	—	(29,335)	(540)	59,260	(48,778)	—	(18,853)
Share-based compensation	—	—	24,386	—	—	—	—	24,386
June 30, 2024	173,106	$30,148	$57,036	20,090	$(1,418,051)	$3,695,574	$(115,772)	$2,248,935

Three Months Ended June 30, 2023

			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
March 31, 2023	173,106	$30,148	$127,380	13,763	$(977,266)	$3,177,575	$(100,277)	$2,257,560
Total comprehensive income	—	—	—	—	—	62,727	749	63,476
Purchases of registered shares	—	—	—	1,607	(95,076)	—	—	(95,076)
Sales of shares upon exercise of stock options and purchase rights	—	—	(1,867)	(48)	3,980	—	—	2,113
Issuance of shares upon vesting of restricted stock units	—	—	(97,977)	(838)	73,781	—	—	(24,196)
Share-based compensation	—	—	22,198	—	—	—	—	22,198
June 30, 2023	173,106	$30,148	$49,734	14,484	$(994,581)	$3,240,302	$(99,528)	$2,226,075

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

Basis of Presentation

The condensed consolidated financial statements include the accounts of Logitech and its subsidiaries. All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and therefore do not include all the information required by U.S. GAAP for complete financial statements. The condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2024, included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on May 16, 2024.

In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of only normal and recurring adjustments, necessary and in all material aspects, for a fair statement of the results of operations, comprehensive income, financial position, cash flows and changes in shareholders' equity for the periods presented. Operating results for the three months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2025, or any future periods.

Changes in Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies during the three months ended June 30, 2024 compared with the significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

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

Risks and Uncertainties
Impacts of Macroeconomic and Geopolitical Conditions on the Company's Business
The Company's business has continued to be impacted by macroeconomic and geopolitical conditions. These conditions include inflation, interest rate and foreign currency fluctuations, changes in fiscal policies, low economic growth in certain regions, and uncertainty in consumer and enterprise demand.
The global and regional economic and political conditions have caused and may continue to cause volatility in demand for the Company's products as well as the cost of materials and logistics, and transportation delays, and as a result may impact the pricing of the Company's products, product availability and the Company's results of operations.
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

Note 2 — Net Income Per Share

The following table summarizes the computations of basic and diluted net income per share for the three months ended June 30, 2024 and 2023 (in thousands, except per share amounts):

	Three months ended June 30,
	2024	2023
Net income	$141,833	$62,727

Shares used in net income per share computation:
Weighted average shares outstanding - basic	153,300	158,859
Effect of potentially dilutive equivalent shares	1,678	1,296
Weighted average shares outstanding - diluted	154,978	160,155

Net income per share:
Basic	$0.93	$0.39
Diluted	$0.92	$0.39

Share equivalents attributable to outstanding stock options and restricted stock units totaling 1.1 million and 2.0 million for the three months ended June 30, 2024 and 2023, respectively, were excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive. A small number of performance-

based restricted stock units were not included in the dilutive net income per share calculation because all necessary conditions had not been satisfied by the end of the respective period, and those shares were not issuable if the end of the reporting period were the end of the performance contingency period.

Note 3 — Employee Benefit Plans

Employee Share Purchase Plans and Stock Incentive Plans

As of June 30, 2024, the Company offers the 2006 Employee Share Purchase Plan (Non-U.S.), as amended and restated, the 1996 Employee Share Purchase Plan (U.S.), as amended and restated, and the 2006 Stock Incentive Plan, as amended and restated. Shares issued to employees as a result of purchases or exercises under these plans are generally issued from shares held in treasury stock.

The following table summarizes the share-based compensation expense and total income tax benefit recognized for share-based awards for the three months ended June 30, 2024 and 2023 (in thousands):

	Three months ended June 30,
	2024	2023
Cost of goods sold	$2,598	$1,415
Marketing and selling	11,851	10,483
Research and development	5,739	4,453
General and administrative	3,217	5,160
Total share-based compensation expense	23,405	21,511
Income tax benefit	(7,602)	(5,318)
Total share-based compensation expense, net of income tax benefit	$15,803	$16,193

The income tax benefit in the respective periods primarily consisted of tax benefits related to the share-based compensation expense for the period and direct tax benefit realized.

Share-based compensation costs capitalized as part of inventory were $2.5 million and $1.9 million for the three months ended June 30, 2024 and 2023, respectively.

Defined Benefit Plans

Certain of the Company’s subsidiaries sponsor defined benefit pension plans or non-retirement post-employment benefits covering substantially all of their employees. Benefits are provided based on employees’ years of service and earnings, or in accordance with applicable employee benefit regulations. The Company’s practice is to fund amounts sufficient to meet the requirements set forth in the applicable employee benefit and tax regulations. The costs of $1.7 million and $1.9 million recorded for the three months ended June 30, 2024 and 2023, respectively, were primarily related to service costs.

Note 4 — Income Taxes

The Company is incorporated in Switzerland but operates in various countries with differing tax laws and rates. Further, a portion of the Company’s income before taxes and the provision for (benefit from) income taxes are generated outside of Switzerland.

The income tax provision for the three months ended June 30, 2024 was $25.6 million based on an effective income tax rate of 15.3% of pre-tax income. The income tax provision for the same period ended June 30, 2023 was $12.5 million based on an effective income tax rate of 16.7% of pre-tax income.

The change in the effective income tax rate for the three months ended June 30, 2024 compared with the same period ended June 30, 2023 was primarily due to the change in the mix of income and losses in the various tax jurisdictions in which the Company operates, the favorable tax impacts from share-based compensation and Foreign-Derived Intangible Income.

The Base Erosion and Profit Shifting Project (the “BEPS Project”) undertaken by the Organization for Economic Co-operation and Development (the "OECD") recommended changes to numerous long-standing tax principles, including a proposal to reallocate profits among tax jurisdictions in which companies do business (“Pillar One”) and establishing a minimum tax on global income (“Pillar Two”). Some jurisdictions, including Switzerland, where the Company operates are implementing Pillar Two laws to effectuate a 15% minimum tax. The minimum tax effective beginning in fiscal year 2025 for the Company, is treated as a current cost and does not have a material impact on the Company's effective tax rate. The OECD and participating countries continue to issue underlying rules and administrative guidance related to Pillar Two, and the Company continues to monitor the relevant developments.

Note 5 — Balance Sheet Components

The following table presents the components of certain balance sheet asset amounts (in thousands):

	June 30, 2024	March 31, 2024
Accounts receivable, net:
Accounts receivable	$814,127	$744,836
Allowance for sales returns	(12,212)	(10,180)
Allowance for cooperative marketing arrangements	(45,590)	(41,634)
Allowance for customer incentive programs	(67,324)	(60,027)
Allowance for pricing programs	(97,750)	(91,280)
	$591,251	$541,715
Inventories:
Raw materials	$54,113	$65,209
Finished goods	405,469	357,304
	$459,582	$422,513
Other current assets:
Value-added tax ("VAT") receivables	$34,551	$41,172
Prepaid expenses and other assets	106,862	105,098
	$141,413	$146,270
Property, plant and equipment, net:
Property, plant and equipment	$511,096	$503,882
Less: accumulated depreciation and amortization	(397,831)	(387,293)
	$113,265	$116,589
Other assets:
Deferred tax assets	$215,504	$224,831
Right-of-use assets	61,846	61,163
Investments for deferred compensation plan	30,887	29,174
Investments in privately held companies	28,292	28,662
Other assets	7,003	6,364
	$343,532	$350,194

The following table presents the components of certain balance sheet liability amounts (in thousands):

	June 30, 2024	March 31, 2024
Accrued and other current liabilities:
Accrued customer marketing, pricing and incentive programs	$166,516	$170,371
Accrued personnel expenses	112,249	145,473
Warranty liabilities	30,476	30,270
Accrued sales return liability	29,920	30,098
Accrued loss for inventory purchase commitments	26,208	29,349
Income taxes payable	25,482	24,196
VAT payable	21,958	28,253
Deferred revenue (1)	21,127	19,262
Operating lease liabilities	15,009	15,107
Other current liabilities	137,235	144,883
	$586,180	$637,262
Other non-current liabilities:
Operating lease liabilities	$62,886	$61,920
Employee benefit plan obligations	42,091	42,707
Obligation for deferred compensation plan	30,887	29,174
Deferred revenue (1)	25,883	21,097
Warranty liabilities	14,026	14,384
Deferred tax liabilities	708	705
Other non-current liabilities	2,640	2,603
	$179,121	$172,590
(1) Includes deferred revenue for post-contract customer support and other services.

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis, excluding assets related to the Company’s defined benefit pension plans, classified by the level within the fair value hierarchy (in thousands):

	June 30, 2024			March 31, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,062,484	$—	$—	$1,042,604	$—	$—
Investments for deferred compensation plan included in other assets:
Cash	$144	$—	$—	$312	$—	$—
Common stock	627	—	—	573	—	—
Money market funds	8,664	—	—	8,129	—	—
Mutual funds	21,452	—	—	20,160	—	—
Total investments for deferred compensation plan	$30,887	$—	$—	$29,174	$—	$—

Currency derivative assets included in other current assets	$—	$1,546	$—	$—	$913	$—

Liabilities:
Contingent consideration included in accrued and other current liabilities	$—	$—	$1,222	$—	$—	$1,215
Currency derivative liabilities included in accrued and other current liabilities	$—	$68	$—	$—	$573	$—

Investments for Deferred Compensation Plan

The marketable securities for the Company's deferred compensation plan were recorded at a fair value of $30.9 million and $29.2 million, as of June 30, 2024 and March 31, 2024, respectively, based on quoted market prices. Quoted market prices are observable inputs that are classified as Level 1 within the fair value hierarchy. Unrealized gains (losses) related to marketable securities for the three months ended June 30, 2024 and 2023 were not material and were included in other income (expense), net, and corresponding changes in the deferred compensation liability were included in operating expenses and cost of goods sold, in the Company's condensed consolidated statements of operations.

Equity Method Investments

The Company has certain non-marketable investments included in other assets that are accounted for as equity method investments, with a carrying value of $18.8 million and $18.0 million as of June 30, 2024 and March 31, 2024, respectively. Gains (losses) related to equity method investments for the three months ended June 30, 2024 and 2023 were not material and are included in other income (expense), net, in the Company's condensed consolidated statements of operations. There was no impairment of equity method investments during the three months ended June 30, 2024 and 2023.

Assets Measured at Fair Value on a Nonrecurring Basis

Financial Assets

The Company has certain equity investments without readily determinable fair values due to the absence of quoted market prices, the inherent lack of liquidity, and the fact that inputs used to measure fair value are unobservable and require management's judgment. When certain events or circumstances indicate that impairment may exist, the Company revalues the investments using various assumptions, including the financial metrics and ratios of comparable public companies. The carrying value is also adjusted for observable price changes with the same or similar security from the same issuer. The amount of these equity investments without readily determinable fair value included in other assets was $8.9 million and $10.1 million as of June 30, 2024 and March 31, 2024, respectively. The impairment charges related to these equity investments were not material during three months ended June 30, 2024. There were no impairment charges related to these equity investments during the three months ended June 30, 2023.

During the three months ended June 30, 2023, the Company recorded an impairment loss, before tax, of $9.6 million as a result of the write-off of a note receivable which has been deemed no longer recoverable. This note receivable was previously obtained in conjunction with an exchange transaction related to the Company's investment in a privately held company. The impairment loss is included in other income (expense), net, in the Company's condensed consolidated statement of operations for the three months ended June 30, 2023.

Non-Financial Assets

Goodwill, intangible assets, and property, plant and equipment, are not required to be measured at fair value on a recurring basis. However, if the Company is required to evaluate these non-financial assets for impairment, whether due to certain triggering events or because of the required annual impairment test, and a resulting impairment is recorded to reduce the carrying value to the fair value, the non-financial assets are measured at fair value during such period. There was no impairment of non-financial assets during the three months ended June 30, 2024 and 2023.

Note 7 — Derivative Financial Instruments

Under certain agreements with the respective counterparties to the Company’s derivative contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, the Company presents its derivative assets and derivative liabilities on a gross basis in other current assets and accrued and other current liabilities, respectively, on the condensed consolidated balance sheets as of June 30, 2024 and March 31, 2024. See Note 6 for the fair values of the Company’s derivative instruments as of June 30, 2024 and March 31, 2024.

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

The notional amounts of foreign currency exchange forward contracts outstanding related to forecasted inventory purchases were $119.6 million and $90.5 million as of June 30, 2024 and March 31, 2024, respectively. The Company had $2.0 million of net gain related to its cash flow hedges included in accumulated other comprehensive loss as of June 30, 2024, which will be reclassified into earnings within the next twelve months.

The following table presents the amounts of gain (loss) on the Company’s derivative instruments designated as hedging instruments for the three months ended June 30, 2024 and 2023 and their locations on its condensed consolidated statements of operations and condensed consolidated statements of comprehensive income (in thousands):

	Three months ended June 30,
	Amount of Gain (Loss) Deferred as a Component of Accumulated Other Comprehensive Loss		Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Loss to Costs of Goods Sold
	2024	2023	2024	2023
Cash flow hedges	$1,582	$(704)	$(733)	$2,986

The Company presents the earnings impact from forward points in the same line item that is used to present the earnings impact of the hedged item, i.e., cost of goods sold, for hedging forecasted inventory purchases and such amount is not material for all periods presented.

Other Derivatives

The Company also enters into foreign currency exchange forward and swap contracts to reduce the short-term effects of currency exchange rate fluctuations on certain receivables or payables denominated in currencies other than the functional currencies of its subsidiaries. These contracts generally mature within approximately one month. The primary risk managed by using forward and swap contracts is the currency exchange rate risk. The gains or losses on these contracts are not material and included in other income (expense), net, in the condensed consolidated statements of operations based on the changes in fair value. The notional amounts of these contracts outstanding as of June 30, 2024 and March 31, 2024 were $93.8 million and $79.4 million, respectively.

The fair value of all foreign currency exchange forward and swap contracts is determined based on observable market transactions of spot currency rates and forward rates. Cash flows from these contracts are classified as operating activities in the condensed consolidated statements of cash flows.

Note 8 — Goodwill and Other Intangible Assets

The Company conducts its impairment analysis of goodwill annually at December 31 or more frequently if changes in facts and circumstances indicate that it is more likely than not that the fair value of the Company’s reporting unit may be less than its carrying amount. There have been no triggering events identified affecting the valuation of goodwill and intangible assets during the three months ended June 30, 2024 and 2023.

The following table summarizes the activities in the Company’s goodwill balance (in thousands):

As of March 31, 2024	$461,978
Effects of foreign currency translation	25
As of June 30, 2024	$462,003

The Company's acquired intangible assets were as follows (in thousands):

	June 30, 2024			March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	$32,390	$(26,473)	$5,917	$32,390	$(25,739)	$6,651
Developed technology	107,421	(89,311)	18,110	107,421	(86,855)	20,566
Customer contracts/relationships	69,087	(52,957)	16,130	69,087	(51,061)	18,026
Effects of foreign currency translation	(1,048)	381	(667)	(1,019)	379	(640)
Total	$207,850	$(168,360)	$39,490	$207,879	$(163,276)	$44,603

Note 9 — Financing Arrangements

The Company had several uncommitted, unsecured bank lines of credit and letters of credit aggregating $171.8 million and $172.5 million as of June 30, 2024 and March 31, 2024, respectively. There are no financial covenants under the lines of credit with which the Company must comply. There was no borrowing outstanding under the lines of credit as of June 30, 2024 or March 31, 2024. As of June 30, 2024 and March 31, 2024, the Company had outstanding bank guarantees of $13.5 million and $14.3 million, respectively.

Note 10 — Commitments and Contingencies

Product Warranties

Changes in the Company’s warranty liabilities for the three months ended June 30, 2024 and 2023 were as follows (in thousands):

	Three months ended June 30,
	2024	2023
Beginning of the period	$44,654	$40,886
Provision	10,186	9,092
Settlements	(10,038)	(9,918)
Effects of foreign currency translation	(300)	(175)
End of the period	$44,502	$39,885

Indemnifications

The Company indemnifies certain suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of June 30, 2024, no material amounts have been accrued for indemnification provisions. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under its indemnification arrangements.

The Company also indemnifies its current and former directors and certain current and former officers. Certain costs incurred for providing such indemnification may be recoverable under various insurance policies. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements because these exposures are not capped, the obligations are conditional in nature, and the facts and circumstances involved in any situation that might arise are variable.

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

Note 11 — Shareholders’ Equity

Share Repurchases

In June 2023, the Company's Board of Directors approved a three-year share repurchase program, which allows the Company to use up to $1.0 billion to repurchase its shares. The 2023 share repurchase program enables the Company to repurchase shares for cancellation, as well as to support equity incentive plans or potential acquisitions. The Swiss Takeover Board approved the 2023 share repurchase program in July 2023 and the program became effective on July 28, 2023. During the three months ended June 30, 2024, the Company repurchased 1.4 million shares for an aggregate cost of $132.1 million under the 2023 share repurchase program for cancellation, of which $20.8 million of the aggregate cost was not paid yet as of June 30, 2024. As of June 30, 2024, $503.8 million was available for repurchase under the 2023 share repurchase program.

During the three months ended June 30, 2023, the Company repurchased 1.6 million shares for an aggregate cost of $95.1 million under the previous share repurchase program. This program was initially approved by the Company's Board of Directors in May 2020, to purchase Logitech shares to support equity incentive plans or potential acquisitions, and expired on July 27, 2023.

Swiss law limits a company’s ability to hold or repurchase its own shares. The aggregate par value of all shares held in treasury by the Company and its subsidiaries may not exceed 10% of the share capital of the Company, which for the Company corresponds to approximately 17.3 million registered shares. This limitation does not apply to shares repurchased for cancellation, due to the Board of Directors’ authority under the Company’s capital band set forth in the Company’s Articles of Incorporation to cancel shares up to a limit of 10% of the Company's current share capital. As of June 30, 2024, the Company had a total of 20.1 million shares held in treasury stock, which includes 5.6 million shares that have been repurchased for cancellation and 14.5 million shares that have been purchased to support equity incentive plans or potential acquisitions.

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

Accumulated Other Comprehensive Loss

The accumulated other comprehensive loss was as follows (in thousands):

	Currency Translation Adjustment	Defined Benefit Plans	Deferred Hedging Gains	Total
March 31, 2024	$(103,947)	$(8,395)	$1,140	$(111,202)
Other comprehensive income (loss)	(5,219)	(200)	849	(4,570)
June 30, 2024	$(109,166)	$(8,595)	$1,989	$(115,772)

Note 12 — Segment Information

The Company operates in a single operating segment that encompasses the design, manufacturing and marketing of peripherals for gaming, personal computers ("PCs"), tablets, video conferencing, and other digital platforms. Operating performance measures are provided directly to the Company's Chief Executive Officer ("CEO"), who is considered to be the Company’s Chief Operating Decision Maker. The CEO periodically reviews information such as sales and adjusted operating income (loss) to make business decisions. These operating performance measures do not include restructuring charges, net, share-based compensation expense, amortization and impairment of intangible assets, acquisition-related costs, and change in fair value of contingent consideration from business acquisitions.

Sales by product category for the three months ended June 30, 2024 and 2023 were as follows (in thousands):

	Three months ended June 30,
	2024	2023
Gaming (1)	$309,475	$266,429
Keyboards & Combos	215,333	180,855
Pointing Devices	189,946	174,454
Video Collaboration	147,042	139,346
Webcams	72,904	75,200
Tablet Accessories	78,539	70,336
Headsets	44,236	36,850
Other (2)	30,742	31,029
Total Sales	$1,088,217	$974,499
(1) Gaming includes streaming services revenue generated by Streamlabs.
(2) Other primarily consists of mobile speakers and PC speakers.

Sales by geographic region (based on the customers’ locations) for the three months ended June 30, 2024 and 2023 were as follows (in thousands):

	Three months ended June 30,
	2024	2023
Americas	$485,289	$445,168
EMEA	309,817	258,878
Asia Pacific	293,111	270,453
Total Sales	$1,088,217	$974,499

Revenue from sales to customers in the United States, China and Germany each represented 10% or more of the total consolidated sales for each of the periods presented herein. No other countries represented 10% or more of the Company’s total consolidated sales for the periods presented herein.

Switzerland, the Company’s country of domicile, represented 2% of the Company's total consolidated sales for each of the three months ended June 30, 2024 and 2023.

Three customers of the Company each represented 10% or more of the total consolidated gross sales for each of the three months ended June 30, 2024 and 2023.

Property, plant and equipment, net (excluding software) and right-of-use assets by geographic region were as follows (in thousands):

	June 30, 2024	March 31, 2024
Americas	$65,661	$67,762
EMEA	30,919	30,819
Asia Pacific	57,690	58,901
Total	$154,270	$157,482

 Property, plant and equipment, net (excluding software) and right-of-use assets in the United States, China, and Ireland were $64.3 million, $40.9 million and $15.7 million, respectively, as of June 30, 2024, and $66.5 million, $41.2 million, and $16.2 million, respectively, as of March 31, 2024. No other countries represented more than 10% of the Company’s total consolidated property, plant and equipment, net (excluding software) and right-of-use assets as of June 30, 2024 or March 31, 2024.

Property, plant and equipment, net (excluding software) and right-of-use assets in Switzerland, the Company’s country of domicile, were $7.7 million and $9.0 million as of June 30, 2024 and March 31, 2024, respectively.

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
•Our business strategy and investment priorities in relation to competitive offerings and evolving consumer demand trends affecting our products and markets, current and future worldwide geopolitical, economic and capital market conditions, including fluctuations in currency exchange rates, changes in fiscal policies, inflation, economic downturns, and disruptions in global logistics;
•Our expectations regarding any restructuring efforts, including the timing thereof;
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

Forward-looking statements also include, among others, those statements including the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “predict,” “should,” “will,” and similar language. These statements reflect our views and assumptions as of the date of this Quarterly Report on Form 10-Q. All forward-looking statements involve risks and uncertainties that could cause our actual performance to differ materially from those anticipated in the forward-looking statements depending on a variety of factors. Important information as to these factors can be found in this Quarterly Report on Form 10-Q under the headings of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Company Overview,” “Critical Accounting Estimates,” and “Liquidity and Capital Resources,” among others. Factors that might cause or contribute to such differences include, but are not limited to, those discussed under Part II, Item 1A “Risk Factors” as well as elsewhere in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended March 31, 2024, and in our other filings with the U.S. Securities and Exchange Commission, or “SEC.” You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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
Our diverse portfolio includes: Gaming, Keyboards & Combos, Pointing Devices, Video Collaboration, Webcams, Tablet Accessories, and Headsets. These products are all classified under a single operating segment: Peripherals (see Note 12 to our condensed consolidated financial statements).
We sell our products to a broad network of international customers in the Americas, Europe, the Middle East and Africa (“EMEA”) and Asia Pacific. This includes direct sales to retailers, e-tailers, and end consumers through our e-commerce platform, and indirect sales to end customers through distributors.
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
Impacts of Macroeconomic and Geopolitical Conditions on our Business
Our business has continued to be impacted by macroeconomic and geopolitical conditions. These conditions include inflation, interest rate and foreign currency fluctuations, changes in fiscal policies, low economic growth in certain regions, and uncertainty in consumer and enterprise demand.
The global and regional economic and political conditions have caused and may continue to cause volatility in demand for our products as well as cost of materials and logistics, and transportation delays, and as a result may impact the pricing of our products, product availability and our results of operations.
For additional information, see Part II, Item 1A "Risk Factors."
Trends and Uncertainties
Several long-term secular-trends offer long-term structural growth opportunities across Logitech’s product portfolio. We design, create and sell products that benefit from these secular trends which include the following:
•Hybrid work: Hybrid work provides an opportunity to equip multiple workspaces including in the office and other places of work, as well as at home and away from home. Hybrid work also provides an opportunity for increased enterprise and consumer adoption of video conferencing. Our video collaboration products are compatible with a variety of video conference platforms, including Zoom, Microsoft Teams and Google Meet.
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

We expect these challenges to continue in the near-term. We have taken steps to mitigate the impact of these challenges, including but not limited to: (i) maintaining discipline in our operating expenses, (ii) managing inventory levels to align with demand, (iii) continued investment in our B2B capabilities, and (iv) release of new products to increase the value proposition of our portfolio.
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
Summary of Financial Results
Our total sales for the three months ended June 30, 2024 increased 12%, compared to the three months ended June 30, 2023, primarily due to an increase in sales for Gaming, Keyboards & Combos and Pointing Devices, driven by improved demand.
Sales for the three months ended June 30, 2024 increased 20%, 9%, and 8% in EMEA, the Americas, and Asia Pacific regions, respectively, compared to the three months ended June 30, 2023.
Gross margin was 42.8% for the three months ended June 30, 2024 and increased by 430 basis points, compared to the three months ended June 30, 2023, primarily driven by lower product costs, as well as lower promotional spend.
Operating expenses for the three months ended June 30, 2024 were $312.8 million, or 28.7% of sales, compared to $297.2 million, or 30.5% of sales, for the three months ended June 30, 2023. The increase in operating expense was primarily driven by an increase in marketing and advertising spend.
We had an income tax provision of $25.6 million and $12.5 million for the three months ended June 30, 2024 and June 30, 2023, respectively. The change in the income tax provision for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was primarily due to the mix of income and losses in the various tax jurisdictions in which we operate, the favorable tax impacts from share-based compensation and Foreign-Derived Intangible Income.
Net income for the three months ended June 30, 2024 was $141.8 million compared to $62.7 million for the three months ended June 30, 2023.
Critical Accounting Estimates
The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make assumptions, judgments, and estimates, that affect reported amounts of assets, liabilities, sales and expenses, and the disclosure of contingent assets and liabilities.
We consider an accounting estimate critical if it (i) requires management to make judgments and estimates about matters that are inherently uncertain and (ii) is important to an understanding of our financial condition and operating results.
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
There have been no material changes in our critical accounting estimates during the three months ended June 30, 2024 compared with the critical accounting estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.
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
Results of Operations

Net Sales

Our sales for the three months ended June 30, 2024 increased 12%, compared to the three months ended June 30, 2023, primarily due to an increase in sales for Gaming, Keyboards & Combos and Pointing Devices, driven by improved demand. If currency exchange rates had been constant in the three months ended June 30, 2024 and 2023, our sales growth rate in constant currency would have been 13%.

Sales Denominated in Other Currencies

Although our financial results are reported in U.S. Dollars, a portion of our sales was generated in currencies other than the U.S. Dollar, such as the Euro, Chinese Renminbi, Australian Dollar, Canadian Dollar, Japanese Yen, Pound Sterling and New Taiwan Dollar. During the three months ended June 30, 2024, approximately 49% of our sales were denominated in currencies other than the U.S. Dollar.

Sales by Region

The following table presents the change in sales by region for the three months ended June 30, 2024, compared with the three months ended June 30, 2023:

	Sales Growth Rate	Constant Dollar Sales Growth Rate
Americas	9%	9%
EMEA	20%	20%
Asia Pacific	8%	13%

Americas:

The increase in sales in the Americas region for the three-month period presented above was primarily driven by an increase in sales for Keyboards & Combos, Gaming, and Pointing Devices.

EMEA:

The increase in sales in our EMEA region for the three-month period presented above was primarily driven by an increase in sales for Keyboards & Combos, Gaming, and Pointing Devices.

Asia Pacific:

The increase in sales in our Asia Pacific region for the three-month period presented above was primarily driven by an increase in sales for Gaming and Keyboards & Combos.

Sales by Product Category

Sales by product category for the three months ended June 30, 2024 and 2023 were as follows (dollars in thousands):

	Three months ended June 30,
	2024	2023	Change
Gaming (1)	$309,475	$266,429	16%
Keyboards & Combos	215,333	180,855	19
Pointing Devices	189,946	174,454	9
Video Collaboration	147,042	139,346	6
Webcams	72,904	75,200	(3)
Tablet Accessories	78,539	70,336	12
Headsets	44,236	36,850	20
Other (2)	30,742	31,029	(1)
Total Sales	$1,088,217	$974,499	12%
(1) Gaming includes streaming services revenue generated by Streamlabs.
(2) Other primarily consists of mobile speakers and PC speakers.
Gaming
Our Gaming category includes gaming mice, steering wheels, headsets, keyboards, console gaming headsets, studio-quality Blue Microphones and Streamlabs services.

Sales of Gaming increased 16% for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily driven by an increase in sales of gaming mice and gaming steering wheels.

Keyboards & Combos
Our Keyboards & Combos category includes PC keyboards and keyboard/mice combo products.

Sales of Keyboards & Combos increased 19% for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily driven by an increase in sales of cordless combo products.

Pointing Devices
Our Pointing Devices category includes PC- and Mac-related mice including trackballs and presentation tools.

Sales of Pointing Devices increased 9% for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily driven by an increase in sales of cordless mice.

Video Collaboration
Our Video Collaboration category includes Logitech’s conference room cameras, which combine affordable enterprise-quality audio and high definition 4K video to bring video conferencing to a variety of room sizes.

Sales of Video Collaboration increased 6% for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily due to an increase in sales of conference room cameras and docks.

Webcams
Our Webcams category includes PC-based webcams that are targeted primarily at consumers, including streaming cameras, and VC webcams that turn any desktop into an instant collaboration space.

Sales of Webcams decreased 3% for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily driven by a decrease in sales of our VC webcams, partially offset by an increase of sales of our PC-based webcams.

Tablet Accessories
Our Tablet Accessories category primarily includes tablet keyboards.

Sales of Tablet Accessories increased 12% for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily driven by an increase in sales of Rugged Combo 4 Touch and Rugged Combo 4, partially offset by a decrease in sales of Rugged Combo 3 Touch. Sales of Tablet Accessories for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, benefited from strong demand from the education sector.

Headsets
Our Headsets category includes PC and VC headsets, in-ear headphones, and premium wireless earbuds.

Sales of Headsets increased 20% for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily driven by an increase in sales of corded and cordless PC headsets and VC headsets.

Other
Our Other category primarily consists of mobile speakers and PC speakers.

Sales in Other category remained flat for the three months ended June 30, 2024, compared to the three months ended June 30, 2023.

Gross Profit

Gross profit for the three months ended June 30, 2024 and 2023 was as follows (dollars in thousands):

	Three months ended June 30,
	2024	2023	Change
Net sales	$1,088,217	$974,499	12%
Gross profit	$466,258	$375,642	24%
Gross margin	42.8%	38.5%

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

Gross margin was 42.8% for the three months ended June 30, 2024 and increased by 430 basis points compared to the three months ended June 30, 2023. The gross margin increase was primarily driven by lower product costs, as well as lower promotional spend.

Operating Expenses

Operating expenses for the three months ended June 30, 2024 and 2023 were as follows (dollars in thousands):

	Three months ended June 30,
	2024	2023
Marketing and selling	$196,905	$179,185
% of sales	18.1%	18.4%
Research and development	75,307	70,559
% of sales	6.9%	7.2%
General and administrative	37,458	41,297
% of sales	3.5%	4.2%
Amortization of intangible assets and acquisition-related costs	2,703	2,685
% of sales	0.2%	0.3%
Restructuring charges, net	386	3,511
% of sales	—%	0.4%
Total operating expenses	$312,759	$297,237
% of sales	28.7%	30.5%
The increase in total operating expenses for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, was primarily driven by an increase in marketing and selling expenses.

Marketing and Selling
Marketing and selling expenses consist of personnel and related overhead costs, corporate and product marketing, promotions, advertising, trade shows, technical support for customer experiences and facilities costs.

During the three months ended June 30, 2024, marketing and selling expenses increased $17.7 million, compared to the three months ended June 30, 2023, primarily driven by an increase in third-party marketing and advertising spend as well as higher performance-based compensation expense.

Research and Development
Research and development expenses consist of personnel and related overhead costs for contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.
During the three months ended June 30, 2024, research and development expenses increased $4.7 million, compared to the three months ended June 30, 2023, primarily driven by higher performance-based compensation expense.

General and Administrative
General and administrative expenses primarily consist of personnel and related overhead, information technology, and facilities costs for the infrastructure functions such as finance, information systems, executives, human resources and legal.

During the three months ended June 30, 2024, general and administrative expenses decreased $3.8 million, compared to the three months ended June 30, 2023, primarily driven by an accrued litigation cost recorded in the three months ended June 30, 2023.

Amortization of Intangible Assets and Acquisition-Related Costs
Amortization of intangible assets consists of amortization of acquired intangible assets, including customer relationships and trademarks and trade names. Acquisition-related costs include legal expenses, due diligence costs, and other professional costs incurred for business acquisitions.

During the three months ended June 30, 2024, amortization of intangible assets and acquisition-related costs remained flat, compared to the three months ended June 30, 2023.

Restructuring Charges, Net
The restructuring charges, net for the three months ended June 30, 2024 and 2023, were related to costs incurred as a result of our restructuring plan initiated during fiscal year 2023. These restructuring activities were substantially completed during fiscal year 2024.

Interest Income
Interest income for the three months ended June 30, 2024 and 2023 was as follows (in thousands):

	Three months ended June 30,
	2024	2023
Interest Income	$15,790	$9,826
We invest in highly liquid instruments with an original maturity of three months or less at the date of purchase, which are classified as cash equivalents. During the three months ended June 30, 2024, interest income increased $6.0 million, compared to the three months ended June 30, 2023, primarily driven by an increase in the balance of our investments that are classified as cash equivalents as well as an increase in interest rates.

Other Income (Expense), Net
Other income (expense), net for the three months ended June 30, 2024 and 2023 was as follows (in thousands):

	Three months ended June 30,
	2024	2023
Investment gain related to the deferred compensation plan	$447	$1,024
Currency exchange loss, net	(2,318)	(3,086)
Loss on investments, net	(1,186)	(11,823)
Non-service cost net pension income and other	1,159	913
Total	$(1,898)	$(12,972)

Investment gain (loss) related to the deferred compensation plan represents earnings, gains, and losses on marketable securities related to a deferred compensation plan offered by one of our subsidiaries. The decrease in investment gain for three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily relates to the change in market performance of the underlying securities.

Currency exchange loss, net, relates to balances denominated in currencies other than the functional currency in our subsidiaries, as well as to the sale of currencies, and gains or losses recognized on currency exchange forward contracts. We do not speculate in currency positions, but we are alert to opportunities to maximize currency exchange gains and minimize currency exchange losses. The loss for the three months ended June 30, 2024 was primarily due to fluctuations in currency exchange rates of the Mexican Peso and Japanese Yen against the U.S. Dollar. The loss for the three months ended June 30, 2023 was primarily due to the weakening of the Japanese Yen against the U.S. Dollar.

Loss on investments, net, includes unrealized gain (loss) from the change in fair value of investments, gain (loss) on equity-method investments and impairment of investments during the periods presented, as applicable. The loss on investments, net, for the three months ended June 30, 2024 was not material. The loss on investments, net, for the three months ended June 30, 2023 was primarily due to an impairment loss, as a result of the write-off of a note receivable which has been deemed no longer recoverable. This note receivable was previously obtained in conjunction with an exchange transaction related to our investment in a privately held company. See Note 6 to our condensed consolidated financial statements for more information.

Provision for Income Taxes
The provision for income taxes and effective income tax rates for the three months ended June 30, 2024 and 2023 were as follows (dollars in thousands):

	Three months ended June 30,
	2024	2023
Provision for income taxes	$25,558	$12,532
Effective income tax rate	15.3%	16.7%

The change in the effective income tax rate for the three months ended June 30, 2024 compared with the three months ended June 30, 2023 was primarily due to the change in the mix of income and losses in the various tax jurisdictions in which we operate, the favorable tax impacts from share-based compensation and Foreign-Derived Intangible Income.

The BEPS Project undertaken by the OECD recommended changes to numerous long-standing tax principles, including a proposal to reallocate profits among tax jurisdictions in which companies do business (“Pillar One”) and establishing a minimum tax on global income (“Pillar Two”). Some jurisdictions, including Switzerland, where we operate are implementing Pillar Two laws to effectuate a 15% minimum tax. The minimum tax effective beginning in fiscal year 2025 for the Company, is treated as a current cost and does not have a material impact on the Company's effective tax rate. The OECD and participating countries continue to issue underlying rules and administrative guidance related to Pillar Two, and we continue to monitor the relevant developments.

We file Swiss and foreign tax returns. We received final tax assessments in Switzerland through fiscal year 2019. For other material foreign jurisdictions such as the United States, we are generally not subject to tax examinations for years prior to fiscal year 2020 and calendar year 2020, respectively. In the United States, the federal and state tax agencies have the authority to examine periods prior to fiscal year 2020, to the extent allowed by law, where tax attributes were generated, carried forward, and being utilized in subsequent years. We are under examination in foreign tax jurisdictions. If the examinations are resolved unfavorably, there is a possibility that they may have a material negative impact on our results of operations.
Liquidity and Capital Resources

Cash Balances, Available Borrowings, and Capital Resources

As of June 30, 2024, we had cash and cash equivalents of $1,534.4 million, compared with $1,520.8 million as of March 31, 2024. Our cash and cash equivalents consist of bank demand deposits, short-term time deposits, and U.S. Treasury securities, of which 71% is held in Switzerland and 15% is held in Germany. We do not expect to incur any material adverse tax impact except for what has already been recognized, or to be significantly inhibited by any country in which we do business, from the repatriation of funds to Switzerland, our country of domicile.

As of June 30, 2024, our working capital was $1,586.1 million, compared to $1,545.5 million as of March 31, 2024. The increase was primarily driven by a decrease in accrued and other liabilities and increases in accounts receivable, net, and inventories, partially offset by an increase in accounts payable.

We had several uncommitted, unsecured bank lines of credit and letters of credit aggregating $171.8 million as of June 30, 2024. There are no financial covenants under these lines of credit with which we must comply. There was no borrowing outstanding under the lines of credit as of June 30, 2024. As of June 30, 2024, we had outstanding bank guarantees of $13.5 million.

The following tables present selected financial information and statistics as of and for the three months ended June 30, 2024 and 2023 (dollars in thousands):

	As of June 30,
	2024	2023
Accounts receivable, net	$591,251	$562,602
Accounts payable	$554,301	$386,599
Inventories	$459,582	$572,344

	Three months ended June 30,
	2024	2023
Days sales in accounts receivable (“DSO”) (Days)(1)	49	52
Days accounts payable outstanding (“DPO”) (Days)(2)	80	58
Inventory turnover (“ITO”) (x)(3)	5.4	4.2

(1) DSO is determined using ending accounts receivable, net, as of the most recent quarter-end and sales for the most recent quarter.
(2) DPO is determined using ending accounts payable as of the most recent quarter-end and cost of goods sold for the most recent quarter.
(3) ITO is determined using ending inventories as of the most recent quarter-end and annualized cost of goods sold (based on cost of goods sold for the most recent quarter).

DSO for the three months ended June 30, 2024 decreased by 3 days to 49 days, compared to 52 days for the three months ended June 30, 2023, primarily due to higher sales driven by improved demand.

DPO for the three months ended June 30, 2024 increased by 22 days to 80 days, compared to 58 days for the three months ended June 30, 2023, primarily due to higher inventory purchases to replenish certain products during the first quarter of fiscal year 2025.

ITO for the three months ended June 30, 2024 increased by 1.2 to 5.4, compared to 4.2 for the three months ended June 30, 2023, primarily due to lower inventory balance as of June 30, 2024, compared to June 30, 2023, driven by our efforts to manage inventory level.

If we are not successful in launching and phasing in our new products, or market competition increases, or we are not able to sell the new products at the prices planned, it could have a material impact on our sales, gross profit margin, operating results including operating cash flow, and inventory turnover in the future.

The following table summarizes our condensed consolidated statements of cash flows (in thousands):

	Three months ended June 30,
	2024	2023
Net cash provided by operating activities	$176,029	$239,795
Net cash used in investing activities	(15,359)	(17,530)
Net cash used in financing activities	(145,134)	(117,159)
Effect of exchange rate changes on cash and cash equivalents	(1,998)	(3,043)
Net increase in cash and cash equivalents	$13,538	$102,063

For the three months ended June 30, 2024, net cash provided by operating activities was $176.0 million resulting from net income of $141.8 million, a favorable impact from adding back non-cash expenses totaling $55.8 million, partially offset by an unfavorable net change in operating assets and liabilities of $21.6 million. Non-cash adjustments were primarily related to share-based compensation expenses, and depreciation and amortization. The increase in accounts receivable, net, was primarily driven by higher sales. The increases in inventories and accounts payable were due to higher inventory purchases to replenish certain products. The decrease in accrued and other liabilities was primarily driven by payment of the fiscal year 2024 annual bonus.

For the three months ended June 30, 2024, net cash used in investing activities was $15.4 million, primarily resulting from $14.6 million of purchases of property, plant, and equipment.

For the three months ended June 30, 2024, net cash used in financing activities was $145.1 million, primarily resulting from payment for repurchases of our registered shares of $130.9 million.

For the three months ended June 30, 2024, the effect of exchange rate changes on cash and cash equivalents is not material.

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

In June 2023, our Board of Directors approved a three-year share repurchase program, which allows us to use up to $1.0 billion to repurchase our shares. The 2023 share repurchase program enables us to repurchase shares for cancellation, as well as to support equity incentive plans or potential acquisitions. The Swiss Takeover Board approved the 2023 share repurchase program in July 2023 and the program became effective on July 28, 2023. During the three months ended June 30, 2024, we repurchased 1.4 million shares for an aggregate cost of $132.1 million, under the 2023 share repurchase program for cancellation, of which $20.8 million of the aggregate cost was not paid yet as of June 30, 2024. As of June 30, 2024, $503.8 million was available for repurchase under the 2023 share repurchase program.

Swiss law limits a company’s ability to hold or repurchase its own shares. The aggregate par value of all shares held in treasury by us and our subsidiaries may not exceed 10% of our share capital, which corresponds to approximately 17.3 million registered shares. This limitation does not apply to shares repurchased for cancellation, due to the Board of Directors' authority under the capital band set forth in the Company's Articles of Incorporation to cancel shares up to a limit of 10% of our current share capital. As of June 30, 2024, we had a total of 20.1 million shares held in treasury stock, which includes 5.6 million shares that have been repurchased for cancellation and 14.5 million shares that have been purchased to support equity incentive plans or potential acquisitions.

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

Operating Leases Obligations

We lease facilities under operating leases, certain of which require us to pay property taxes, insurance and maintenance costs. Operating leases for facilities are generally renewable at our option and usually include escalation clauses linked to inflation. There have been no material changes to our contractual obligations as previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2024. The remaining terms of our non-cancelable operating leases expire in various years through 2034.

Purchase Commitments

As of June 30, 2024, we had non-cancelable purchase commitments of $390.4 million for inventory purchases made in the normal course of business from original design manufacturers, contract manufacturers and other suppliers, the majority of which are expected to be fulfilled within the next 12 months. We recorded a liability for firm, non-cancelable, and unhedged inventory purchase commitments in excess of anticipated demand or net realizable value consistent with our valuation of excess and obsolete inventory. As of June 30, 2024, the liability for these purchase commitments was $26.2 million and is recorded in accrued and other current liabilities in the condensed consolidated balance sheet.

We have firm purchase commitments of $12.9 million for capital expenditures primarily related to commitments for tooling and equipment for new and existing products. We expect to continue making capital expenditures in the future to support product development activities and ongoing and expanded operations. Although open purchase commitments are considered enforceable and legally binding, the terms generally allow us to reschedule or adjust our requirements based on business needs prior to delivery of goods or performance of services.

Other Contractual Obligations and Commitments

For further detail about our contractual obligations and commitments, refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

Indemnifications

We indemnify certain suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of June 30, 2024, no material amounts have been accrued for indemnification provisions. We do not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under our indemnification arrangements.

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

Legal Proceedings

From time to time, we are involved in claims and legal proceedings that arise in the ordinary course of our business. For more information about Legal Proceedings, see Part II Item 1 Legal Proceedings of this quarterly report on Form 10-Q for the period ended June 30, 2024.

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

We are exposed to currency exchange rate risk as we transact business in multiple currencies, including exposure related to anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. Dollar. We transact business in approximately 30 currencies worldwide, of which the most significant to operations are the Euro, Chinese Renminbi, Australian Dollar, Canadian Dollar, Japanese Yen, Pound Sterling and New Taiwan Dollar. For the three months ended June 30, 2024, approximately 49% of our sales were in non-U.S. denominated currencies, with 21% of our sales denominated in Euro. The mix of our costs of goods sold and operating expenses by currency are significantly different from the mix of our sales, with a larger portion denominated in U.S. Dollar and less denominated in Euro and other currencies. A strengthening U.S. Dollar has a more unfavorable impact on our sales compared to the favorable impact on our cost of goods sold and operating expenses, resulting in an adverse impact on our operating results.

We enter into currency forward and swap contracts to reduce the short-term effects of currency fluctuations on certain receivables or payables denominated in currencies other than the functional currencies of our subsidiaries. These contracts generally mature within approximately one month. The gains or losses on these contracts are recognized in earnings based on the changes in fair value.

If an adverse 10% foreign currency exchange rate change had been applied to total monetary assets and liabilities denominated in currencies other than the functional currencies at the balance sheet dates, it would have resulted in an adverse effect on income before income taxes of approximately $14.6 million and $19.1 million as of

June 30, 2024 and March 31, 2024, respectively. The adverse effect as of June 30, 2024 and March 31, 2024 is after consideration of the offsetting effect of approximately $8.9 million and $6.9 million, respectively, from foreign exchange contracts in place as of such dates.

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

If the U.S. dollar had weakened by 10%, the amount recorded in AOCI related to our foreign exchange contracts before tax effect as of June 30, 2024 and March 31, 2024 would have been approximately $12.0 million and $9.0 million lower, respectively. The change in the fair value recorded in AOCI would be expected to offset a corresponding foreign currency change in cost of goods sold when the hedged inventory purchases are sold.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

From time to time, the Company is involved in claims and legal proceedings that arise in the ordinary course of its business. The Company is currently subject to several such claims and legal proceedings. The Company intends to vigorously defend against them. Management periodically assesses the Company’s liabilities and contingencies in connection with these matters based upon the latest information available. The Company follows ASC ("Accounting Standards Codification") 450, Contingencies, in determining the accounting and disclosure for these contingencies. Based on currently available information, the Company does not believe that resolution of pending matters will have a material adverse effect on its financial condition, cash flows and results of operations. However, litigation is subject to inherent uncertainties, and there can be no assurances that the Company's defenses will be successful or that any such lawsuit or claim would not have a material adverse impact on the Company's business, financial condition, cash flows and results of operations in a particular period. Any claims or proceedings against the Company can have an adverse impact because of defense costs, diversion of management and operational resources, negative publicity and other factors. Any failure to obtain a necessary license or other rights, or litigation arising out of intellectual property claims, could adversely affect the Company's business.

As a result of Regulation S-K disclosure requirements related to environmental proceedings to which the government is a party and such proceedings involve potential monetary sanctions, the Company selected the quantitative threshold of $1.0 million.

ITEM 1A.   RISK FACTORS

The Company’s business, reputation, results of operations, financial condition and stock price can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2024, under the heading “Risk Factors.” When any one or more of these risks materialize from time to time, the Company’s business, reputation, results of operations, financial condition and stock price can be materially and adversely affected. In the first quarter of fiscal year 2025, there have been no material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

In the first quarter of fiscal year 2025, the following approved share repurchase program was in place (in thousands):

Share Repurchase Program	Shares Approved	Approved Amounts
July 2023 (1)	17,311	$1,000,000

(1) See Note 11 to the condensed consolidated financial statements for further information on this share repurchase program.

The following table presents certain information related to purchases made by Logitech of its equity securities under the 2023 share repurchase program (in thousands, except per share amounts):

	Total Number of Shares Repurchased		Weighted Average Price Paid Per Share		Remaining Amount that May Yet Be Repurchased under the Programs
During the three months ended June 30, 2024			CHF (LOGN)	USD (LOGI)
Month 1
April 1, 2024 to April 26, 2024
SIX	440	(1)	76.04	N/A	$598,976
Nasdaq	—		N/A	$—	598,976
Month 2
April 27, 2024 to May 24, 2024
SIX	386	(1)	80.76	N/A	564,644
Nasdaq	—		N/A	$—	564,644
Month 3
May 25, 2024 to June 28, 2024
SIX	618	(1)	88.53	N/A	503,750
Nasdaq	—		N/A	$—	503,750
	1,444		82.65	N/A	$503,750
(1) Shares repurchased on the second trading line for cancellation under the 2023 share repurchase program.
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

ITEM 5.   OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the first quarter of fiscal year 2025, no director or officer, as defined in Rule 16a-1(f), adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

ITEM 6.   EXHIBITS

Exhibit Index

Exhibit No.		Description

31.1		Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2		Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	*	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer

101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF		XBRL Taxonomy Definition Linkbase Document

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

LOGITECH INTERNATIONAL S.A.

July 25, 2024	/s/ Johanna (Hanneke) Faber
Date	Johanna (Hanneke) Faber
Chief Executive Officer

July 25, 2024	/s/ Meeta Sunderwala
Date	Meeta Sunderwala
Interim Chief Financial Officer