Form 10-Q
period 2024-09-30
LOGITECH INTERNATIONAL S.A.
filed 2024-10-24
CIK 1032975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 10, 2024, there were 151,579,551 shares of the Registrant’s share capital outstanding.

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

Our fiscal year ends on March 31. Interim quarters are generally thirteen-week periods, each ending on a Friday of each quarter. The second quarter of fiscal year 2025 ended on September 27, 2024. The same quarter in the prior fiscal year ended on September 29, 2023. For purposes of presentation, we have indicated our quarterly periods end on the last day of the calendar quarter.
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

PART I — FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
Net sales	$1,116,034	$1,057,008	$2,204,251	$2,031,507
Cost of goods sold	627,491	615,403	1,247,008	1,211,115
Amortization of intangible assets	2,452	2,983	4,894	6,128
Gross profit	486,091	438,622	952,349	814,264

Operating expenses:
Marketing and selling	201,863	176,356	398,768	355,541
Research and development	76,205	68,559	151,512	139,118
General and administrative	44,173	35,538	81,631	76,835
Amortization of intangible assets and acquisition-related costs	2,725	3,318	5,428	6,003
Restructuring charges (credits), net	229	(1,788)	615	1,723
Total operating expenses	325,195	281,983	637,954	579,220

Operating income	160,896	156,639	314,395	235,044
Interest income	14,637	11,856	30,427	21,682
Other income (expense), net	533	(1,044)	(1,365)	(14,016)
Income before income taxes	176,066	167,451	343,457	242,710
Provision for income taxes	30,583	30,334	56,141	42,866
Net income	$145,483	$137,117	$287,316	$199,844

Net income per share:
Basic	$0.95	$0.87	$1.88	$1.26
Diluted	$0.95	$0.86	$1.86	$1.25

Weighted average shares used to compute net income per share:
Basic	152,460	157,911	152,875	158,385
Diluted	153,672	158,934	154,320	159,545

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
Net income	$145,483	$137,117	$287,316	$199,844
Other comprehensive income (loss):
Currency translation gain (loss):
Currency translation gain (loss), net of taxes	20,789	(10,622)	15,570	(12,151)
Defined benefit plans:
Reclassification of amortization included in other income (expense), net	(552)	(244)	(752)	(248)
Hedging gain (loss):
Deferred hedging gain (loss), net of taxes	(2,931)	2,078	(1,349)	1,374
Reclassification of hedging loss (gain) included in cost of goods sold	(906)	1,370	(1,639)	4,356
Total other comprehensive income (loss)	16,400	(7,418)	11,830	(6,669)
Total comprehensive income	$161,883	$129,699	$299,146	$193,175

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	September 30, 2024	March 31, 2024
Assets
Current assets:
Cash and cash equivalents	$1,363,276	$1,520,842
Accounts receivable, net	629,278	541,715
Inventories	520,493	422,513
Other current assets	146,511	146,270
Total current assets	2,659,558	2,631,340
Non-current assets:
Property, plant and equipment, net	112,357	116,589
Goodwill	463,712	461,978
Other intangible assets, net	34,810	44,603
Other assets	374,056	350,194
Total assets	$3,644,493	$3,604,704
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$555,490	$448,627
Accrued and other current liabilities	646,831	637,262
Total current liabilities	1,202,321	1,085,889
Non-current liabilities:
Income taxes payable	125,779	112,572
Other non-current liabilities	204,499	172,590
Total liabilities	1,532,599	1,371,051
Commitments and contingencies (Note 10)
Shareholders’ equity:
Registered shares, CHF 0.25 par value:	30,148	30,148
Issued shares — 173,106 at September 30, 2024 and March 31, 2024
Additional shares that may be issued out of conditional capital — 50,000 at September 30, 2024 and March 31, 2024
Additional shares that may be issued out of the capital band — 17,311 at September 30, 2024 and March 31, 2024
Additional paid-in capital	72,268	63,524
Shares in treasury, at cost — 21,270 at September 30, 2024 and 19,243 at March 31, 2024	(1,518,149)	(1,351,336)
Retained earnings	3,626,999	3,602,519
Accumulated other comprehensive loss	(99,372)	(111,202)
Total shareholders’ equity	2,111,894	2,233,653
Total liabilities and shareholders’ equity	$3,644,493	$3,604,704

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six months ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$287,316	$199,844
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	29,103	34,135
Amortization of intangible assets	10,171	11,509
Loss on investments	1,599	11,609
Share-based compensation expense	49,874	43,579
Deferred income taxes	16,489	11,108
Other	57	100
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(81,568)	(35,362)
Inventories	(93,907)	146,369
Other assets	2,241	11,999
Accounts payable	108,376	88,022
Accrued and other liabilities	12,280	(59,853)
Net cash provided by operating activities	342,031	463,059
Cash flows from investing activities:
Purchases of property, plant and equipment	(29,113)	(34,731)
Acquisitions, net of cash acquired	—	(14,138)
Purchases of deferred compensation investments	(3,600)	(2,548)
Proceeds from sales of deferred compensation investments	2,299	2,622
Other investing activities	(912)	(356)
Net cash used in investing activities	(31,326)	(49,151)
Cash flows from financing activities:
Payment of cash dividends	(207,853)	(182,305)
Payment of contingent consideration for business acquisition	(1,245)	(5,002)
Purchases of registered shares	(263,185)	(188,941)
Proceeds from exercises of stock options and purchase rights	20,235	15,319
Tax withholdings related to net share settlements of restricted stock units	(21,243)	(26,224)
Other financing activities	(1,663)	(1,116)
Net cash used in financing activities	(474,954)	(388,269)
Effect of exchange rate changes on cash and cash equivalents	6,683	(10,758)
Net increase (decrease) in cash and cash equivalents	(157,566)	14,881
Cash and cash equivalents, beginning of the period	1,520,842	1,149,023
Cash and cash equivalents, end of the period	$1,363,276	$1,163,904

Supplementary Cash Flow Disclosures:
Non-cash investing and financing activities:
Property, plant and equipment purchased during the period and included in period end liability accounts	$6,207	$9,218
Right-of-use assets obtained in exchange for operating lease liabilities	$22,386	$2,574
Supplemental cash flow information:
Income taxes paid, net	$17,103	$17,408
The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except per share amounts)
(unaudited)

Three Months Ended September 30, 2024

			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
June 30, 2024	173,106	$30,148	$57,036	20,090	$(1,418,051)	$3,695,574	$(115,772)	$2,248,935
Total comprehensive income	—	—	—	—	—	145,483	16,400	161,883
Purchases of registered shares	—	—	—	1,456	(129,987)	—	—	(129,987)
Sales of shares upon exercise of stock options and purchase rights	—	—	(4,526)	(216)	23,410	(3,267)	—	15,617
Issuance of shares upon vesting of restricted stock units	—	—	(6,059)	(60)	6,479	(2,810)	—	(2,390)
Share-based compensation	—	—	25,817	—	—	—	—	25,817
Cash dividends ($1.37 per share)	—	—	—	—	—	(207,981)	—	(207,981)
September 30, 2024	173,106	$30,148	$72,268	21,270	$(1,518,149)	$3,626,999	$(99,372)	$2,111,894

Six Months Ended September 30, 2024

			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
March 31, 2024	173,106	$30,148	$63,524	19,243	$(1,351,336)	$3,602,519	$(111,202)	$2,233,653
Total comprehensive income	—	—	—	—	—	287,316	11,830	299,146
Purchases of registered shares	—	—	—	2,900	(262,119)	—	—	(262,119)
Sales of shares upon exercise of stock options and purchase rights	—	—	(6,065)	(273)	29,567	(3,267)	—	20,235
Issuance of shares upon vesting of restricted stock units	—	—	(35,394)	(600)	65,739	(51,588)	—	(21,243)
Share-based compensation	—	—	50,203	—	—	—	—	50,203
Cash dividends ($1.37 per share)	—	—	—	—	—	(207,981)	—	(207,981)
September 30, 2024	173,106	$30,148	$72,268	21,270	$(1,518,149)	$3,626,999	$(99,372)	$2,111,894

Three Months Ended September 30, 2023

			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
June 30, 2023	173,106	$30,148	$49,734	14,484	$(994,581)	$3,240,302	$(99,528)	$2,226,075
Total comprehensive income	—	—	—	—	—	137,117	(7,418)	129,699
Purchases of registered shares	—	—	—	1,895	(124,096)	—	—	(124,096)
Sales of shares upon exercise of stock options and purchase rights	—	—	(13,888)	(267)	27,094	—	—	13,206
Issuance of shares upon vesting of restricted stock units	—	—	(10,143)	(83)	8,115	—	—	(2,028)
Share-based compensation	—	—	21,608	—	—	—	—	21,608
Cash dividends ($1.19 per share)	—	—	—	—	—	(187,199)	—	(187,199)
September 30, 2023	173,106	$30,148	$47,311	16,029	$(1,083,468)	$3,190,220	$(106,946)	$2,077,265

Six Months Ended September 30, 2023

			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
March 31, 2023	173,106	$30,148	$127,380	13,763	$(977,266)	$3,177,575	$(100,277)	$2,257,560
Total comprehensive income	—	—	—	—	—	199,844	(6,669)	193,175
Purchases of registered shares	—	—	—	3,502	(219,172)	—	—	(219,172)
Sales of shares upon exercise of stock options and purchase rights	—	—	(15,755)	(315)	31,074	—	—	15,319
Issuance of shares upon vesting of restricted stock units	—	—	(108,120)	(921)	81,896	—	—	(26,224)
Share-based compensation	—	—	43,806	—	—	—	—	43,806
Cash dividends ($1.19 per share)	—	—	—	—	—	(187,199)	—	(187,199)
September 30, 2023	173,106	$30,148	$47,311	16,029	$(1,083,468)	$3,190,220	$(106,946)	$2,077,265

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

In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of only normal and recurring adjustments, necessary and in all material aspects, for a fair statement of the results of operations, comprehensive income, financial position, cash flows and changes in shareholders' equity for the periods presented. Operating results for the three and six months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2025, or any future periods.

Changes in Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies during the three and six months ended September 30, 2024 compared with the significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

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

Risks and Uncertainties
Impacts of Macroeconomic and Geopolitical Conditions on the Company's Business
The Company's business has continued to be impacted by macroeconomic and geopolitical conditions. These conditions include inflation, interest rate and foreign currency fluctuations, changes in fiscal policies, geopolitical conflicts, low economic growth in certain regions, and uncertainty in consumer and enterprise demand.
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

Note 2 — Net Income Per Share

The following table summarizes the computations of basic and diluted net income per share for the three and six months ended September 30, 2024 and 2023 (in thousands, except per share amounts):

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
Net income	$145,483	$137,117	$287,316	$199,844

Shares used in net income per share computation:
Weighted average shares outstanding - basic	152,460	157,911	152,875	158,385
Effect of potentially dilutive equivalent shares	1,212	1,023	1,445	1,160
Weighted average shares outstanding - diluted	153,672	158,934	154,320	159,545

Net income per share:
Basic	$0.95	$0.87	$1.88	$1.26
Diluted	$0.95	$0.86	$1.86	$1.25

Share equivalents attributable to outstanding stock options, restricted stock units and employee share purchase plans totaling 0.9 million and 1.1 million for the three months ended September 30, 2024 and 2023, respectively, and 1.0 million and 1.6 million for the six months ended September 30, 2024 and 2023, respectively, were excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive. A small number of performance-based restricted stock units were not included in the dilutive net income per share calculation because all necessary conditions had not been satisfied by the end of the respective period, and those shares were not issuable if the end of the reporting period were the end of the performance contingency period.

Note 3 — Employee Benefit Plans

Employee Share Purchase Plans and Stock Incentive Plans

As of September 30, 2024, the Company offers the 2006 Employee Share Purchase Plan (Non-U.S.), as amended and restated, the 1996 Employee Share Purchase Plan (U.S.), as amended and restated, and the 2006 Stock Incentive Plan, as amended and restated. Shares issued to employees as a result of purchases or exercises under these plans are generally issued from shares held in treasury stock.

The following table summarizes the share-based compensation expense and total income tax benefit recognized for share-based awards for the three and six months ended September 30, 2024 and 2023 (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
Cost of goods sold	$3,902	$2,462	$6,500	$3,877
Marketing and selling	10,469	9,262	22,320	19,745
Research and development	5,067	4,694	10,806	9,147
General and administrative	7,031	5,650	10,248	10,810
Total share-based compensation expense	26,469	22,068	49,874	43,579
Income tax benefit	(4,776)	(2,548)	(12,378)	(7,866)
Total share-based compensation expense, net of income tax benefit	$21,693	$19,520	$37,496	$35,713

The income tax benefit in the respective periods primarily consisted of tax benefits related to the share-based compensation expense for the period and direct tax benefit realized.

Share-based compensation costs capitalized as part of inventory were $1.8 million and $1.5 million for the three months ended September 30, 2024 and 2023, respectively, and $4.3 million and $3.4 million for the six months ended September 30, 2024 and 2023, respectively.

Defined Benefit Plans

Certain of the Company’s subsidiaries sponsor defined benefit pension plans or non-retirement post-employment benefits covering substantially all of their employees. Benefits are provided based on employees’ years of service and earnings, or in accordance with applicable employee benefit regulations. The Company’s practice is to fund amounts sufficient to meet the requirements set forth in the applicable employee benefit and tax regulations. The costs of $1.8 million and $1.9 million recorded for the three months ended September 30, 2024 and 2023, respectively, and $3.5 million and $3.8 million recorded for the six months ended September 30, 2024 and 2023, respectively, were primarily related to service costs.

Note 4 — Income Taxes

The Company is incorporated in Switzerland but operates in various countries with differing tax laws and rates. Further, a portion of the Company’s income before taxes and the provision for (benefit from) income taxes are generated outside of Switzerland.

The income tax provision for the three and six months ended September 30, 2024 was $30.6 million and $56.1 million based on an effective income tax rate of 17.4% and 16.3% of pre-tax income, respectively. The income tax provision for the same periods ended September 30, 2023 was $30.3 million and $42.9 million based on an effective income tax rate of 18.1% and 17.7% of pre-tax income, respectively.

The change in the effective income tax rate for the three and six months ended September 30, 2024, compared with the same periods ended September 30, 2023, was primarily due to the change in the mix of income and losses in the various tax jurisdictions in which the Company operates, the favorable tax impacts from share-based compensation and unrecognized tax benefits due to uncertain tax positions.

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

Note 5 — Balance Sheet Components

The following table presents the components of certain balance sheet asset amounts (in thousands):

	September 30, 2024	March 31, 2024
Accounts receivable, net:
Accounts receivable	$862,485	$744,836
Allowance for sales returns	(13,521)	(10,180)
Allowance for cooperative marketing arrangements	(43,782)	(41,634)
Allowance for customer incentive programs	(74,841)	(60,027)
Allowance for pricing programs	(101,063)	(91,280)
	$629,278	$541,715
Inventories:
Raw materials	$55,634	$65,209
Finished goods	464,859	357,304
	$520,493	$422,513
Other current assets:
Value-added tax ("VAT") receivables	$67,720	$41,172
Prepaid expenses and other assets	78,791	105,098
	$146,511	$146,270
Property, plant and equipment, net:
Property, plant and equipment	$523,536	$503,882
Less: accumulated depreciation and amortization	(411,179)	(387,293)
	$112,357	$116,589
Other assets:
Deferred tax assets	$227,009	$224,831
Right-of-use assets	79,076	61,163
Investments for deferred compensation plan	31,929	29,174
Investments in privately held companies	27,976	28,662
Other assets	8,066	6,364
	$374,056	$350,194

The following table presents the components of certain balance sheet liability amounts (in thousands):

	September 30, 2024	March 31, 2024
Accrued and other current liabilities:
Accrued customer marketing, pricing and incentive programs	$182,559	$170,371
Accrued personnel expenses	124,571	145,473
Income taxes payable	45,093	24,196
Warranty liabilities	32,100	30,270
VAT payable	27,638	28,253
Accrued sales return liability	27,275	30,098
Deferred revenue (1)	23,097	19,262
Accrued loss for inventory purchase commitments	21,807	29,349
Operating lease liabilities	16,011	15,107
Other current liabilities	146,680	144,883
	$646,831	$637,262
Other non-current liabilities:
Operating lease liabilities	$79,100	$61,920
Employee benefit plan obligations	43,662	42,707
Obligation for deferred compensation plan	31,929	29,174
Deferred revenue (1)	31,512	21,097
Warranty liabilities	14,733	14,384
Deferred tax liabilities	744	705
Other non-current liabilities	2,819	2,603
	$204,499	$172,590
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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis, excluding assets related to the Company’s defined benefit pension plans, classified by the level within the fair value hierarchy (in thousands):

	September 30, 2024			March 31, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$926,645	$—	$—	$1,042,604	$—	$—
Investments for deferred compensation plan included in other assets:
Cash	$203	$—	$—	$312	$—	$—
Common stock	710	—	—	573	—	—
Money market funds	8,456	—	—	8,129	—	—
Mutual funds	22,560	—	—	20,160	—	—
Total investments for deferred compensation plan	$31,929	$—	$—	$29,174	$—	$—

Currency derivative assets included in other current assets	$—	$168	$—	$—	$913	$—

Liabilities:
Contingent consideration included in accrued and other current liabilities	$—	$—	$—	$—	$—	$1,215
Currency derivative liabilities included in accrued and other current liabilities	$—	$714	$—	$—	$573	$—

Investments for Deferred Compensation Plan

The marketable securities for the Company's deferred compensation plan were recorded at a fair value of $31.9 million and $29.2 million, as of September 30, 2024 and March 31, 2024, respectively, based on quoted market prices. Quoted market prices are observable inputs that are classified as Level 1 within the fair value hierarchy. Unrealized gains (losses) related to marketable securities for the three and six months ended September 30, 2024 and 2023 were not material and were included in other income (expense), net, and corresponding changes in the deferred compensation liability were included in operating expenses and cost of goods sold, in the Company's condensed consolidated statements of operations.

Equity Method Investments

The Company has certain non-marketable investments included in other assets that are accounted for as equity method investments, with a carrying value of $18.6 million and $18.0 million as of September 30, 2024 and March 31, 2024, respectively. Gains (losses) related to equity method investments for the three and six months ended September 30, 2024 and 2023 were not material and are included in other income (expense), net, in the Company's condensed consolidated statements of operations. There was no impairment of equity method investments during the three and six months ended September 30, 2024 and 2023.

Assets Measured at Fair Value on a Nonrecurring Basis

Financial Assets

The Company has certain equity investments without readily determinable fair values due to the absence of quoted market prices, the inherent lack of liquidity, and the fact that inputs used to measure fair value are unobservable and require management's judgment. When certain events or circumstances indicate that impairment may exist, the Company revalues the investments using various assumptions, including the financial metrics and ratios of comparable public companies. The carrying value is also adjusted for observable price changes with the same or similar security from the same issuer. The amount of these equity investments without readily determinable fair value included in other assets was $8.8 million and $10.1 million as of September 30, 2024 and March 31, 2024, respectively. The impairment charges related to these equity investments were not material during the three and six months ended September 30, 2024. There were no impairment charges related to these equity investments during the three and six months ended September 30, 2023.

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

Non-Financial Assets

Goodwill, intangible assets, and property, plant and equipment, are not required to be measured at fair value on a recurring basis. However, if the Company is required to evaluate these non-financial assets for impairment, whether due to certain triggering events or because of the required annual impairment test, and a resulting impairment is recorded to reduce the carrying value to the fair value, the non-financial assets are measured at fair value during such period. There was no impairment of non-financial assets during the three and six months ended September 30, 2024 and 2023.

Note 7 — Derivative Financial Instruments

Under certain agreements with the respective counterparties to the Company’s derivative contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, the Company presents its derivative assets and derivative liabilities on a gross basis in other current assets and accrued and other current liabilities, respectively, on the condensed consolidated balance sheets as of September 30, 2024 and March 31, 2024. See Note 6 for the fair values of the Company’s derivative instruments as of September 30, 2024 and March 31, 2024.

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

The notional amounts of foreign currency exchange forward contracts outstanding related to forecasted inventory purchases were $144.4 million and $90.5 million as of September 30, 2024 and March 31, 2024, respectively. The Company had $1.8 million of net loss related to its cash flow hedges included in accumulated other comprehensive loss as of September 30, 2024, which will be reclassified into earnings within the next twelve months.

The following table presents the amounts of gain (loss) on the Company’s derivative instruments designated as hedging instruments for the three and six months ended September 30, 2024 and 2023 and their locations on its condensed consolidated statements of operations and condensed consolidated statements of comprehensive income (in thousands):

	Three months ended September 30,
	Amount of Gain (Loss) Deferred as a Component of Accumulated Other Comprehensive Loss		Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Loss to Costs of Goods Sold
	2024	2023	2024	2023
Cash flow hedges	$(2,931)	$2,078	$(906)	$1,370

	Six months ended September 30,
	Amount of Gain (Loss) Deferred as a Component of Accumulated Other Comprehensive Loss		Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Loss to Costs of Goods Sold
	2024	2023	2024	2023
Cash flow hedges	$(1,349)	$1,374	$(1,639)	$4,356

The Company presents the earnings impact from forward points in the same line item that is used to present the earnings impact of the hedged item, i.e., cost of goods sold, for hedging forecasted inventory purchases and such amount is not material for all periods presented.

Other Derivatives

The Company also enters into foreign currency exchange forward and swap contracts to reduce the short-term effects of currency exchange rate fluctuations on certain receivables or payables denominated in currencies other than the functional currencies of its subsidiaries. These contracts generally mature within approximately one month. The primary risk managed by using forward and swap contracts is the currency exchange rate risk. The gains or losses on these contracts are not material and included in other income (expense), net, in the condensed consolidated statements of operations based on the changes in fair value. The notional amounts of these contracts outstanding as of September 30, 2024 and March 31, 2024 were $121.4 million and $79.4 million, respectively.

The fair value of all foreign currency exchange forward and swap contracts is determined based on observable market transactions of spot currency rates and forward rates. Cash flows from these contracts are classified as operating activities in the condensed consolidated statements of cash flows.

Note 8 — Goodwill and Other Intangible Assets

The Company conducts its impairment analysis of goodwill annually at December 31 or more frequently if changes in facts and circumstances indicate that it is more likely than not that the fair value of the Company’s reporting unit may be less than its carrying amount. There have been no triggering events identified affecting the valuation of goodwill and intangible assets during the three and six months ended September 30, 2024 and 2023.

The following table summarizes the activities in the Company’s goodwill balance (in thousands):

As of March 31, 2024	$461,978
Effects of foreign currency translation	1,734
As of September 30, 2024	$463,712

The Company's acquired intangible assets were as follows (in thousands):

	September 30, 2024			March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	$32,390	$(27,207)	$5,183	$32,390	$(25,739)	$6,651
Developed technology	107,421	(91,768)	15,653	107,421	(86,855)	20,566
Customer contracts/relationships	69,087	(54,854)	14,233	69,087	(51,061)	18,026
Effects of foreign currency translation	(289)	30	(259)	(1,019)	379	(640)
Total	$208,609	$(173,799)	$34,810	$207,879	$(163,276)	$44,603

Note 9 — Financing Arrangements

The Company had several uncommitted, unsecured bank lines of credit and letters of credit aggregating $178.7 million and $172.5 million as of September 30, 2024 and March 31, 2024, respectively. There are no financial covenants under the lines of credit with which the Company must comply. There was no borrowing outstanding under the lines of credit as of September 30, 2024 or March 31, 2024. As of September 30, 2024 and March 31, 2024, the Company had outstanding bank guarantees of $29.5 million and $14.3 million, respectively.

Note 10 — Commitments and Contingencies

Product Warranties

Changes in the Company’s warranty liabilities for the three and six months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
Beginning of the period	$44,502	$39,885	$44,654	$40,886
Provision	11,776	10,393	21,962	19,485
Settlements	(9,975)	(9,838)	(20,013)	(19,756)
Effects of foreign currency translation	530	(175)	230	(350)
End of the period	$46,833	$40,265	$46,833	$40,265

Indemnifications

The Company indemnifies certain suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of September 30, 2024, no material amounts have been accrued for indemnification provisions. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under its indemnification arrangements.

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

Note 11 — Shareholders’ Equity

Share Repurchases

In June 2023, the Company's Board of Directors approved a three-year share repurchase program, which allows the Company to use up to $1.0 billion to repurchase its shares. The 2023 share repurchase program enables the Company to repurchase shares for cancellation, as well as to support equity incentive plans or potential acquisitions. The Swiss Takeover Board approved the 2023 share repurchase program in July 2023 and the program became effective on July 28, 2023. During the six months ended September 30, 2024, the Company repurchased 2.9 million shares for an aggregate cost of $262.1 million under the 2023 share repurchase program for cancellation, of which $18.4 million of the aggregate cost was not paid yet as of September 30, 2024. As of September 30, 2024, $373.9 million was available for repurchase under the 2023 share repurchase program.

During the six months ended September 30, 2023, the Company repurchased 0.9 million shares for an aggregate cost of $60.1 million under the 2023 share repurchase program for cancellation. In addition, the Company repurchased 2.6 million shares for an aggregate cost of $159.1 million under the previous share repurchase program during the six months ended September 30, 2023. This previous share repurchase program was initially approved by the Company's Board of Directors in May 2020, to purchase Logitech shares to support equity incentive plans or potential acquisitions, and expired on July 27, 2023.

Swiss law limits a company’s ability to hold or repurchase its own shares. The aggregate par value of all shares held in treasury by the Company and its subsidiaries may not exceed 10% of the share capital of the Company, which for the Company corresponds to approximately 17.3 million registered shares. This limitation does not apply to shares repurchased for cancellation, due to the Board of Directors’ authority under the Company’s capital band set forth in the Company’s Articles of Incorporation to cancel shares up to a limit of 10% of the Company's current share capital. As of September 30, 2024, the Company had a total of 21.3 million shares held in treasury stock, which includes 7.0 million shares that have been repurchased for cancellation and 14.3 million shares that have been purchased to support equity incentive plans or potential acquisitions.

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

Share Cancellation

In September 2024, the Company's Board of Directors approved the cancellation of 4.1 million treasury shares, which were repurchased in fiscal year 2024 for an aggregate cost of $332.1 million under the 2023 share repurchase program. The cancellation became effective in October 2024, and as a result both the number of registered shares issued and the number of treasury shares outstanding decreased by 4.1 million shares. Upon cancellation of these shares, the Company deducted the par value from registered shares and reflected the excess of share repurchase cost over par value as a reduction to retained earnings.

Dividends

During the three and six months ended September 30, 2024, the Company declared cash dividends of CHF 1.16 (USD equivalent of $1.37 based on the exchange rate on the date of declaration) per share and paid a total of $207.9 million on the Company's outstanding shares. During the three and six months ended September 30, 2023, the Company declared cash dividends of CHF 1.06 (USD equivalent of $1.19 based on the exchange rate on the date of declaration) per share and paid a total of $182.3 million on the Company's outstanding shares.

Any future dividends will be subject to approval of the Company's shareholders.

Accumulated Other Comprehensive Loss

The accumulated other comprehensive loss was as follows (in thousands):

	Currency Translation Adjustment	Defined Benefit Plans	Deferred Hedging Gains (Losses)	Total
March 31, 2024	$(103,947)	$(8,395)	$1,140	$(111,202)
Other comprehensive income (loss)	15,570	(752)	(2,988)	11,830
September 30, 2024	$(88,377)	$(9,147)	$(1,848)	$(99,372)

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

Sales by product category for the three and six months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
Gaming (1)	$300,470	$282,104	$609,945	$548,533
Keyboards & Combos	209,936	194,914	425,269	375,769
Pointing Devices	195,936	191,676	385,882	366,130
Video Collaboration	159,660	152,389	306,702	291,735
Webcams	80,249	88,222	153,153	163,422
Tablet Accessories	85,614	63,677	164,153	134,013
Headsets	46,916	44,411	91,152	81,261
Other (2)	37,253	39,615	67,995	70,644
Total Sales	$1,116,034	$1,057,008	$2,204,251	$2,031,507
(1) Gaming includes streaming services revenue generated by Streamlabs.
(2) Other primarily consists of mobile speakers and PC speakers.

Sales by geographic region (based on the customers’ locations) for the three and six months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
Americas	$480,081	$462,406	$965,370	$907,574
EMEA	351,886	311,805	661,703	570,683
Asia Pacific	284,067	282,797	577,178	553,250
Total Sales	$1,116,034	$1,057,008	$2,204,251	$2,031,507

Revenue from sales to customers in the United States, Germany and China each represented 10% or more of the total consolidated sales for each of the periods presented herein. No other countries represented 10% or more of the Company’s total consolidated sales for the periods presented herein.

Switzerland, the Company’s country of domicile, represented 3% of the Company's total consolidated sales for each of the three months ended September 30, 2024 and 2023, and 3% and 2% of the Company's total consolidated sales for the six months ended September 30, 2024 and 2023, respectively.

Three customers of the Company each represented 10% or more of the total consolidated gross sales for each of the three and six months ended September 30, 2024 and 2023.

Property, plant and equipment, net (excluding software) and right-of-use assets by geographic region were as follows (in thousands):

	September 30, 2024	March 31, 2024
Americas	$64,591	$67,762
EMEA	50,101	30,819
Asia Pacific	56,668	58,901
Total	$171,360	$157,482

Property, plant and equipment, net (excluding software) and right-of-use assets in the United States, China and Ireland, were $62.9 million, $40.0 million, and $15.9 million, respectively, as of September 30, 2024. Property, plant and equipment, net (excluding software) and right-of-use assets in the United States, China, and Ireland were $66.5 million, $41.2 million, and $16.2 million, respectively, as of March 31, 2024.

Property, plant and equipment, net (excluding software) and right-of-use assets in Switzerland, the Company’s country of domicile, were $26.2 million and $9.0 million as of September 30, 2024 and March 31, 2024, respectively. No other countries represented more than 10% of the Company’s total property, plant and equipment, net (excluding software) and right-of-use assets as of September 30, 2024 or March 31, 2024.

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
Impacts of Macroeconomic and Geopolitical Conditions on our Business
Our business has continued to be impacted by macroeconomic and geopolitical conditions. These conditions include inflation, interest rate and foreign currency fluctuations, changes in fiscal policies, geopolitical conflicts, low economic growth in certain regions, and uncertainty in consumer and enterprise demand.
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
Summary of Financial Results
Our total sales for the three and six months ended September 30, 2024 increased 6% and 9%, compared to the three and six months ended September 30, 2023, respectively, primarily due to an increase in sales for Gaming, Keyboards & Combos and Tablet Accessories, driven by improved demand.
Sales for the three months ended September 30, 2024 increased 13% and 4% in the EMEA and Americas regions, respectively, and remained flat in the Asia Pacific region, compared to the three months ended September 30, 2023. Sales for the six months ended September 30, 2024 increased 16%, 6%, and 4% in the EMEA, Americas, and Asia Pacific regions, respectively, compared to the six months ended September 30, 2023.
Gross margin was 43.6% for the three months ended September 30, 2024 and increased by 210 basis points, compared to the three months ended September 30, 2023, reflecting lower product costs and lower inventory reserves driven by improved demand, partially offset by higher promotional spending. Gross margin was 43.2% for the six months ended September 30, 2024 and increased by 310 basis points, compared to the six months ended September 30, 2023, primarily driven by lower product costs.
Operating expenses for the three months ended September 30, 2024 were $325.2 million, or 29.1% of sales, compared to $282.0 million, or 26.7% of sales, for the three months ended September 30, 2023. Operating expenses for the six months ended September 30, 2024 were $638.0 million, or 28.9% of sales, compared to $579.2 million, or 28.5% of sales, for the six months ended September 30, 2023. The increase in operating expense was primarily driven by an increase in marketing and advertising spend.
We had an income tax provision of $30.6 million and $30.3 million for the three months ended September 30, 2024 and September 30, 2023, respectively. We had an income tax provision of $56.1 million and $42.9 million for the six months ended September 30, 2024 and September 30, 2023, respectively. The change in the income tax provision for the three and six months ended September 30, 2024, compared to the three and six months ended September 30, 2023, respectively, was primarily due to the mix of income and losses in the various tax jurisdictions in which we operate, the favorable tax impacts from share-based compensation and unrecognized tax benefits due to uncertain tax positions.
Net income for the three and six months ended September 30, 2024 was $145.5 million and $287.3 million, respectively, compared to $137.1 million and $199.8 million, for the three and six months ended September 30, 2023, respectively.
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
There have been no material changes in our critical accounting estimates during the six months ended September 30, 2024 compared with the critical accounting estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.
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
Results of Operations

Net Sales

Our sales for the three and six months ended September 30, 2024 increased 6% and 9%, respectively, compared to the three and six months ended September 30, 2023, primarily due to an increase in sales for Gaming, Keyboards & Combos and Tablet Accessories, driven by improved demand. If currency exchange rates had been constant in the three and six months ended September 30, 2024 and 2023, our sales growth rates in constant currency would have been the same as the above sales growth rates.

Sales Denominated in Other Currencies

Although our financial results are reported in U.S. Dollars, a portion of our sales was generated in currencies other than the U.S. Dollar, such as the Euro, Chinese Renminbi, Australian Dollar, Canadian Dollar, Japanese Yen, Pound Sterling and New Taiwan Dollar. During the three months ended September 30, 2024, approximately 49% of our sales were denominated in currencies other than the U.S. Dollar.

Sales by Region

The following table presents the change in sales by region for the three and six months ended September 30, 2024, compared with the three and six months ended September 30, 2023:

	Sales Growth Rate		Constant Dollar Sales Growth Rate
	Three Months Ended September 30, 2024	Six Months Ended September 30, 2024	Three Months Ended September 30, 2024	Six Months Ended September 30, 2024
Americas	4%	6%	5%	7%
EMEA	13%	16%	13%	16%
Asia Pacific	—%	4%	1%	7%

Americas:

The increase in sales in the Americas region for the three-month period presented above was primarily driven by an increase in sales for Keyboards & Combos and Tablet Accessories. The increase in sales in the Americas region for the six-month period presented above was primarily driven by an increase in sales for Keyboards & Combos, Tablet Accessories and Gaming.

EMEA:

The increase in sales in the EMEA region for the three-month period presented above was primarily driven by an increase in sales for Gaming and Tablet Accessories. The increase in sales in the EMEA region for the six-month period presented above was primarily driven by an increase in sales for Gaming, Keyboards & Combos, and Pointing Devices.

Asia Pacific:

The sales in the Asia Pacific region remained flat for the three-month period with a decrease in sales for Webcams and Pointing Devices offset by an increase in sales for other product categories. The increase in sales in the Asia Pacific region for the six-month period presented above was primarily driven by an increase in sales for Gaming.

Sales by Product Category

Sales by product category for the three and six months ended September 30, 2024 and 2023 were as follows (dollars in thousands):

	Three months ended September 30,			Six months ended September 30,
	2024	2023	Change	2024	2023	Change
Gaming (1)	$300,470	$282,104	7%	$609,945	$548,533	11%
Keyboards & Combos	209,936	194,914	8	425,269	375,769	13
Pointing Devices	195,936	191,676	2	385,882	366,130	5
Video Collaboration	159,660	152,389	5	306,702	291,735	5
Webcams	80,249	88,222	(9)	153,153	163,422	(6)
Tablet Accessories	85,614	63,677	34	164,153	134,013	22
Headsets	46,916	44,411	6	91,152	81,261	12
Other (2)	37,253	39,615	(6)	67,995	70,644	(4)
Total Sales	$1,116,034	$1,057,008	6%	$2,204,251	$2,031,507	9%
(1) Gaming includes streaming services revenue generated by Streamlabs.
(2) Other primarily consists of mobile speakers and PC speakers.
Gaming
Our Gaming category includes gaming mice, steering wheels, headsets, keyboards, console gaming headsets, studio-quality Blue Microphones and Streamlabs services.

Sales of Gaming increased 7% for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily driven by an increase in sales of gaming steering wheels. Sales of Gaming increased 11% for the six months ended September 30, 2024, compared to the six months ended September 30, 2023, primarily driven by an increase in sales of gaming steering wheels and gaming mice.

Keyboards & Combos
Our Keyboards & Combos category includes PC keyboards and keyboard/mice combo products.

Sales of Keyboards & Combos increased 8% and 13% for the three and six months ended September 30, 2024, compared to the three and six months ended September 30, 2023, respectively, primarily driven by an increase in sales of cordless combo products.

Pointing Devices
Our Pointing Devices category includes PC- and Mac-related mice including trackballs and presentation tools.

Sales of Pointing Devices increased 2% and 5% for the three and six months ended September 30, 2024, compared to the three and six months ended September 30, 2023, respectively, primarily driven by an increase in sales of cordless mice, partially offset by a decrease in sales of presentation tools.

Video Collaboration
Our Video Collaboration category includes Logitech’s conference room cameras, which combine affordable enterprise-quality audio and high definition 4K video to bring video conferencing to a variety of room sizes.

Sales of Video Collaboration increased 5% for each of the three and six months ended September 30, 2024, compared to the three and six months ended September 30, 2023, primarily due to an increase in sales of conference room cameras as well as an increase in service revenue.

Webcams
Our Webcams category includes PC-based webcams that are targeted primarily at consumers, including streaming cameras, and VC webcams that turn any desktop into an instant collaboration space.

Sales of Webcams decreased 9% and 6% for the three and six months ended September 30, 2024, compared to the three and six months ended September 30, 2023, respectively, primarily driven by a decrease in sales of our VC webcams, partially offset by an increase of sales of our PC-based webcams.

Tablet Accessories
Our Tablet Accessories category primarily includes tablet keyboards.

Sales of Tablet Accessories increased 34% and 22% for the three and six months ended September 30, 2024, respectively, compared to the three and six months ended September 30, 2023, primarily driven by an increase in sales of Rugged Combo 4 Touch as well as sales from our Combo Touch products for the new releases of iPad Air and iPad Pro that were launched in fiscal year 2025. Sales of Tablet Accessories for the three and six months ended September 30, 2024, compared to the three and six months ended September 30, 2023, benefited from strong demand from the education sector.

Headsets
Our Headsets category includes PC and VC headsets, in-ear headphones, and premium wireless earbuds.

Sales of Headsets increased 6% for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily driven by an increase in sales of cordless PC headsets. Sales of Headsets increased 12% for the six months ended September 30, 2024, compared to the six months ended September 30, 2023, primarily driven by an increase in sales of cordless PC headsets and VC headsets.

Other
Our Other category primarily consists of mobile speakers and PC speakers.

Sales in Other category decreased 6% and 4% for the three and six months ended September 30, 2024, respectively, compared to the three and six months ended September 30, 2023, primarily driven by a decline in sales of PC speakers.

Gross Profit

Gross profit for the three and six months ended September 30, 2024 and 2023 was as follows (dollars in thousands):

	Three months ended September 30,			Six months ended September 30,
	2024	2023	Change	2024	2023	Change
Net sales	$1,116,034	$1,057,008	6%	$2,204,251	$2,031,507	9%
Gross profit	$486,091	$438,622	11%	$952,349	$814,264	17%
Gross margin	43.6%	41.5%		43.2%	40.1%

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
Gross margin was 43.6% for the three months ended September 30, 2024 and increased by 210 basis points, compared to the three months ended September 30, 2023, reflecting lower product costs and lower inventory reserves driven by improved demand, partially offset by higher promotional spending. Gross margin was 43.2% for the six months ended September 30, 2024 and increased by 310 basis points, compared to the six months ended September 30, 2023, primarily driven by lower product costs.

Operating Expenses

Operating expenses for the three and six months ended September 30, 2024 and 2023 were as follows (dollars in thousands):

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
Marketing and selling	$201,863	$176,356	$398,768	$355,541
% of sales	18.1%	16.7%	18.1%	17.5%
Research and development	76,205	68,559	151,512	139,118
% of sales	6.8%	6.5%	6.9%	6.8%
General and administrative	44,173	35,538	81,631	76,835
% of sales	4.0%	3.4%	3.7%	3.8%
Amortization of intangible assets and acquisition-related costs	2,725	3,318	5,428	6,003
% of sales	0.2%	0.3%	0.2%	0.3%
Restructuring charges (credits), net	229	(1,788)	615	1,723
% of sales	—%	(0.2)%	—%	0.1%
Total operating expenses	$325,195	$281,983	$637,954	$579,220
% of sales	29.1%	26.7%	28.9%	28.5%
The increase in total operating expenses during the three and six months ended September 30, 2024, compared to the three and six months ended September 30, 2023, was primarily driven by an increase in marketing and selling expenses.

Marketing and Selling
Marketing and selling expenses consist of personnel and related overhead costs, corporate and product marketing, promotions, advertising, trade shows, technical support for customer experiences and facilities costs.

During the three and six months ended September 30, 2024, marketing and selling expenses increased $25.5 million and $43.2 million, respectively, compared to the three and six months ended September 30, 2023, primarily driven by increased investment in marketing and advertising as well as higher performance-based compensation expense.

Research and Development
Research and development expenses consist of personnel and related overhead costs for contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.
During the three and six months ended September 30, 2024, research and development expenses increased $7.6 million and $12.4 million, respectively, compared to the three and six months ended September 30, 2023, primarily driven by higher performance-based compensation expense and increased investment in product innovation.

General and Administrative
General and administrative expenses primarily consist of personnel and related overhead, information technology, and facilities costs for the infrastructure functions such as finance, information systems, executives, human resources and legal.

During the three and six months ended September 30, 2024, general and administrative expenses increased $8.6 million and $4.8 million, respectively, compared to the three and six months ended September 30, 2023, primarily driven by higher performance-based compensation expense.

Amortization of Intangible Assets and Acquisition-Related Costs
Amortization of intangible assets consists of amortization of acquired intangible assets, including customer relationships and trademarks and trade names. Acquisition-related costs include legal expenses, due diligence costs, and other professional costs incurred for business acquisitions.

During the three and six months ended September 30, 2024, amortization of intangible assets and acquisition-related costs remained flat, compared to the three and six months ended September 30, 2023.

Restructuring Charges (Credits), Net
The restructuring charges (credits), net for the three and six months ended September 30, 2024 and 2023, were related to costs incurred as a result of our restructuring plan initiated during fiscal year 2023. These restructuring activities were substantially completed during fiscal year 2024.

Interest Income
Interest income for the three and six months ended September 30, 2024 and 2023 was as follows (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
Interest Income	$14,637	$11,856	$30,427	$21,682
We invest in highly liquid instruments with an original maturity of three months or less at the date of purchase, which are classified as cash equivalents. During the three and six months ended September 30, 2024, interest income increased $2.8 million and $8.7 million, respectively, compared to the three and six months ended September 30, 2023, primarily driven by an increase in the balance of our investments that are classified as cash equivalents as well as an increase in interest rates.
Other Income (Expense), Net
Other income (expense), net for the three and six months ended September 30, 2024 and 2023 was as follows (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
Investment gain (loss) related to the deferred compensation plan	$1,613	$(324)	$2,060	$700
Currency exchange loss, net	(1,473)	(1,712)	(3,791)	(4,798)
Gain (loss) on investments, net	(413)	214	(1,599)	(11,609)
Non-service cost net pension income and other	806	778	1,965	1,691
Total	$533	$(1,044)	$(1,365)	$(14,016)

Investment gain (loss) related to the deferred compensation plan represents earnings, gains, and losses on marketable securities related to a deferred compensation plan offered by one of our subsidiaries. The increase in investment gain for three and six months ended September 30, 2024, compared to the three and six months ended September 30, 2023, primarily relates to the change in market performance of the underlying securities.

Currency exchange loss, net, relates to balances denominated in currencies other than the functional currency in our subsidiaries, as well as to the sale of currencies, and gains or losses recognized on currency exchange forward contracts. We do not speculate in currency positions, but we are alert to opportunities to maximize currency exchange gains and minimize currency exchange losses. The loss for the three months ended September 30, 2024 was primarily due to fluctuations in currency exchange rates of the Chinese Renminbi against the U.S. Dollar. The loss for the three months ended September 30, 2023 was primarily due to fluctuations in the currency exchange rates of the Swiss Franc against the U.S. Dollar. The loss for the six months ended September 30, 2024 was primarily due to fluctuations in currency exchange rates of the Chinese Renminbi and the Mexican Peso against the

U.S. Dollar. The loss for the six months ended September 30, 2023 was primarily due to fluctuations in the currency exchange rates of the Japanese Yen against the U.S. Dollar.

Gain (loss) on investments, net, includes unrealized gain (loss) from the change in fair value of investments, gain (loss) on equity-method investments and impairment of investments during the periods presented, as applicable. The loss on investments, net, for the three and six months ended September 30, 2024 and the gain on investments, net, for the three months ended September 30, 2023 were not material. The loss on investments, net, for the six months ended September 30, 2023 was primarily due to an impairment loss, as a result of the write-off of a note receivable which has been deemed no longer recoverable. This note receivable was previously obtained in conjunction with an exchange transaction related to our investment in a privately held company. See Note 6 to our condensed consolidated financial statements for more information.

Provision for Income Taxes
The provision for income taxes and effective income tax rates for the three and six months ended September 30, 2024 and 2023 were as follows (dollars in thousands):

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
Provision for income taxes	$30,583	$30,334	$56,141	$42,866
Effective income tax rate	17.4%	18.1%	16.3%	17.7%

The change in the effective income tax rate for the three and six months ended September 30, 2024, compared with the three and six months ended September 30, 2023, was primarily due to the change in the mix of income and losses in the various tax jurisdictions in which we operate, the favorable tax impacts from share-based compensation and unrecognized tax benefits due to uncertain tax positions.

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
Liquidity and Capital Resources

Cash Balances, Available Borrowings, and Capital Resources

As of September 30, 2024, we had cash and cash equivalents of $1,363.3 million, compared with $1,520.8 million as of March 31, 2024. Our cash and cash equivalents consist of bank demand deposits, short-term time deposits, and U.S. Treasury securities, of which 71% is held in Switzerland and 11% is held in Germany. We do not expect to incur any material adverse tax impact except for what has already been recognized, or to be significantly inhibited by any country in which we do business, from the repatriation of funds to Switzerland, our country of domicile.

As of September 30, 2024, our working capital was $1,457.2 million, compared to $1,545.5 million as of March 31, 2024. The decrease was primarily driven by a decrease in cash and cash equivalents and an increase in accounts payable, partially offset by an increase in inventories and accounts receivable.

We had several uncommitted, unsecured bank lines of credit and letters of credit aggregating $178.7 million as of September 30, 2024. There are no financial covenants under these lines of credit with which we must comply. There was no borrowing outstanding under the lines of credit as of September 30, 2024. As of September 30, 2024, we had outstanding bank guarantees of $29.5 million.

The following tables present selected financial information and statistics as of and for the three months ended September 30, 2024 and 2023 (dollars in thousands):

	As of September 30,
	2024	2023
Accounts receivable, net	$629,278	$656,895
Accounts payable	$555,490	$492,905
Inventories	$520,493	$532,943

	Three months ended September 30,
	2024	2023
Days sales in accounts receivable (“DSO”) (Days)(1)	51	56
Days accounts payable outstanding (“DPO”) (Days)(2)	79	72
Inventory turnover (“ITO”) (x)(3)	4.8	4.6

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

DSO for the three months ended September 30, 2024 decreased by 5 days to 51 days, compared to 56 days for the three months ended September 30, 2023, primarily due to higher sales from improved demand as well as timing of sales within the quarter.

DPO for the three months ended September 30, 2024 increased by 7 days to 79 days, compared to 72 days for the three months ended September 30, 2023, primarily due to higher inventory purchases during the second quarter of fiscal year 2025 to align with demand.

ITO for the three months ended September 30, 2024 increased by 0.2 to 4.8, compared to 4.6 for the three months ended September 30, 2023, primarily due to lower inventory balances driven by our efforts to manage inventory levels as well as due to improved demand.

If we are not successful in launching and phasing in our new products, or market competition increases, or we are not able to sell the new products at the prices planned, it could have a material impact on our sales, gross profit margin, operating results including operating cash flow, and inventory turnover in the future.

The following table summarizes our condensed consolidated statements of cash flows (in thousands):

	Six months ended September 30,
	2024	2023
Net cash provided by operating activities	$342,031	$463,059
Net cash used in investing activities	(31,326)	(49,151)
Net cash used in financing activities	(474,954)	(388,269)
Effect of exchange rate changes on cash and cash equivalents	6,683	(10,758)
Net increase (decrease) in cash and cash equivalents	$(157,566)	$14,881

For the six months ended September 30, 2024, net cash provided by operating activities was $342.0 million resulting from net income of $287.3 million, a favorable impact from adding back non-cash expenses totaling $107.3 million, partially offset by an unfavorable net change in operating assets and liabilities of $52.6 million. Non-cash adjustments were primarily related to share-based compensation expenses, depreciation and amortization and deferred income taxes. The increase in accounts receivable, net, was primarily driven by higher sales. The increases in inventories and accounts payable were due to higher inventory purchases to replenish certain products.

For the six months ended September 30, 2024, net cash used in investing activities was $31.3 million, primarily resulting from $29.1 million of purchases of property, plant, and equipment.

For the six months ended September 30, 2024, net cash used in financing activities was $475.0 million, primarily resulting from payment for repurchases of our registered shares of $263.2 million and payment of cash dividends of $207.9 million.

For the six months ended September 30, 2024, the effect of exchange rate changes on cash and cash equivalents was not material.

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

In fiscal year 2025, we paid a cash dividend of CHF 176.3 million (U.S. Dollar amount of $207.9 million based on the exchange rate on the date of payment) out of fiscal year 2024 retained earnings. In fiscal year 2024, we paid a cash dividend of CHF 169.1 million (U.S. Dollar amount of $182.3 million based on the exchange rate on the date of payment) out of fiscal year 2023 retained earnings.

In June 2023, our Board of Directors approved a three-year share repurchase program, which allows us to use up to $1.0 billion to repurchase our shares. The 2023 share repurchase program enables us to repurchase shares for cancellation, as well as to support equity incentive plans or potential acquisitions. The Swiss Takeover Board approved the 2023 share repurchase program in July 2023 and the program became effective on July 28, 2023. During the six months ended September 30, 2024, we repurchased 2.9 million shares for an aggregate cost of $262.1 million, under the 2023 share repurchase program for cancellation, of which $18.4 million of the aggregate cost was not paid yet as of September 30, 2024. As of September 30, 2024, $373.9 million was available for repurchase under the 2023 share repurchase program.

Swiss law limits a company’s ability to hold or repurchase its own shares. The aggregate par value of all shares held in treasury by us and our subsidiaries may not exceed 10% of our share capital, which corresponds to approximately 17.3 million registered shares. This limitation does not apply to shares repurchased for cancellation, due to the Board of Directors' authority under the capital band set forth in the Company's Articles of Incorporation to cancel shares up to a limit of 10% of our current share capital. As of September 30, 2024, we had a total of 21.3 million shares held in treasury stock, which includes 7.0 million shares that have been repurchased for cancellation and 14.3 million shares that have been purchased to support equity incentive plans or potential acquisitions.

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

Operating Leases Obligations

We lease facilities under operating leases, certain of which require us to pay property taxes, insurance and maintenance costs. Operating leases for facilities are generally renewable at our option and usually include escalation clauses linked to inflation. There have been no material changes to our contractual obligations as previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2024. The remaining terms of our non-cancelable operating leases expire in various years through 2035.

Purchase Commitments

As of September 30, 2024, we had non-cancelable purchase commitments of $455.3 million for inventory purchases made in the normal course of business from original design manufacturers, contract manufacturers and other suppliers, the majority of which are expected to be fulfilled within the next 12 months. We recorded a liability for firm, non-cancelable, and unhedged inventory purchase commitments in excess of anticipated demand or net realizable value consistent with our valuation of excess and obsolete inventory. As of September 30, 2024, the liability for these purchase commitments was $21.8 million and is recorded in accrued and other current liabilities in the condensed consolidated balance sheet.

We have firm purchase commitments of $12.1 million for capital expenditures primarily related to commitments for tooling and equipment for new and existing products. We expect to continue making capital expenditures in the future to support product development activities and ongoing and expanded operations. Although open purchase commitments are considered enforceable and legally binding, the terms generally allow us to reschedule or adjust our requirements based on business needs prior to delivery of goods or performance of services.

Other Contractual Obligations and Commitments

For further detail about our contractual obligations and commitments, refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

Indemnifications

We indemnify certain suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of September 30, 2024, no material amounts have been accrued for indemnification provisions. We do not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under our indemnification arrangements.

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

Legal Proceedings

From time to time, we are involved in claims and legal proceedings that arise in the ordinary course of our business. For more information about Legal Proceedings, see Part II Item 1 Legal Proceedings of this quarterly report on Form 10-Q for the period ended September 30, 2024.

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

We are exposed to currency exchange rate risk as we transact business in multiple currencies, including exposure related to anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. Dollar. We transact business in approximately 30 currencies worldwide, of which the most significant to operations are the Euro, Chinese Renminbi, Australian Dollar, Canadian Dollar, Japanese Yen, Pound Sterling and New Taiwan Dollar. For the three months ended September 30, 2024, approximately 49% of our sales were in non-U.S. denominated currencies, with 24% of our sales denominated in Euro. The mix of our costs of goods sold and operating expenses by currency are significantly different from the mix of our sales, with a larger portion denominated in U.S. Dollar and less denominated in Euro and other currencies. A strengthening U.S. Dollar has a more unfavorable impact on our sales compared to the favorable impact on our cost of goods sold and operating expenses, resulting in an adverse impact on our operating results.

We enter into currency forward and swap contracts to reduce the short-term effects of currency fluctuations on certain receivables or payables denominated in currencies other than the functional currencies of our subsidiaries. These contracts generally mature within approximately one month. The gains or losses on these contracts are recognized in earnings based on the changes in fair value.

If an adverse 10% foreign currency exchange rate change had been applied to total monetary assets and liabilities denominated in currencies other than the functional currencies at the balance sheet dates, it would have resulted in an adverse effect on income before income taxes of approximately $16.7 million and $19.1 million as of September 30, 2024 and March 31, 2024, respectively. The adverse effect as of September 30, 2024 and March 31, 2024 is after consideration of the offsetting effect of approximately $9.2 million and $6.9 million, respectively, from foreign exchange contracts in place as of such dates.

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

If the U.S. Dollar had weakened by 10%, the amount recorded in AOCI related to our foreign exchange contracts before tax effect as of September 30, 2024 and March 31, 2024 would have been approximately $14.4 million and $9.0 million lower, respectively. The change in the fair value recorded in AOCI would be expected to offset a corresponding foreign currency change in cost of goods sold when the hedged inventory purchases are sold.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.   RISK FACTORS

The Company’s business, reputation, results of operations, financial condition and stock price can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2024 (the "2024 Form 10-K"), under the heading “Risk Factors.” When any one or more of these risks materialize from time to time, the Company’s business, reputation, results of operations, financial condition and stock price can be materially and adversely affected. There have been no material changes to the Company's risk factors since the 2024 Form 10-K, except as indicated below.

The collection, storage, transmission, use and distribution of personal data could give rise to liabilities and additional costs of operation as a result of laws, governmental regulation and risks of data breaches and security incidents.

In connection with our operations, we collect and otherwise process personal data, including that of our consumers. The processing of this information is increasingly subject to legislation, regulations and enforcement in numerous jurisdictions around the world. Global data privacy regulation is increasingly fragmented, with increasing enforcement efforts and penalties. Such fragmentation requires more complex and costly compliance structures, while heightened enforcement increases the cost and reputational risk associated with even minor compliance errors. For example, the General Data Protection Regulation ("GDPR"), which is applicable to us and to all companies processing data of people in the European Union, imposes significant fines and sanctions for violation of the Regulation. Compliance with the GDPR's international transfer rules has been made more difficult by the invalidation of the European Union-U.S. Privacy Shield and we are now required to put in place additional privacy protective measures for transfer of data of people in the European Union to certain countries outside of the European Economic Area. In the United States, several states have adopted broad privacy laws. Such laws and regulations are typically intended to protect the privacy and security of personal information and its collection, storage, transmission, use, disclosure and other processing. For example, California has enacted the California Consumer Privacy Act (the “CCPA”), which, among other things, requires covered companies to provide disclosures to California consumers and afford such consumers abilities to opt-out of certain sales of personal information. Additionally, the California Privacy Rights Act (the “CPRA”), was approved by California voters in November 2020. The CPRA significantly modifies the CCPA and has made compliance more uncertain and complex. Additionally, other U.S. states continue to propose, and in certain cases adopt, privacy-focused legislation. Other laws and regulations may follow, at state and federal levels. Other regions also have robust data protection and privacy legislation. For example, China has enacted the Personal Information Protection Law of the People’s Republic of China (“PIPL”), which strictly regulates the processing of personal information and the transfer of personal data of Chinese residents to territories outside of China.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

In the second quarter of fiscal year 2025, the following approved share repurchase program was in place (in thousands):

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
The following table presents certain information related to purchases made by Logitech of its equity securities under the 2023 share repurchase program (in thousands, except per share amounts):

	Total Number of Shares Repurchased		Weighted Average Price Paid Per Share		Remaining Amount that May Yet Be Repurchased under the Programs
During the three months ended September 30, 2024			CHF (LOGN)	USD (LOGI)
Month 1
June 29, 2024 to July 26, 2024
SIX	458	(1)	82.58	N/A	$461,481
Nasdaq	—		N/A	$—	461,481
Month 2
July 27, 2024 to August 23, 2024
SIX	419	(1)	76.23	N/A	424,511
Nasdaq	—		N/A	$—	424,511
Month 3
August 24, 2024 to September 27, 2024
SIX	579	(1)	74.01	N/A	373,893
Nasdaq	—		N/A	$—	373,893
	1,456		77.34	N/A	$373,893
(1) Shares repurchased on the second trading line for cancellation under the 2023 share repurchase program.
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

ITEM 5.   OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the second quarter of fiscal year 2025, the following officer, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408.

On August 28, 2024, Samantha Harnett, our Chief Legal Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale of an aggregate of up to 580 shares of our registered shares acquired by Ms. Harnett under our equity plans. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The first date that sales of any shares are permitted to be sold under the trading arrangement will be November 27, 2024. The trading arrangement terminates on February 28, 2025, or upon the earlier completion of all transactions thereunder.

No other officers or directors, as defined in Rule 16a-1(f), adopted, modified and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the last fiscal quarter.

ITEM 6.   EXHIBITS

Exhibit Index

Exhibit No.		Description

3.1
Articles of Incorporation of Logitech International S.A., as amended, effective October 9, 2024 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on October 11, 2024 (File No. 000-29174))

10.1	**
Offer Letter between Logitech Inc. and Matteo Anversa dated August 5, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 6, 2024 (File No. 000-29174))

10.2	**
Employment Agreement between Logitech Inc. and Matteo Anversa dated August 5, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 6, 2024 (File No. 000-29174))

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

LOGITECH INTERNATIONAL S.A.

October 24, 2024	/s/ Johanna (Hanneke) Faber
Date	Johanna (Hanneke) Faber
Chief Executive Officer

October 24, 2024	/s/ Matteo Anversa
Date	Matteo Anversa
Chief Financial Officer