Form 10-Q
period 2024-12-31
LOGITECH INTERNATIONAL S.A.
filed 2025-01-29
CIK 1032975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

As of January 15, 2025, there were 149,199,581 shares of the Registrant’s share capital outstanding.

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

Our fiscal year ends on March 31. Interim quarters are generally thirteen-week periods, each ending on a Friday of each quarter. The third quarter of fiscal year 2025 ended on December 27, 2024. The same quarter in the prior fiscal year ended on December 29, 2023. For purposes of presentation, we have indicated our quarterly periods end on the last day of the calendar quarter.
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

PART I — FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023
Net sales	$1,340,294	$1,255,473	$3,544,545	$3,286,980
Cost of goods sold	763,403	726,252	2,010,411	1,937,367
Amortization of intangible assets	2,450	2,441	7,344	8,569
Gross profit	574,441	526,780	1,526,790	1,341,044

Operating expenses:
Marketing and selling	217,048	189,175	615,816	544,716
Research and development	77,973	72,704	229,485	211,822
General and administrative	42,117	39,711	123,748	116,546
Amortization of intangible assets and acquisition-related costs	2,637	2,276	8,065	8,279
Restructuring charges, net	110	839	725	2,562
Total operating expenses	339,885	304,705	977,839	883,925

Operating income	234,556	222,075	548,951	457,119
Interest income	12,176	12,826	42,603	34,508
Other income (expense), net	(1,524)	189	(2,889)	(13,827)
Income before income taxes	245,208	235,090	588,665	477,800
Provision for (benefit from) income taxes	45,061	(9,594)	101,202	33,272
Net income	$200,147	$244,684	$487,463	$444,528

Net income per share:
Basic	$1.33	$1.57	$3.20	$2.82
Diluted	$1.32	$1.55	$3.18	$2.80

Weighted average shares used to compute net income per share:
Basic	150,647	155,933	152,127	157,568
Diluted	151,895	157,440	153,506	158,843

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023
Net income	$200,147	$244,684	$487,463	$444,528
Other comprehensive income (loss):
Currency translation gain (loss):
Currency translation gain (loss), net of taxes	(39,568)	25,319	(23,998)	13,168
Defined benefit plans:
Reclassification of amortization included in other income (expense), net	251	500	(501)	252
Hedging gain (loss):
Deferred hedging gain (loss), net of taxes	3,577	(2,539)	2,228	(1,165)
Reclassification of hedging loss (gain) included in cost of goods sold	790	(863)	(849)	3,493
Total other comprehensive income (loss)	(34,950)	22,417	(23,120)	15,748
Total comprehensive income	$165,197	$267,101	$464,343	$460,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	December 31, 2024	March 31, 2024
Assets
Current assets:
Cash and cash equivalents	$1,502,832	$1,520,842
Accounts receivable, net	648,230	541,715
Inventories	483,569	422,513
Other current assets	139,523	146,270
Total current assets	2,774,154	2,631,340
Non-current assets:
Property, plant and equipment, net	109,547	116,589
Goodwill	461,183	461,978
Other intangible assets, net	29,161	44,603
Other assets	357,515	350,194
Total assets	$3,731,560	$3,604,704
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$578,951	$448,627
Accrued and other current liabilities	715,267	637,262
Total current liabilities	1,294,218	1,085,889
Non-current liabilities:
Income taxes payable	129,497	112,572
Other non-current liabilities	205,027	172,590
Total liabilities	1,628,742	1,371,051
Commitments and contingencies (Note 10)
Shareholders’ equity:
Registered shares, CHF 0.25 par value Issued shares: 168,994 and 173,106 at December 31, 2024 and March 31, 2024, respectively	29,432	30,148
Additional paid-in capital	95,162	63,524
Shares in treasury, at cost — 19,555 and 19,243 at December 31, 2024 and March 31, 2024, respectively	(1,381,949)	(1,351,336)
Retained earnings	3,494,495	3,602,519
Accumulated other comprehensive loss	(134,322)	(111,202)
Total shareholders’ equity	2,102,818	2,233,653
Total liabilities and shareholders’ equity	$3,731,560	$3,604,704

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine months ended December 31,
	2024	2023
Cash flows from operating activities:
Net income	$487,463	$444,528
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	44,178	48,874
Amortization of intangible assets	15,258	16,583
Loss on investments	1,718	12,213
Share-based compensation expense	76,067	64,192
Deferred income taxes	18,652	(9,515)
Other	130	336
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(127,934)	(46,786)
Inventories	(67,554)	237,969
Other assets	9,416	3,698
Accounts payable	136,848	120,383
Accrued and other liabilities	118,659	13,536
Net cash provided by operating activities	712,901	906,011
Cash flows from investing activities:
Purchases of property, plant and equipment	(43,340)	(45,585)
Acquisitions, net of cash acquired	—	(14,138)
Purchases of deferred compensation investments	(5,802)	(7,893)
Proceeds from sales of deferred compensation investments	4,958	8,193
Other investing activities	(1,173)	(406)
Net cash used in investing activities	(45,357)	(59,829)
Cash flows from financing activities:
Payment of cash dividends	(207,853)	(182,305)
Payment of contingent consideration for business acquisition	(1,245)	(5,002)
Purchases of registered shares	(463,322)	(376,775)
Proceeds from exercises of stock options and purchase rights	20,235	15,319
Tax withholdings related to net share settlements of restricted stock units	(22,251)	(28,596)
Other financing activities	(1,663)	(1,116)
Net cash used in financing activities	(676,099)	(578,475)
Effect of exchange rate changes on cash and cash equivalents	(9,455)	(4,080)
Net increase (decrease) in cash and cash equivalents	(18,010)	263,627
Cash and cash equivalents, beginning of the period	1,520,842	1,149,023
Cash and cash equivalents, end of the period	$1,502,832	$1,412,650

Supplementary Cash Flow Disclosures:
Non-cash investing and financing activities:
Property, plant and equipment purchased during the period and included in period end liability accounts	$5,770	$8,738
Right-of-use assets obtained in exchange for operating lease liabilities	$26,564	$4,621
Supplemental cash flow information:
Income taxes paid, net	$32,586	$32,777
The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except per share amounts)
(unaudited)

Three Months Ended December 31, 2024

			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
September 30, 2024	173,106	$30,148	$72,268	21,270	$(1,518,149)	$3,626,999	$(99,372)	$2,111,894
Total comprehensive income	—	—	—	—	—	200,147	(34,950)	165,197
Purchases of registered shares	—	—	—	2,428	(199,283)	—	—	(199,283)
Issuance of shares upon vesting of restricted stock units	—	—	(3,124)	(31)	3,395	(1,279)	—	(1,008)
Cancellation of treasury shares	(4,112)	(716)		(4,112)	332,088	(331,372)	—	—
Share-based compensation	—	—	26,018	—	—	—	—	26,018
December 31, 2024	168,994	$29,432	$95,162	19,555	$(1,381,949)	$3,494,495	$(134,322)	$2,102,818

Nine Months Ended December 31, 2024

			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
March 31, 2024	173,106	$30,148	$63,524	19,243	$(1,351,336)	$3,602,519	$(111,202)	$2,233,653
Total comprehensive income	—	—	—	—	—	487,463	(23,120)	464,343
Purchases of registered shares	—	—	—	5,328	(461,402)	—	—	(461,402)
Sales of shares upon exercise of stock options and purchase rights	—	—	(6,065)	(273)	29,567	(3,267)	—	20,235
Issuance of shares upon vesting of restricted stock units	—	—	(38,518)	(631)	69,134	(52,867)	—	(22,251)
Cancellation of treasury shares	(4,112)	(716)	—	(4,112)	332,088	(331,372)	—	—
Share-based compensation	—	—	76,221	—	—	—	—	76,221
Cash dividends ($1.37 per share)	—	—	—	—	—	(207,981)	—	(207,981)
December 31, 2024	168,994	$29,432	$95,162	19,555	$(1,381,949)	$3,494,495	$(134,322)	$2,102,818

Three Months Ended December 31, 2023

			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
September 30, 2023	173,106	$30,148	$47,311	16,029	$(1,083,468)	$3,190,220	$(106,946)	$2,077,265
Total comprehensive income	—	—	—	—	—	244,684	22,417	267,101
Purchases of registered shares	—	—	—	2,126	(172,422)	—	—	(172,422)
Issuance of shares upon vesting of restricted stock units	—	—	(6,948)	(47)	4,576	—	—	(2,372)
Share-based compensation	—	—	20,529	—	—	—	—	20,529
December 31, 2023	173,106	$30,148	$60,892	18,108	$(1,251,314)	$3,434,904	$(84,529)	$2,190,101

Nine Months Ended December 31, 2023

			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
March 31, 2023	173,106	$30,148	$127,380	13,763	$(977,266)	$3,177,575	$(100,277)	$2,257,560
Total comprehensive income	—	—	—	—	—	444,528	15,748	460,276
Purchases of registered shares	—	—	—	5,628	(391,594)	—	—	(391,594)
Sales of shares upon exercise of stock options and purchase rights	—	—	(15,755)	(315)	31,074	—	—	15,319
Issuance of shares upon vesting of restricted stock units	—	—	(115,068)	(968)	86,472	—	—	(28,596)
Share-based compensation	—	—	64,335	—	—	—	—	64,335
Cash dividends ($1.19 per share)	—	—	—	—	—	(187,199)	—	(187,199)
December 31, 2023	173,106	$30,148	$60,892	18,108	$(1,251,314)	$3,434,904	$(84,529)	$2,190,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — The Company and Summary of Significant Accounting Policies and Estimates

The Company

Logitech International S.A., together with its consolidated subsidiaries ("Logitech" or the "Company"), designs software-enabled hardware solutions that help businesses thrive and bring people together when working, creating, gaming and streaming. As a point of connection between people and the digital world, the Company's mission is to extend human potential in work and play, in a way that is good for people and the planet.
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

In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of only normal and recurring adjustments, necessary and in all material aspects, for a fair statement of the results of operations, comprehensive income, financial position, cash flows and changes in shareholders' equity for the periods presented. Operating results for the three and nine months ended December 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2025, or any future periods.

Changes in Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies during the three and nine months ended December 31, 2024 compared with the significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

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

Risks and Uncertainties
Impacts of Macroeconomic and Geopolitical Conditions on the Company's Business
The Company's business has continued to be impacted by macroeconomic and geopolitical conditions. These conditions include inflation, interest rate and foreign currency fluctuations, changes in fiscal policies, geopolitical conflicts, low economic growth in certain regions, and uncertainty in consumer and enterprise demand. In addition, the Company's business may be adversely impacted by the potential expansion of tariffs on goods imported into the U.S., as well as responsive or related policies enacted in other countries.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires all public entities to disclose in the notes to the financial statements the amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each expense caption of the income statement. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. ASU 2024-03 can be applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2024-03 on its consolidated financial statements and related disclosures.

Note 2 — Net Income Per Share

The following table summarizes the computations of basic and diluted net income per share for the three and nine months ended December 31, 2024 and 2023 (in thousands, except per share amounts):

	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023
Net income	$200,147	$244,684	$487,463	$444,528

Shares used in net income per share computation:
Weighted average shares outstanding - basic	150,647	155,933	152,127	157,568
Effect of potentially dilutive equivalent shares	1,248	1,507	1,379	1,275
Weighted average shares outstanding - diluted	151,895	157,440	153,506	158,843

Net income per share:
Basic	$1.33	$1.57	$3.20	$2.82
Diluted	$1.32	$1.55	$3.18	$2.80

Share equivalents attributable to outstanding stock options, restricted stock units and employee share purchase plans totaling 0.8 million for each of the three months ended December 31, 2024 and 2023, and 0.9 million and 1.3 million for the nine months ended December 31, 2024 and 2023, respectively, were excluded from the calculation of diluted net income per share because their effect would have been antidilutive. A small number of performance-based restricted stock units were not included in the dilutive net income per share calculation because all necessary conditions had not been satisfied by the end of the respective period, and those shares were not issuable if the end of the reporting period were the end of the performance contingency period.

Note 3 — Employee Benefit Plans

Employee Share Purchase Plans and Stock Incentive Plans

As of December 31, 2024, the Company offers the 2006 Employee Share Purchase Plan (Non-U.S.), as amended and restated, the 1996 Employee Share Purchase Plan (U.S.), as amended and restated, and the 2006 Stock Incentive Plan, as amended and restated. Shares issued to employees as a result of purchases or exercises under these plans are generally issued from shares held in treasury stock.

The following table summarizes the share-based compensation expense and total income tax benefit recognized for share-based awards for the three and nine months ended December 31, 2024 and 2023 (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023
Cost of goods sold	$2,173	$2,189	$8,673	$6,066
Marketing and selling	11,813	8,878	34,133	28,623
Research and development	5,043	4,421	15,849	13,568
General and administrative	7,164	5,125	17,412	15,935
Total share-based compensation expense	26,193	20,613	76,067	64,192
Income tax benefit	(4,523)	(3,391)	(16,901)	(11,257)
Total share-based compensation expense, net of income tax benefit	$21,670	$17,222	$59,166	$52,935

The income tax benefit in the respective periods primarily consisted of tax benefits related to the share-based compensation expense for the period and direct tax benefit realized.

Share-based compensation costs capitalized as part of inventory were $1.6 million and $1.4 million for the three months ended December 31, 2024 and 2023, respectively, and $5.9 million and $4.8 million for the nine months ended December 31, 2024 and 2023, respectively.

Defined Benefit Plans

Certain of the Company’s subsidiaries sponsor defined benefit pension plans or non-retirement post-employment benefits covering substantially all of their employees. Benefits are provided based on employees’ years of service and earnings, or in accordance with applicable employee benefit regulations. The Company’s practice is to fund amounts sufficient to meet the requirements set forth in the applicable employee benefit and tax regulations. The costs of $1.8 million and $1.9 million recorded for the three months ended December 31, 2024 and 2023, respectively, and $5.3 million and $5.7 million recorded for the nine months ended December 31, 2024 and 2023, respectively, were primarily related to service costs.

Note 4 — Income Taxes

The Company is incorporated in Switzerland but operates in various countries with differing tax laws and rates. Further, a portion of the Company’s income before taxes and the provision for (benefit from) income taxes are generated outside of Switzerland.

The income tax provision for the three and nine months ended December 31, 2024 was $45.1 million and $101.2 million based on an effective income tax rate of 18.4% and 17.2% of pre-tax income, respectively. The income tax provision (benefit) for the same periods ended December 31, 2023 was a benefit of $9.6 million and a provision of $33.3 million based on an effective income tax rate of (4.1)% and 7.0% of pre-tax income, respectively.

The change in the effective income tax rate for the three and nine months ended December 31, 2024, compared with the same periods ended December 31, 2023, was primarily due to the change in the mix of income and losses in the various tax jurisdictions in which the Company operates and unrecognized tax benefits due to uncertain tax positions compared with the discrete tax benefits recognized in the prior period for the remeasurement of the tax basis of goodwill under the Swiss Federal Act on Tax Reform and AHV Financing ("TRAF"), remeasurement of the Company's Swiss deferred tax assets due to a change in tax rate, and Foreign Derived Intangible Income ("FDII") incentive provided by the Tax Cuts and Jobs Act.

The canton of Vaud completed the legislative process to enact TRAF, a reform to better align the Swiss tax system to international tax standards, on March 10, 2020 to take effect as of January 1, 2020. In March 2020, the Company increased the tax basis of goodwill, as a transition measure under TRAF, to be amortized over ten years beginning on January 1, 2020. During the three months ended December 31, 2023, the Company remeasured the tax basis of goodwill under TRAF, which resulted in an income tax benefit of $25.1 million, net of assessment of uncertain tax positions. The remeasurement of the step-up will be amortized over the remaining ten-year amortization period.

On December 29, 2023, a change to the cantonal tax legislation was published. According to the law approved by the Vaud parliament, a progressive scale will be applicable for cantonal tax purposes resulting in an increase from the then current tax rate of 13.61% to 14.28% effective fiscal year 2025. The increase in tax rate resulted in a tax benefit of $5.1 million due to a remeasurement of the Company's Swiss deferred tax assets in the fiscal quarter ended December 31, 2023.

The Tax Cuts and Jobs Act enacted Section 250, which provides for a deduction with respect to Global Intangible Low-Taxed Income ("GILTI") and FDII in the U.S. The application of this tax incentive is inherently complex. During the three months ended December 31, 2023, the Company analyzed the applicability of FDII and determined that this tax incentive applies to fiscal years 2021, 2022 and 2023. As a result, the Company realized a tax benefit of $17.9 million related to FDII. The Company has also concluded that any GILTI tax since the enactment of Tax Cuts and Jobs Act is immaterial.

The Base Erosion and Profit Shifting Project (the “BEPS Project”) undertaken by the Organization for Economic Co-operation and Development (the "OECD") recommended changes to numerous long-standing tax principles, including a proposal to reallocate profits among tax jurisdictions in which companies do business (“Pillar One”) and establishing a minimum tax on global income (“Pillar Two”). Some jurisdictions, including Switzerland, where the Company operates are implementing Pillar Two laws to effectuate a 15% minimum tax. The minimum tax effective beginning in fiscal year 2025 for the Company is treated as a current cost and does not have a material impact on the Company's effective tax rate. The OECD and participating countries continue to issue underlying rules and administrative guidance related to Pillar Two, and the Company continues to monitor the relevant developments.

Note 5 — Balance Sheet Components

The following table presents the components of certain balance sheet asset amounts (in thousands):

	December 31, 2024	March 31, 2024
Accounts receivable, net:
Accounts receivable	$966,878	$744,836
Allowance for cooperative marketing arrangements	(52,861)	(41,634)
Allowance for customer incentive programs	(109,599)	(60,027)
Allowance for pricing programs	(125,627)	(91,280)
Other allowances	(30,561)	(10,180)
	$648,230	$541,715
Inventories:
Raw materials	$43,106	$65,209
Finished goods	440,463	357,304
	$483,569	$422,513
Other current assets:
Value-added tax ("VAT") receivables	$55,625	$41,172
Prepaid expenses and other assets	83,898	105,098
	$139,523	$146,270
Property, plant and equipment, net:
Property, plant and equipment	$524,347	$503,882
Less: accumulated depreciation and amortization	(414,800)	(387,293)
	$109,547	$116,589
Other assets:
Deferred tax assets	$213,986	$224,831
Right-of-use assets	77,044	61,163
Investments for deferred compensation plan	31,037	29,174
Investments in privately held companies	28,092	28,662
Other assets	7,356	6,364
	$357,515	$350,194

The following table presents the components of certain balance sheet liability amounts (in thousands):

	December 31, 2024	March 31, 2024
Accrued and other current liabilities:
Accrued customer marketing, pricing and incentive programs	$186,803	$170,371
Accrued personnel expenses	163,688	145,473
Income taxes payable	63,264	24,196
VAT payable	35,625	28,253
Warranty liabilities	33,755	30,270
Accrued sales return liability	28,397	30,098
Deferred revenue (1)	25,911	19,262
Accrued loss for inventory purchase commitments	18,783	29,349
Operating lease liabilities	16,044	15,107
Other current liabilities	142,997	144,883
	$715,267	$637,262
Other non-current liabilities:
Operating lease liabilities	$78,829	$61,920
Employee benefit plan obligations	40,834	42,707
Deferred revenue (1)	35,492	21,097
Obligation for deferred compensation plan	31,037	29,174
Warranty liabilities	15,306	14,384
Deferred tax liabilities	682	705
Other non-current liabilities	2,847	2,603
	$205,027	$172,590
(1) Includes deferred revenue for post-contract customer support and other services.

Note 6 — Fair Value Measurements

Fair Value Measurements

The Company considers fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The Company utilizes the following three-level fair value hierarchy to establish the priority of the inputs used to measure fair value:

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis, excluding assets related to the Company’s defined benefit pension plans, classified by the level within the fair value hierarchy (in thousands):

	December 31, 2024			March 31, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,069,986	$—	$—	$1,042,604	$—	$—
Investments for deferred compensation plan included in other assets:
Cash	$142	$—	$—	$312	$—	$—
Common stock	773	—	—	573	—	—
Money market funds	7,847	—	—	8,129	—	—
Mutual funds	22,275	—	—	20,160	—	—
Total investments for deferred compensation plan	$31,037	$—	$—	$29,174	$—	$—

Currency derivative assets included in other current assets	$—	$148	$—	$—	$913	$—

Liabilities:
Contingent consideration included in accrued and other current liabilities	$—	$—	$—	$—	$—	$1,215
Currency derivative liabilities included in accrued and other current liabilities	$—	$470	$—	$—	$573	$—

Investments for Deferred Compensation Plan

The marketable securities for the Company's deferred compensation plan were recorded at a fair value of $31.0 million and $29.2 million, as of December 31, 2024 and March 31, 2024, respectively, based on quoted market prices. Quoted market prices are observable inputs that are classified as Level 1 within the fair value hierarchy. Unrealized gains (losses) related to marketable securities for the three and nine months ended December 31, 2024 and 2023 were not material and were included in other income (expense), net, and corresponding changes in the deferred compensation liability were included in operating expenses and cost of goods sold, in the Company's condensed consolidated statements of operations.

Equity Method Investments

The Company has certain non-marketable investments included in other assets that are accounted for as equity method investments, with a carrying value of $18.7 million and $18.0 million as of December 31, 2024 and March 31, 2024, respectively. Gains (losses) related to equity method investments for the three and nine months ended December 31, 2024 and 2023 were not material and are included in other income (expense), net, in the Company's condensed consolidated statements of operations. There was no impairment of equity method investments during the three and nine months ended December 31, 2024 and 2023.

Assets Measured at Fair Value on a Nonrecurring Basis

Financial Assets

The Company has certain equity investments without readily determinable fair values due to the absence of quoted market prices, the inherent lack of liquidity, and the fact that inputs used to measure fair value are unobservable and require management's judgment. When certain events or circumstances indicate that impairment may exist, the Company revalues the investments using various assumptions, including the financial metrics and ratios of comparable public companies. The carrying value is also adjusted for observable price changes with the same or similar security from the same issuer. The amount of these equity investments without readily determinable fair value included in other assets was $8.8 million and $10.1 million as of December 31, 2024 and March 31, 2024, respectively. The impairment charges related to these equity investments were not material during the three and nine months ended December 31, 2024 and 2023.

During the nine months ended December 31, 2023, the Company recorded an impairment loss, before tax, of $9.6 million as a result of the write-off of a note receivable which has been deemed no longer recoverable. This note receivable was previously obtained in conjunction with an exchange transaction related to the Company's investment in a privately held company. The impairment loss is included in other income (expense), net, in the Company's condensed consolidated statement of operations for the nine months ended December 31, 2023.

Non-Financial Assets

Goodwill, intangible assets, and property, plant and equipment, are not required to be measured at fair value on a recurring basis. However, if the Company is required to evaluate these non-financial assets for impairment, whether due to certain triggering events or because of the required annual impairment test, and a resulting impairment is recorded to reduce the carrying value to the fair value, the non-financial assets are measured at fair value during such period. There was no impairment of non-financial assets during the three and nine months ended December 31, 2024 and 2023.

Note 7 — Derivative Financial Instruments

Under certain agreements with the respective counterparties to the Company’s derivative contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, the Company presents its derivative assets and derivative liabilities on a gross basis in other current assets and accrued and other current liabilities, respectively, on the condensed consolidated balance sheets as of December 31, 2024 and March 31, 2024. See Note 6 for the fair values of the Company’s derivative instruments as of December 31, 2024 and March 31, 2024.

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

The notional amounts of foreign currency exchange forward contracts outstanding related to forecasted inventory purchases were $124.3 million and $90.5 million as of December 31, 2024 and March 31, 2024, respectively. The Company had $2.5 million of net gain related to its cash flow hedges included in accumulated other comprehensive loss as of December 31, 2024, which will be reclassified into earnings within the next twelve months.

The following table presents the amounts of gain (loss) on the Company’s derivative instruments designated as hedging instruments for the three and nine months ended December 31, 2024 and 2023 and their locations on its condensed consolidated statements of operations and condensed consolidated statements of comprehensive income (in thousands):

	Three months ended December 31,
	Amount of Gain (Loss) Deferred as a Component of Accumulated Other Comprehensive Loss		Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Loss to Costs of Goods Sold
	2024	2023	2024	2023
Cash flow hedges	$3,577	$(2,539)	$790	$(863)

	Nine months ended December 31,
	Amount of Gain (Loss) Deferred as a Component of Accumulated Other Comprehensive Loss		Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Loss to Costs of Goods Sold
	2024	2023	2024	2023
Cash flow hedges	$2,228	$(1,165)	$(849)	$3,493

The Company presents the earnings impact from forward points in the same line item that is used to present the earnings impact of the hedged item, i.e., cost of goods sold, for hedging forecasted inventory purchases and such amount is not material for all periods presented.

Other Derivatives

The Company also enters into foreign currency exchange forward and swap contracts to reduce the short-term effects of currency exchange rate fluctuations on certain receivables or payables denominated in currencies other than the functional currencies of its subsidiaries. These contracts generally mature within approximately one month. The primary risk managed by using forward and swap contracts is the currency exchange rate risk. The gains or losses on these contracts are not material and included in other income (expense), net, in the condensed consolidated statements of operations based on the changes in fair value. The notional amounts of these contracts outstanding as of December 31, 2024 and March 31, 2024 were $113.3 million and $79.4 million, respectively.

The fair value of all foreign currency exchange forward and swap contracts is determined based on observable market transactions of spot currency rates and forward rates. Cash flows from these contracts are classified as operating activities in the condensed consolidated statements of cash flows.

Note 8 — Goodwill and Other Intangible Assets

The Company conducts its impairment analysis of goodwill annually at December 31 or more frequently if changes in facts and circumstances indicate that it is more likely than not that the fair value of the Company’s reporting unit may be less than its carrying amount. The Company conducted its annual impairment analysis of goodwill as of December 31, 2024 by performing a qualitative assessment and concluded that it was more likely than not that the fair value of its reporting unit exceeds its carrying amount.

The following table summarizes the activities in the Company’s goodwill balance (in thousands):

As of March 31, 2024	$461,978
Effects of foreign currency translation	(795)
As of December 31, 2024	$461,183

The Company's acquired intangible assets were as follows (in thousands):

	December 31, 2024			March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	$32,390	$(27,941)	$4,449	$32,390	$(25,739)	$6,651
Developed technology	107,421	(94,224)	13,197	107,421	(86,855)	20,566
Customer contracts/relationships	69,087	(56,750)	12,337	69,087	(51,061)	18,026
Effects of foreign currency translation	(1,411)	589	(822)	(1,019)	379	(640)
Total	$207,487	$(178,326)	$29,161	$207,879	$(163,276)	$44,603

Note 9 — Financing Arrangements

The Company had several uncommitted, unsecured bank lines of credit and letters of credit aggregating $171.3 million and $172.5 million as of December 31, 2024 and March 31, 2024, respectively. There are no financial covenants under the lines of credit with which the Company must comply. There was no borrowing outstanding under the lines of credit as of December 31, 2024 or March 31, 2024. As of December 31, 2024 and March 31, 2024, the Company had outstanding bank guarantees of $27.7 million and $14.3 million, respectively.

On January 27, 2025, the Company entered into an unsecured revolving credit facility with a syndicate of banks (the "Credit Agreement"). The Credit Agreement provides a revolving line of credit of up to $750 million to the Company including the issuance of letters of credit of up to $100 million. The Credit Agreement terminates on January 27, 2030 unless extended in accordance with its terms. The Credit Agreement contains (1) an increase option allowing the Company to secure up to $250 million of additional commitments and (2) an extension option to extend the term by one-year which may be exercised no more than two times, subject to certain requirements. Loans under the Credit Agreement are available in U.S. Dollars, Euro, Sterling, Yen, Swiss Francs, Canadian Dollars, Australian Dollars and any other currency agreed to by each lender. Proceeds of loans made under the Credit Agreement may be used for general corporate purposes.

The Credit Agreement contains a maximum net debt to adjusted EBITDA ratio, compliance with which is a condition to the Company's ability to borrow. Borrowings under the Credit Agreement will bear interest at a rate determined by reference to benchmark rates plus an applicable spread (ranging from 0% to 1.5%) based on the Company's net leverage ratio or credit rating at the time of the borrowing. Undrawn balances available under the Credit Agreement are subject to commitment fees at the applicable rate determined by reference to the Company's net leverage ratio or credit rating. There has been no borrowing outstanding under the Credit Agreement as of January 29, 2025.

Note 10 — Commitments and Contingencies

Product Warranties

Changes in the Company’s warranty liabilities for the three and nine months ended December 31, 2024 and 2023 were as follows (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023
Beginning of the period	$46,833	$40,265	$44,654	$40,886
Provision	12,060	11,249	34,022	30,734
Settlements	(9,111)	(10,158)	(29,124)	(29,914)
Effects of foreign currency translation	(721)	421	(491)	71
End of the period	$49,061	$41,777	$49,061	$41,777

Indemnifications

The Company indemnifies certain suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of December 31, 2024, no material amounts have been accrued for indemnification provisions. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under its indemnification arrangements.

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

Legal Proceedings

From time to time the Company is involved in claims and legal proceedings that arise in the ordinary course of its business. The Company is currently subject to several such claims and legal proceedings. The Company intends to vigorously defend against them. Management periodically assesses the Company’s liabilities and contingencies in connection with these matters based upon the latest information available. The Company follows ASC ("Accounting Standards Codification") 450, Contingencies, in determining the accounting and disclosure for these contingencies. Based on currently available information, the Company does not believe that resolution of pending matters will have a material adverse effect on its financial condition, cash flows, and results of operations. However, litigation is subject to inherent uncertainties, and there can be no assurances that the Company's defenses will be successful or that any such lawsuit or claim would not have a material adverse impact on the Company's business, financial condition, cash flows and results of operations in a particular period. Any claims or proceedings against the Company can have an adverse impact because of defense costs, diversion of management and operational resources, negative publicity, and other factors. Any failure to obtain a necessary license or other rights, or litigation arising out of intellectual property claims, could adversely affect the Company's business.

Note 11 — Shareholders’ Equity

Share Capital

As of December 31, 2024, the Company's nominal share capital is CHF 42.2 million, consisting of 168,994,142 issued shares with a par value of CHF 0.25 each, of which 19,555,027 were held in treasury shares.

The capital band under Swiss law allows a company's board of directors to adjust the company's share capital within a predefined range based on a general authority granted by the company's shareholders. At the 2023 Annual General Meeting ("AGM"), the Company's shareholders approved an amendment to the Company’s Articles of Incorporation to introduce a capital band provision authorizing the Board of Directors to adjust the Company's share capital, without additional shareholder approval, within a range of 155,795,958 registered shares to 190,417,282 registered shares for the five-year period ending on September 13, 2028. In addition, the Company has reserved conditional capital (1) up to 25,000,000 shares for potential issuance for the exercise of rights granted under the Company's employee equity incentive plans, and (2) up to 25,000,000 shares for issuance to cover any conversion rights under any potential future convertible bond issuance.

In September 2024, the Company's Board of Directors approved the cancellation of 4.1 million treasury shares, which were repurchased in fiscal year 2024 for an aggregate cost of $332.1 million under the 2023 share repurchase program. The cancellation became effective in the quarter ended December 31, 2024, and as a result both the number of registered shares issued and the number of treasury shares outstanding decreased by 4.1 million shares. Upon cancellation of these shares, the Company deducted the par value from registered shares and reflected the excess of share repurchase cost over par value as a reduction to retained earnings.

Share Repurchases

In June 2023, the Company's Board of Directors approved a three-year share repurchase program, which allows the Company to use up to $1.0 billion to repurchase its shares. The 2023 share repurchase program enables the Company to repurchase shares for cancellation, as well as to support equity incentive plans or potential acquisitions. The Swiss Takeover Board approved the 2023 share repurchase program in July 2023 and the program became effective on July 28, 2023. During the nine months ended December 31, 2024, the Company repurchased 5.3 million shares for an aggregate cost of $461.4 million under the 2023 share repurchase program for cancellation, of which $17.6 million of the aggregate cost was not paid yet as of December 31, 2024. As of December 31, 2024, $174.8 million was available for repurchase under the 2023 share repurchase program.

During the nine months ended December 31, 2023, the Company repurchased 3.0 million shares for an aggregate cost of $232.5 million under the 2023 share repurchase program for cancellation, of which $14.8 million of the aggregate cost was not paid yet as of December 31, 2023. In addition, the Company repurchased 2.6 million shares for an aggregate cost of $159.1 million under the previous share repurchase program during the nine months ended December 31, 2023. This previous share repurchase program was initially approved by the Company's Board of Directors in May 2020, to purchase Logitech shares to support equity incentive plans or potential acquisitions, and expired on July 27, 2023.

Swiss law limits a company’s ability to hold or repurchase its own shares. The aggregate par value of all shares held in treasury by the Company and its subsidiaries may not exceed 10% of the issued share capital of the Company, which for the Company corresponds to approximately 16.9 million registered shares as of December 31, 2024. This limitation does not apply to shares repurchased for cancellation, due to the Board of Directors’ authority under the Company’s capital band set forth in the Company’s Articles of Incorporation. As of December 31, 2024, the Company had a total of 19.6 million shares held in treasury stock, which includes 5.3 million shares that have been repurchased for cancellation and 14.3 million shares that have been purchased to support equity incentive plans or potential acquisitions.

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

Dividends

During the nine months ended December 31, 2024, the Company declared cash dividends of CHF 1.16 (USD equivalent of $1.37 based on the exchange rate on the date of declaration) per share and paid a total of $207.9 million on the Company's outstanding shares. During the nine months ended December 31, 2023, the Company declared cash dividends of CHF 1.06 (USD equivalent of $1.19 based on the exchange rate on the date of declaration) per share and paid a total of $182.3 million on the Company's outstanding shares.

Any future dividends will be subject to approval of the Company's shareholders.

Accumulated Other Comprehensive Loss

The accumulated other comprehensive loss was as follows (in thousands):

	Currency Translation Adjustment	Defined Benefit Plans	Deferred Hedging Gains	Total
March 31, 2024	$(103,947)	$(8,395)	$1,140	$(111,202)
Other comprehensive income (loss)	(23,998)	(501)	1,379	(23,120)
December 31, 2024	$(127,945)	$(8,896)	$2,519	$(134,322)

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

Sales by product category for the three and nine months ended December 31, 2024 and 2023 were as follows (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023
Gaming (1)	$466,715	$409,043	$1,076,660	$957,576
Keyboards & Combos	236,748	229,432	662,017	605,201
Pointing Devices	217,045	206,180	602,927	572,310
Video Collaboration	176,053	169,522	482,755	461,257
Webcams	84,419	85,851	237,572	249,273
Tablet Accessories	77,433	64,239	241,586	198,252
Headsets	45,886	41,762	137,038	123,023
Other (2)	35,995	49,444	103,990	120,088
Total Sales	$1,340,294	$1,255,473	$3,544,545	$3,286,980
(1) Gaming includes streaming services revenue generated by Streamlabs.
(2) Other primarily consists of mobile speakers and PC speakers.

Sales by geographic region (based on the customers’ locations) for the three and nine months ended December 31, 2024 and 2023 were as follows (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023
Americas	$553,563	$538,530	$1,518,933	$1,446,104
EMEA	454,665	416,618	1,116,368	987,301
Asia Pacific	332,066	300,325	909,244	853,575
Total Sales	$1,340,294	$1,255,473	$3,544,545	$3,286,980

Revenue from sales to customers in the United States, Germany and China each represented 10% or more of the total consolidated sales for each of the periods presented herein. No other countries represented 10% or more of the Company’s total consolidated sales for the periods presented herein.

Switzerland, the Company’s country of domicile, represented 3% of the Company's total consolidated sales for each of the three months ended December 31, 2024 and 2023, and 3% and 2% of the Company's total consolidated sales for the nine months ended December 31, 2024 and 2023, respectively.

Three customers of the Company each represented 10% or more of the total consolidated gross sales for each of the three and nine months ended December 31, 2024 and 2023.

Property, plant and equipment, net (excluding software) and right-of-use assets by geographic region were as follows (in thousands):

	December 31, 2024	March 31, 2024
Americas	$62,920	$67,762
EMEA	47,144	30,819
Asia Pacific	57,281	58,901
Total	$167,345	$157,482

Property, plant and equipment, net (excluding software) and right-of-use assets in the United States, China and Ireland, were $61.3 million, $39.9 million, and $14.4 million, respectively, as of December 31, 2024. Property, plant and equipment, net (excluding software) and right-of-use assets in the United States, China, and Ireland were $66.5 million, $41.2 million, and $16.2 million, respectively, as of March 31, 2024.

Property, plant and equipment, net (excluding software) and right-of-use assets in Switzerland, the Company’s country of domicile, were $23.5 million and $9.0 million as of December 31, 2024 and March 31, 2024, respectively. No other countries represented more than 10% of the Company’s total property, plant and equipment, net (excluding software) and right-of-use assets as of December 31, 2024 or March 31, 2024.

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
•The sufficiency of our cash and cash equivalents, cash generated from operations, and available borrowings under our Credit Agreement and bank lines of credit to fund capital expenditures and working capital needs, and our ability to comply with our obligations under such debt agreements; and
•The effects of environmental and other laws and regulations in the United States and other countries in which we operate.

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
Impacts of Macroeconomic and Geopolitical Conditions on our Business
Our business has continued to be impacted by macroeconomic and geopolitical conditions. These conditions include inflation, interest rate and foreign currency fluctuations, changes in fiscal policies, geopolitical conflicts, low economic growth in certain regions, and uncertainty in consumer and enterprise demand. In addition, our business may be adversely impacted by the potential expansion of tariffs on goods imported into the U.S., as well as responsive or related policies enacted in other countries.
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
Summary of Financial Results
Our sales for the three months ended December 31, 2024 increased 7%, compared to the three months ended December 31, 2023, primarily due to an increase in sales in Gaming and Tablet Accessories. Our sales for the nine months ended December 31, 2024 increased 8%, compared to the nine months ended December 31, 2023, primarily due to an increase in sales in Gaming, Keyboards & Combos, and Tablet Accessories. The sales in the three- and nine- month periods benefited from improved demand.
Sales for the three months ended December 31, 2024 increased 11%, 9%, and 3% in the Asia Pacific, EMEA, and Americas regions, respectively, compared to the three months ended December 31, 2023. Sales for the nine months ended December 31, 2024 increased 13%, 7%, and 5% in the EMEA, Asia Pacific, and Americas regions, respectively, compared to the nine months ended December 31, 2023.
Gross margin was 42.9% and 43.1% for the three and nine months ended December 31, 2024, respectively, and increased by 90 and 230 basis points, respectively, compared to the three and nine months ended December 31, 2023, primarily driven by lower product costs, partially offset by higher promotional spending.
Operating expenses for the three months ended December 31, 2024 were $339.9 million, or 25.4% of sales, compared to $304.7 million, or 24.3% of sales, for the three months ended December 31, 2023. Operating expenses for the nine months ended December 31, 2024 were $977.8 million, or 27.6% of sales, compared to $883.9 million, or 26.9% of sales, for the nine months ended December 31, 2023. The increase in operating expense was primarily driven by an increase in marketing and advertising spend.
We had an income tax provision of $45.1 million and an income tax benefit of $9.6 million for the three months ended December 31, 2024 and December 31, 2023, respectively. We had an income tax provision of $101.2 million and $33.3 million for the nine months ended December 31, 2024 and December 31, 2023, respectively. The change in the income tax provision for the three and nine months ended December 31, 2024, compared to the three and nine months ended December 31, 2023, respectively, was primarily due to the mix of income and losses in the various tax jurisdictions in which we operate and unrecognized tax benefits due to uncertain tax positions compared with the discrete tax benefits recognized in the prior period to remeasure the tax basis of goodwill under the Swiss Federal Act on Tax Reform and AHV Financing ("TRAF"), remeasurement of our Swiss deferred tax assets due to a change in tax rate, and Foreign Derived Intangible Income ("FDII") incentive provided by the Tax Cuts and Jobs Act.
Net income for the three and nine months ended December 31, 2024 was $200.1 million and $487.5 million, respectively, compared to $244.7 million and $444.5 million, for the three and nine months ended December 31, 2023, respectively.

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
We base our assumptions, judgments, and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, we evaluate our assumptions, judgments and estimates. We also discuss our critical accounting policies and estimates with the Audit Committee of the Board of Directors.
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
There have been no material changes in our critical accounting estimates during the nine months ended December 31, 2024 compared with the critical accounting estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.
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
Results of Operations

Net Sales

Our sales for the three months ended December 31, 2024 increased 7%, compared to the three months ended December 31, 2023, primarily due to an increase in sales in Gaming and Tablet Accessories. Our sales for the nine months ended December 31, 2024 increased 8%, compared to the nine months ended December 31, 2023, primarily due to an increase in sales in Gaming, Keyboards & Combos, and Tablet Accessories. The sales in the three- and nine-month periods benefited from improved demand. If currency exchange rates had been constant in the three and nine months ended December 31, 2024 and 2023, our sales growth rates in constant currency would have been 6% and 8%, respectively.

Sales Denominated in Other Currencies

Although our financial results are reported in U.S. Dollars, a portion of our sales was generated in currencies other than the U.S. Dollar, such as the Euro, Chinese Renminbi, Australian Dollar, Canadian Dollar, Japanese Yen, Pound Sterling and New Taiwan Dollar. During the three months ended December 31, 2024, approximately 52% of our sales were denominated in currencies other than the U.S. Dollar.

Sales by Region

The following table presents the change in sales by region for the three and nine months ended December 31, 2024, compared with the three and nine months ended December 31, 2023:

	Sales Growth Rate		Constant Dollar Sales Growth Rate
	Three Months Ended December 31, 2024	Nine Months Ended December 31, 2024	Three Months Ended December 31, 2024	Nine Months Ended December 31, 2024
Americas	3%	5%	4%	6%
EMEA	9%	13%	6%	12%
Asia Pacific	11%	7%	9%	7%

Americas:

The increase in sales in the Americas region for the three-month period presented above was primarily driven by an increase in sales for Gaming and Video Collaboration, partially offset by a decrease in sales for Keyboards & Combos. The increase in sales in the Americas region for the nine-month period presented above was primarily driven by an increase in sales for Gaming, Tablet Accessories, and Keyboards & Combos.

EMEA:

The increase in sales in the EMEA region for the three-month period presented above was primarily driven by an increase in sales for Gaming and Keyboards & Combos. The increase in sales in the EMEA region for the nine-month period presented above was primarily driven by an increase in sales for Gaming, Keyboards & Combos, and Pointing Devices.

Asia Pacific:

The increase in sales in the Asia Pacific region for the three- and nine-month periods presented above was primarily driven by an increase in sales for Gaming and Tablet Accessories.

Sales by Product Category

Sales by product category for the three and nine months ended December 31, 2024 and 2023 were as follows (dollars in thousands):

	Three months ended December 31,			Nine months ended December 31,
	2024	2023	Change	2024	2023	Change
Gaming (1)	$466,715	$409,043	14%	$1,076,660	$957,576	12%
Keyboards & Combos	236,748	229,432	3	662,017	605,201	9
Pointing Devices	217,045	206,180	5	602,927	572,310	5
Video Collaboration	176,053	169,522	4	482,755	461,257	5
Webcams	84,419	85,851	(2)	237,572	249,273	(5)
Tablet Accessories	77,433	64,239	21	241,586	198,252	22
Headsets	45,886	41,762	10	137,038	123,023	11
Other (2)	35,995	49,444	(27)	103,990	120,088	(13)
Total Sales	$1,340,294	$1,255,473	7%	$3,544,545	$3,286,980	8%
(1) Gaming includes streaming services revenue generated by Streamlabs.
(2) Other primarily consists of mobile speakers and PC speakers.

Gaming
Our Gaming category includes gaming mice, steering wheels, headsets, keyboards, console gaming headsets, studio-quality Blue Microphones and Streamlabs services.

Sales of Gaming increased 14% and 12% for the three and nine months ended December 31, 2024, respectively, compared to the three and nine months ended December 31, 2023, primarily driven by an increase in sales of gaming mice and gaming steering wheels.

Keyboards & Combos
Our Keyboards & Combos category includes PC keyboards and keyboard/mice combo products.

Sales of Keyboards & Combos increased 3% and 9% for the three and nine months ended December 31, 2024, respectively, compared to the three and nine months ended December 31, 2023, primarily driven by an increase in sales of cordless combo products.

Pointing Devices
Our Pointing Devices category includes PC- and Mac-related mice including trackballs and presentation tools.

Sales of Pointing Devices increased 5% for each of the three and nine months ended December 31, 2024, compared to the three and nine months ended December 31, 2023, primarily driven by an increase in sales of cordless mice.

Video Collaboration
Our Video Collaboration category includes Logitech’s conference room cameras, which combine affordable enterprise-quality audio and high definition 4K video to bring video conferencing to a variety of room sizes.

Sales of Video Collaboration increased 4% and 5% for the three and nine months ended December 31, 2024, respectively, compared to the three and nine months ended December 31, 2023, primarily due to an increase in sales of conference room cameras as well as an increase in services revenue.

Webcams
Our Webcams category includes PC-based webcams that are targeted primarily at consumers, including streaming cameras, and VC webcams that turn any desktop into an instant collaboration space.

Sales of Webcams decreased 2% and 5% for the three and nine months ended December 31, 2024, respectively, compared to the three and nine months ended December 31, 2023, primarily driven by a decrease in sales of our VC webcams, partially offset by an increase of sales of our PC-based webcams.

Tablet Accessories
Our Tablet Accessories category primarily includes tablet keyboards.

Sales of Tablet Accessories increased 21% and 22% for the three and nine months ended December 31, 2024, respectively, compared to the three and nine months ended December 31, 2023, primarily driven by an increase in sales of Rugged Combo 4 and Rugged Combo 4 Touch as well as sales from our Combo Touch products for the new releases of iPad Air and iPad Pro that were launched in fiscal year 2025. Sales of Tablet Accessories for the three and nine months ended December 31, 2024, compared to the three and nine months ended December 31, 2023, benefited from strong demand from the education sector.

Headsets
Our Headsets category includes PC and VC headsets, in-ear headphones, and premium wireless earbuds.

Sales of Headsets increased 10% and 11% for the three and nine months ended December 31, 2024, respectively, compared to the three and nine months ended December 31, 2023, primarily driven by an increase in sales of PC headsets and VC headsets.

Other
Our Other category primarily consists of mobile speakers and PC speakers.

Sales in Other category decreased 27% and 13% for the three and nine months ended December 31, 2024, respectively, compared to the three and nine months ended December 31, 2023, primarily driven by a decline in sales of mobile speakers.

Gross Profit

Gross profit for the three and nine months ended December 31, 2024 and 2023 was as follows (dollars in thousands):

	Three months ended December 31,			Nine months ended December 31,
	2024	2023	Change	2024	2023	Change
Net sales	$1,340,294	$1,255,473	7%	$3,544,545	$3,286,980	8%
Gross profit	$574,441	$526,780	9%	$1,526,790	$1,341,044	14%
Gross margin	42.9%	42.0%		43.1%	40.8%

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
Gross margin was 42.9% and 43.1% for the three and nine months ended December 31, 2024, respectively, and increased by 90 and 230 basis points, respectively, compared to the three and nine months ended December 31, 2023, primarily driven by lower product costs, partially offset by higher promotional spending.

Operating Expenses

Operating expenses for the three and nine months ended December 31, 2024 and 2023 were as follows (dollars in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023
Marketing and selling	$217,048	$189,175	$615,816	$544,716
% of sales	16.2%	15.1%	17.4%	16.6%
Research and development	77,973	72,704	229,485	211,822
% of sales	5.8%	5.8%	6.5%	6.4%
General and administrative	42,117	39,711	123,748	116,546
% of sales	3.2%	3.2%	3.5%	3.5%
Amortization of intangible assets and acquisition-related costs	2,637	2,276	8,065	8,279
% of sales	0.2%	0.2%	0.2%	0.3%
Restructuring charges, net	110	839	725	2,562
% of sales	—%	0.1%	—%	0.1%
Total operating expenses	$339,885	$304,705	$977,839	$883,925
% of sales	25.4%	24.3%	27.6%	26.9%
The increase in total operating expenses during the three and nine months ended December 31, 2024, compared to the three and nine months ended December 31, 2023, was primarily driven by an increase in marketing and selling expenses.

Marketing and Selling
Marketing and selling expenses consist of personnel and related overhead costs, corporate and product marketing, promotions, advertising, trade shows, technical support for customer experiences and facilities costs.

During the three and nine months ended December 31, 2024, marketing and selling expenses increased $27.9 million and $71.1 million, respectively, compared to the three and nine months ended December 31, 2023, primarily driven by increased investment in marketing and advertising and a provision for credit loss on accounts receivable recorded in the third quarter of fiscal year 2025.

Research and Development
Research and development expenses consist of personnel and related overhead costs for contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.
During the three and nine months ended December 31, 2024, research and development expenses increased $5.3 million and $17.7 million, respectively, compared to the three and nine months ended December 31, 2023, primarily driven by higher personnel-related costs and third party costs to support our increased investment in product innovation.

General and Administrative
General and administrative expenses primarily consist of personnel and related overhead, information technology, and facilities costs for the infrastructure functions such as finance, information systems, executives, human resources and legal.

During the three and nine months ended December 31, 2024, general and administrative expenses increased $2.4 million and $7.2 million, respectively, compared to the three and nine months ended December 31, 2023, primarily driven by higher personnel-related costs to support business growth.

Amortization of Intangible Assets and Acquisition-Related Costs
Amortization of intangible assets consists of amortization of acquired intangible assets, including customer relationships and trademarks and trade names. Acquisition-related costs include legal expenses, due diligence costs, and other professional costs incurred for business acquisitions.

During the three and nine months ended December 31, 2024, amortization of intangible assets and acquisition-related costs remained flat, compared to the three and nine months ended December 31, 2023.

Restructuring Charges, Net
The restructuring charges, net for the three and nine months ended December 31, 2024 and 2023, were related to costs incurred as a result of our restructuring plan initiated during fiscal year 2023. These restructuring activities were substantially completed during fiscal year 2024.

Interest Income
Interest income for the three and nine months ended December 31, 2024 and 2023 was as follows (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023
Interest Income	$12,176	$12,826	$42,603	$34,508

We invest in highly liquid instruments with an original maturity of three months or less at the date of purchase, which are classified as cash equivalents. During the three months ended December 31, 2024, interest income decreased $0.7 million, compared to the three months ended December 31, 2023, primarily driven by a decrease in interest rates, partially offset by an increase in the cash equivalents balance. During the nine months ended December 31, 2024, interest income increased $8.1 million, compared to the nine months ended December 31, 2023, primarily driven by an increase in the cash equivalents balance and an increase in average interest rates.

Other Income (Expense), Net
Other income (expense), net for the three and nine months ended December 31, 2024 and 2023 was as follows (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023
Investment gain related to the deferred compensation plan	$571	$2,061	$2,631	$2,761
Currency exchange loss, net	(3,282)	(1,850)	(7,073)	(6,648)
Loss on investments, net	(119)	(604)	(1,718)	(12,213)
Non-service cost net pension income and other	1,306	582	3,271	2,273
Total	$(1,524)	$189	$(2,889)	$(13,827)

Investment gain related to the deferred compensation plan represents earnings, gains, and losses on marketable securities related to a deferred compensation plan offered by one of our subsidiaries. The decrease in investment gain for three and nine months ended December 31, 2024, compared to the three and nine months ended December 31, 2023, primarily relates to the change in market performance of the underlying securities.

Currency exchange loss, net, relates to balances denominated in currencies other than the functional currency in our subsidiaries, as well as to the sale of currencies, and gains or losses recognized on currency exchange forward contracts. We do not speculate in currency positions, but we are alert to opportunities to maximize currency exchange gains and minimize currency exchange losses. The loss for the three months ended December 31, 2024 was primarily due to fluctuations in currency exchange rates of the Australian Dollar, Japanese Yen, and Brazilian Real against the U.S. Dollar. The loss for the three months ended December 31, 2023 was primarily due to fluctuations in the currency exchange rates of the Chinese Renminbi and Swedish Krona against the U.S. Dollar.

The loss for the nine months ended December 31, 2024 was primarily due to fluctuations in currency exchange rates of the Chinese Renminbi, Mexican Peso, and Brazilian Real against the U.S. Dollar. The loss for the nine months ended December 31, 2023 was primarily due to fluctuations in the currency exchange rates of the Chinese Renminbi, Brazilian Real, and Australian Dollar against the U.S. Dollar.

Loss on investments, net, includes unrealized gain (loss) from the change in fair value of investments, gain (loss) on equity-method investments and impairment of investments during the periods presented, as applicable. The loss on investments, net, for the three and nine months ended December 31, 2024 and the three months ended December 31, 2023 were not material. The loss on investments, net, for the nine months ended December 31, 2023 was primarily due to an impairment loss, as a result of the write-off of a note receivable which has been deemed no longer recoverable. This note receivable was previously obtained in conjunction with an exchange transaction related to our investment in a privately held company. See Note 6 to our condensed consolidated financial statements for more information.

Provision for Income Taxes
The provision for income taxes and effective income tax rates for the three and nine months ended December 31, 2024 and 2023 were as follows (dollars in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023
Provision for (benefit from) income taxes	$45,061	$(9,594)	$101,202	$33,272
Effective income tax rate	18.4%	(4.1)%	17.2%	7.0%

The change in the effective income tax rate for the three and nine months ended December 31, 2024, compared with the three and nine months ended December 31, 2023, was primarily due to the change in the mix of income and losses in the various tax jurisdictions in which we operate and unrecognized tax benefits due to uncertain tax positions compared with the discrete tax benefits recognized in the prior period for remeasurement of the tax basis of goodwill under TRAF, remeasurement of our Swiss deferred tax assets due to a change in tax rate, and FDII incentive provided by the Tax Cuts and Jobs Act.
The canton of Vaud completed the legislative process to enact TRAF, a reform to better align the Swiss tax system to international tax standards, on March 10, 2020 to take effect as of January 1, 2020. In March 2020, we increased the tax basis of goodwill, as a transition measure under TRAF, to be amortized over ten years beginning on January 1, 2020. During the three months ended December 31, 2023, we reached an agreement to remeasure the tax basis of goodwill under TRAF, which resulted in an income tax benefit of $25.1 million, net of assessment of uncertain tax positions. The remeasurement of the step-up will be amortized over the remaining ten-year amortization period.
On December 29, 2023, a change to the cantonal tax legislation was published. According to the law approved by the Vaud parliament, a progressive scale will be applicable for cantonal tax purposes resulting in an increase from the then current tax rate of 13.61% to 14.28% effective fiscal year 2025. The increase in tax rate resulted in a tax benefit of $5.1 million due to a remeasurement of our Swiss deferred tax assets in the fiscal quarter ended December 31, 2023.

The Tax Cuts and Jobs Act enacted Section 250, which provides for a deduction with respect to Global Intangible Low-Taxed Income ("GILTI") and FDII in the U.S. The application of this tax incentive is inherently complex. During the three months ended December 31, 2023, we analyzed the applicability of FDII and determined that this tax incentive applies to fiscal years 2021, 2022 and 2023. As a result, we realized a tax benefit of $17.9 million related to FDII. We have also concluded that any GILTI tax since the enactment of Tax Cuts and Jobs Act is immaterial.

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

We file Swiss and foreign tax returns. We received final tax assessments in Switzerland through fiscal year 2023. For other material foreign jurisdictions such as the United States, we are generally not subject to tax examinations for years prior to fiscal year 2020 and calendar year 2020. In the United States, the federal and state tax agencies have the authority to examine periods prior to fiscal year 2020, to the extent allowed by law, where tax attributes were generated, carried forward, and being utilized in subsequent years. We are under examination in foreign tax jurisdictions. If the examinations are resolved unfavorably, there is a possibility that they may have a material negative impact on our results of operations.

Liquidity and Capital Resources

Cash Balances, Available Borrowings, and Capital Resources

As of December 31, 2024, we had cash and cash equivalents of $1,502.8 million, compared with $1,520.8 million as of March 31, 2024. Our cash and cash equivalents consist of bank demand deposits, short-term time deposits, and U.S. Treasury securities, of which 72% is held in Switzerland and 11% is held in China (including Hong Kong). We do not expect to incur any material adverse tax impact except for what has already been recognized, or to be significantly inhibited by any country in which we do business, from the repatriation of funds to Switzerland, our country of domicile.

As of December 31, 2024, our working capital was $1,479.9 million, compared to $1,545.5 million as of March 31, 2024. The decrease was primarily driven by an increase in accounts payable and accrued and other current liabilities, and a decrease in cash and cash equivalents, partially offset by an increase in accounts receivable and inventories.

We had several uncommitted, unsecured bank lines of credit and letters of credit aggregating $171.3 million as of December 31, 2024. There are no financial covenants under these lines of credit with which we must comply. There was no borrowing outstanding under the lines of credit as of December 31, 2024. As of December 31, 2024, we had outstanding bank guarantees of $27.7 million.

On January 27, 2025, we entered into an unsecured revolving credit facility with a syndicate of banks ("the Credit Agreement"). The Credit Agreement provides a revolving line of credit of up to $750 million including the issuance of letters of credit of up to $100 million. The Credit Agreement terminates on January 27, 2030 unless extended in accordance with its terms. The Credit Agreement contains (1) an increase option allowing us to secure up to $250 million of additional commitments and (2) an extension option to extend the term by one-year which may be exercised no more than two times, subject to certain requirements. Loans under the Credit Agreement are available in U.S. Dollars, Euro, Sterling, Yen, Swiss Francs, Canadian Dollars, Australian Dollars and any other currency agreed to by each lender. Proceeds of loans made under the Credit Agreement may be used for general corporate purposes.

The Credit Agreement contains a maximum net debt to adjusted EBITDA ratio, compliance with which is a condition to our ability to borrow. Borrowings under the Credit Agreement will bear interest at a rate determined by reference to benchmark rates plus an applicable spread (ranging from 0% to 1.5%) based on our net leverage ratio or credit rating at the time of the borrowing. Undrawn balances available under the Credit Agreement are subject to commitment fees at the applicable rate determined by reference to our net leverage ratio or credit rating. There has been no borrowing outstanding under the Credit Agreement as of January 29, 2025.

The following tables present selected financial information and statistics as of and for the three months ended December 31, 2024 and 2023 (dollars in thousands):

	As of December 31,
	2024	2023
Accounts receivable, net	$648,230	$685,777
Accounts payable	$578,951	$527,988
Inventories	$483,569	$447,262

	Three months ended December 31,
	2024	2023
Days sales in accounts receivable (“DSO”) (Days)(1)	44	49
Days accounts payable outstanding (“DPO”) (Days)(2)	68	65
Inventory turnover (“ITO”) (x)(3)	6.3	6.5

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

DSO for the three months ended December 31, 2024 decreased by 5 days to 44 days, compared to 49 days for the three months ended December 31, 2023, primarily due to higher sales from improved demand as well as timing of sales within the quarter.

DPO for the three months ended December 31, 2024 increased by 3 days to 68 days, compared to 65 days for the three months ended December 31, 2023, primarily due to higher inventory purchases during the third quarter of fiscal year 2025 to align with demand.

ITO for the three months ended December 31, 2024 decreased by 0.2 to 6.3, compared to 6.5 for the three months ended December 31, 2023, primarily due to higher inventory balances as of December 31, 2024.

If we are not successful in launching and phasing in our new products, or market competition increases, or we are not able to sell the new products at the prices planned, it could have a material impact on our sales, gross profit margin, operating results including operating cash flow, and inventory turnover in the future.

The following table summarizes our condensed consolidated statements of cash flows (in thousands):

	Nine months ended December 31,
	2024	2023
Net cash provided by operating activities	$712,901	$906,011
Net cash used in investing activities	(45,357)	(59,829)
Net cash used in financing activities	(676,099)	(578,475)
Effect of exchange rate changes on cash and cash equivalents	(9,455)	(4,080)
Net increase (decrease) in cash and cash equivalents	$(18,010)	$263,627

For the nine months ended December 31, 2024, net cash provided by operating activities was $712.9 million resulting from net income of $487.5 million, a favorable impact from adding back non-cash expenses totaling $156.0 million, and a favorable net change in operating assets and liabilities of $69.4 million. Non-cash adjustments were primarily related to share-based compensation expenses, depreciation and amortization, and deferred income taxes. The increase in accounts receivable, net, was primarily driven by higher sales as well as timing of sales within the quarter. The increases in inventories and accounts payable were due to higher inventory purchases to align with demand. The increase in accrued and other liabilities was primarily driven by higher income tax payable and higher performance-based compensation accrual due to strong business performance as well as higher deferred revenue due to an increase in services bookings.

For the nine months ended December 31, 2024, net cash used in investing activities was $45.4 million, primarily resulting from $43.3 million of purchases of property, plant, and equipment.

For the nine months ended December 31, 2024, net cash used in financing activities was $676.1 million, primarily resulting from payment for repurchases of our registered shares of $463.3 million and payment of cash dividends of $207.9 million.

For the nine months ended December 31, 2024, the effect of exchange rate changes on cash and cash equivalents was not material.

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

In June 2023, our Board of Directors approved a three-year share repurchase program, which allows us to use up to $1.0 billion to repurchase our shares. The 2023 share repurchase program enables us to repurchase shares for cancellation, as well as to support equity incentive plans or potential acquisitions. The Swiss Takeover Board approved the 2023 share repurchase program in July 2023 and the program became effective on July 28, 2023. During the nine months ended December 31, 2024, we repurchased 5.3 million shares for an aggregate cost of $461.4 million, under the 2023 share repurchase program for cancellation, of which $17.6 million of the aggregate cost was not paid yet as of December 31, 2024. As of December 31, 2024, $174.8 million was available for repurchase under the 2023 share repurchase program.

Swiss law limits a company’s ability to hold or repurchase its own shares. The aggregate par value of all shares held in treasury by us and our subsidiaries may not exceed 10% of our issued share capital, which corresponds to approximately 16.9 million registered shares as of December 31, 2024. This limitation does not apply to shares repurchased for cancellation, due to the Board of Directors' authority under the capital band set forth in the Company's Articles of Incorporation. As of December 31, 2024, we had a total of 19.6 million shares held in treasury stock, which includes 5.3 million shares that have been repurchased for cancellation and 14.3 million shares that have been purchased to support equity incentive plans or potential acquisitions.

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

Purchase Commitments

As of December 31, 2024, we had non-cancelable purchase commitments of $424.8 million for inventory purchases made in the normal course of business from original design manufacturers, contract manufacturers and other suppliers, the majority of which are expected to be fulfilled within the next 12 months. We recorded a liability for firm, non-cancelable, and unhedged inventory purchase commitments in excess of anticipated demand or net realizable value consistent with our valuation of excess and obsolete inventory. As of December 31, 2024, the liability for these purchase commitments was $18.8 million and is recorded in accrued and other current liabilities in the condensed consolidated balance sheet.

As of December 31, 2024, we have firm purchase commitments of $22.9 million for capital expenditures primarily related to commitments for tooling and equipment for new and existing products. We expect to continue making capital expenditures in the future to support product development activities and ongoing and expanded operations. Although open purchase commitments are considered enforceable and legally binding, the terms generally allow us to reschedule or adjust our requirements based on business needs prior to delivery of goods or performance of services.

Other Contractual Obligations and Commitments

For further detail about our contractual obligations and commitments, refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

Indemnifications

We indemnify certain suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of December 31, 2024, no material amounts have been accrued for indemnification provisions. We do not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under our indemnification arrangements.

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

Legal Proceedings

From time to time, we are involved in claims and legal proceedings that arise in the ordinary course of our business. For more information about Legal Proceedings, see Part II Item 1 Legal Proceedings of this quarterly report on Form 10-Q for the period ended December 31, 2024.

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

We are exposed to currency exchange rate risk as we transact business in multiple currencies, including exposure related to anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. Dollar. We transact business in approximately 30 currencies worldwide, of which the most significant to operations are the Euro, Chinese Renminbi, Australian Dollar, Canadian Dollar, Japanese Yen, Pound Sterling and New Taiwan Dollar. For the three months ended December 31, 2024, approximately 52% of our sales were denominated in non-U.S. currencies, with 27% of our sales denominated in Euro. The mix of our costs of goods sold and operating expenses by currency are significantly different from the mix of our sales, with a larger portion denominated in U.S. Dollar and less denominated in Euro and other currencies. A strengthening U.S. Dollar has a more unfavorable impact on our sales compared to the favorable impact on our cost of goods sold and operating expenses, resulting in an adverse impact on our operating results.

We enter into currency forward and swap contracts to reduce the short-term effects of currency fluctuations on certain receivables or payables denominated in currencies other than the functional currencies of our subsidiaries. These contracts generally mature within approximately one month. The gains or losses on these contracts are recognized in earnings based on the changes in fair value.

If an adverse 10% foreign currency exchange rate change had been applied to total monetary assets and liabilities denominated in currencies other than the functional currencies at the balance sheet dates, it would have resulted in an adverse effect on income before income taxes of approximately $16.8 million and $19.1 million as of December 31, 2024 and March 31, 2024, respectively. The adverse effect as of December 31, 2024 and March 31, 2024 is after consideration of the offsetting effect of approximately $10.7 million and $6.9 million, respectively, from foreign exchange contracts in place as of such dates.

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

If the U.S. Dollar had weakened by 10%, the amount recorded in AOCI related to our foreign exchange contracts before tax effect as of December 31, 2024 and March 31, 2024 would have been approximately $12.4 million and $9.0 million lower, respectively. The change in the fair value recorded in AOCI would be expected to offset a corresponding foreign currency change in cost of goods sold when the hedged inventory purchases are sold.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

From time to time, the Company is involved in claims and legal proceedings that arise in the ordinary course of its business. The Company is currently subject to several such claims and legal proceedings. The Company intends to vigorously defend against them. Management periodically assesses the Company’s liabilities and contingencies in connection with these matters based upon the latest information available. The Company follows ASC ("Accounting Standards Codification") 450, Contingencies, in determining the accounting and disclosure for these contingencies. Based on currently available information, the Company does not believe that resolution of pending matters will have a material adverse effect on its financial condition, cash flows, and results of operations. However, litigation is subject to inherent uncertainties, and there can be no assurances that the Company's defenses will be successful or that any such lawsuit or claim would not have a material adverse impact on the Company's business, financial condition, cash flows and results of operations in a particular period. Any claims or proceedings against the Company can have an adverse impact because of defense costs, diversion of management and operational resources, negative publicity, and other factors. Any failure to obtain a necessary license or other rights, or litigation arising out of intellectual property claims, could adversely affect the Company's business.

As a result of Regulation S-K disclosure requirements related to environmental proceedings to which the government is a party and such proceedings involve potential monetary sanctions, the Company selected the quantitative threshold of $1.0 million.

ITEM 1A.   RISK FACTORS

The Company’s business, reputation, results of operations, financial condition and stock price can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2024 (the "2024 Form 10-K"), under the heading “Risk Factors”, which is incorporated herein by reference. When any one or more of these risks materialize from time to time, the Company’s business, reputation, results of operations, financial condition and stock price can be materially and adversely affected. There have been no material changes to the Company's risk factors since the 2024 Form 10-K, except as indicated below.

Changes in trade policy and regulations in the United States and other countries, including changes in trade agreements and the imposition of tariffs and the resulting consequences, may have adverse impacts on our business, results of operations and financial condition.

The U.S. government has instituted or proposed changes to international trade policy through the renegotiation, and potential termination, of certain existing bilateral or multilateral trade agreements and treaties with, and the imposition of tariffs on a wide range of products and other goods from China, countries in EMEA and other countries. We have invested significantly in manufacturing facilities in China and Southeast Asia. Given our manufacturing is principally in those countries, policy or regulations changes in the United States or other countries present particular risks for us. We are constantly evaluating our manufacturing footprint globally including beyond Asia. Our business may be impacted by the potential expansion of tariffs on goods imported from other countries including, but not limited to China, Canada, and Mexico. While the full extent of potential tariff changes remains uncertain, the risk of significant trade policy shifts could materially impact our operations, costs, and financial results.

New or increased tariffs could adversely affect more or all of our products. There also are risks associated with retaliatory policies and resulting trade wars. We cannot predict future trade policy and regulations in the United States and other countries, the terms of any renegotiated trade agreements or treaties, or tariffs and their impact on our business. A trade war could have a significant adverse effect on world trade and the world economy. To the extent that trade tariffs and other restrictions imposed by the United States or other countries increase the price of, or limit the amount of, our products or components or materials used in our products imported into the United States or other countries, or create adverse tax consequences, the sales, cost or gross margin of our products may be adversely affected and the demand from our customers for products and services may be diminished. Uncertainty surrounding international trade policy and regulations as well as disputes and protectionist measures could also have an adverse effect on consumer confidence and spending. If we deem it necessary to alter all or a portion of our activities or operations in response to such policies, agreements or tariffs, our capital and operating costs may increase.

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

There are risks associated with our outstanding and future indebtedness.

In January 2025, we entered into an unsecured Credit Agreement, which provides for a revolving credit facility in an aggregate principal amount of $750 million. Indebtedness incurred under the Credit Agreement and any indebtedness that we may incur in the future may affect our financial condition and future financial results. We may also be exposed to greater interest rate risk, particularly in a rising interest rate environment.

The agreements governing our indebtedness impose restrictions on us and, in particular, the Credit Agreement requires us to comply with a financial covenant. Our ability to comply with these restrictions may be affected by events beyond our control. If we breach any of these restrictions and do not obtain a waiver from the lenders, then, subject to applicable cure periods, our related indebtedness (and other unrelated indebtedness) could become due and payable prior to its stated maturity, and we may not be able to repay the indebtedness that becomes due. Moreover, compliance with this covenant may restrict our strategic or operational flexibility in the future, which could harm our business, results of operations and financial condition. Our ability to repay any amounts we borrow under our lines of credit or Credit Agreement will depend on market conditions and our future performance, which is subject to economic, financial, competitive and other factors beyond our control. There can be no assurance that any refinancing or additional financing would be available on terms that are favorable or acceptable to us, if at all.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

In the third quarter of fiscal year 2025, the following approved share repurchase program was in place (in thousands):

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
The following table presents certain information related to purchases made by Logitech of its equity securities under the 2023 share repurchase program (in thousands, except per share amounts):

	Total Number of Shares Repurchased		Weighted Average Price Paid Per Share		Remaining Amount that May Yet Be Repurchased under the Programs
During the three months ended December 31, 2024			CHF (LOGN)	USD (LOGI)
Month 1
September 28, 2024 to October 25, 2024
SIX	569	(1)	73.70	N/A	$325,014
Nasdaq	—		N/A	N/A	325,014
Month 2
October 26, 2024 to November 22, 2024
SIX	1,187	(1)	70.24	N/A	230,172
Nasdaq	—		N/A	N/A	230,172
Month 3
November 23, 2024 to December 27, 2024
SIX	672	(1)	73.23	N/A	174,810
Nasdaq	—		N/A	N/A	174,810
	2,428		71.88	N/A	$174,810
(1) Shares repurchased on the second trading line for cancellation under the 2023 share repurchase program.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

ITEM 5.   OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the third quarter of fiscal year 2025, no director or officer, as defined in Rule 16a-1(f), adopted, modified and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

ITEM 6.   EXHIBITS

Exhibit Index

Exhibit No.		Description

10.1
Credit Agreement, dated January 27, 2025, by and among Logitech Europe S.A., Logitech International S.A., the lenders from time to time party thereto, and PNC Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 28, 2025 (File No. 000-29174))

10.2
Guaranty Agreement, dated January 27, 2025, by and among Logitech Europe S.A. and Logitech International S.A. in favor of PNC Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 28, 2025 (File No. 000-29174))

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

LOGITECH INTERNATIONAL S.A.

January 29, 2025	/s/ Johanna (Hanneke) Faber
Date	Johanna (Hanneke) Faber
Chief Executive Officer

January 29, 2025	/s/ Matteo Anversa
Date	Matteo Anversa
Chief Financial Officer