Form 10-K
period 2025-03-31
LOGITECH INTERNATIONAL S.A.
filed 2025-05-23
CIK 1032975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	March 31, 2025
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒   No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting shares held by non-affiliates of the registrant, based upon the closing sale price of the shares on September 30, 2024, the last business day of the registrant's second fiscal quarter on the Nasdaq Global Select Market, was $13,509,040,186. For purposes of this disclosure, voting shares held by persons known to the Registrant to beneficially own more than 5% of the Registrant's shares and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. In the case of 5% or greater shareholders, we have not deemed such shareholders to be affiliates unless there are facts and circumstances which would indicate that such shareholders exercise any control over the Registrant, or unless they hold 10% or more of the Registrant’s share capital outstanding. This determination is not necessarily a conclusive determination for other purposes.
As of May 8, 2025, there were 147,920,729 shares of the Registrant's share capital outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the 2025 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

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
Logitech International S.A. | Fiscal 2025 Form 10-K | 1

All references to our websites are intended to be inactive textual references only, and the content of such websites do not constitute a part of and are not intended to be incorporated by reference into this Annual Report on Form 10-K.
Logitech International S.A. | Fiscal 2025 Form 10-K | 2

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
•Our business strategy and investment priorities in relation to evolving consumer and enterprise demand trends, competitive landscape and current and future worldwide geopolitical, economic and capital market conditions, including fluctuations in currency exchange rates, inflation, economic downturns, and disruptions in global logistics;
•Changes in trade regulations, policies and agreements and the imposition of tariffs that affect our products or operations, including potential new tariffs that may be imposed on U.S. imports, and our ability to mitigate;
•Long-term, secular trends that impact our product categories;
•The evolution and adoption of artificial intelligence (“AI”), its impact on our industry and related risks and opportunities for our business;
•Our expectations regarding any restructuring efforts, including the timing or effectiveness thereof;
•The scope, nature or impact of any acquisition, strategic alliance, and divestiture activities;
•Our expectations regarding the success of any strategic acquisitions, including integration of acquired operations, products, technology, internal controls, personnel and management teams;
•Our expectations regarding our effective tax rate, future tax benefits, tax settlements, the adequacy of our provisions for uncertain tax positions;
•Our expectations regarding our potential indemnification obligations, and the outcome of pending or future legal proceedings and tax audits;
•Our business development, product development and innovation, and their impact on future operating results and anticipated operating costs for fiscal year 2026 and beyond;
•Opportunities for growth and our ability to execute on and take advantage of them, including our marketing initiatives and strategy and our expectations regarding the success thereof;
•Our expectations regarding our share repurchase and dividend programs;
•The sufficiency of our cash and cash equivalents, cash generated from operations, and available borrowings under our Credit Agreement and our bank lines of credit to fund capital expenditures and working capital needs, and our ability to comply with our obligations under such debt agreements; and
•The effects of environmental and other laws and regulations in the United States and other countries in which we operate.
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

Logitech International S.A. | Fiscal 2025 Form 10-K | 3

PART I
ITEM 1.    BUSINESS
Company Overview
Founded in 1981, and headquartered in Lausanne, Switzerland, Logitech International is a Swiss public company listed on the SIX Swiss Exchange (LOGN) and on the Nasdaq Global Select Market (LOGI). Logitech’s website address is www.logitech.com.
Logitech designs software-enabled hardware solutions that help businesses thrive and bring people together when working, creating and gaming. As the point of connection between people and the digital world, our mission is to extend human potential in work and play, in a way that is good for people and the planet. We sell the vast majority of our products under the Logitech and Logitech G brand names.
Our diverse, innovative portfolio includes: Gaming, Keyboards & Combos, Pointing Devices, Video Collaboration, Webcams, Tablet Accessories, and Headsets. These products are all classified under a single operating segment: Peripherals (see Note 15 to our consolidated financial statements). They are compatible with many cloud or cloud-based services: video conferencing platforms (e.g. Zoom, Microsoft Teams, Google Meet); esports or video games (e.g. League of Legends, Call of Duty, Valorant); music streaming platforms (e.g. Spotify, Apple Music); content streaming platforms (e.g. Twitch, YouTube); and creativity and productivity platforms (e.g. Google Workplace, Adobe Creative Cloud). Our products are also enhanced through software, including machine learning and artificial intelligence (AI).
We sell our products to a broad range of international customers, in the Americas, Europe, the Middle East, and Africa ("EMEA") and Asia Pacific. This includes direct sales to retailers, e-tailers, businesses large and small and end consumers through our e-commerce platform, and indirect sales to end customers through distributors.
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
Business Strategy
Logitech's strategy includes the following core priorities:
•Work and Play: We plan to continue to innovate and grow in the core markets in which we compete today while also expanding into other macro spaces of Work and Play. We have an opportunity to sell our current product categories into broader sectors of Work including Education, Healthcare, and the Public Sector, while also exploring opportunities to expand into other areas of Play beyond Gaming;
•Design-led, software-enabled hardware: We focus on design-led, software-enabled hardware, and the services that come with it;
•Business-to-Consumer ("B2C") and Business-to-Business ("B2B"): We plan to continue to invest in growth of our B2C business while increasing our focus on our B2B business, including sales coverage, product design, and services;
•Geographic opportunities: We plan to leverage geographic opportunities and expand our presence; and
•Iconic brand: We plan to continue building an iconic Logitech brand.
Environmental Sustainability
Logitech considers the environmental impacts of our products, operations, and value chain from the sourcing of raw materials through to the end-of-life of our products. We design for sustainability by striving to use innovative materials, technologies and processes that reduce carbon emissions and elevate circular solutions. We continue to transition our manufacturing and supply chain to renewable energy and we aim to eliminate waste and extend the life of products. Logitech also actively supports the use of recycled materials and component recovery for reuse, as well as product repair and recycling, in order to address the need for conservation of natural resources.
Logitech International S.A. | Fiscal 2025 Form 10-K | 4

Products
Logitech designs, manufactures and sells products that help businesses thrive and bring people together when working, creating, and gaming.
Gaming
Logitech G provides products for gamers and streamers, including gaming mice, steering wheels, headsets and keyboards, as well as microphones and streaming services. Incorporating innovative design and advanced technologies, some of the key products and solutions in this category include:
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
•The Logitech Pro X 2 Lightspeed Wireless Headset that features pro-grade sound, LIGHTSPEEDTM wireless, and an emphasis on comfort.
•The ASTRO 50X Wireless Headset which is compatible with PC, Xbox Series X|S, PlayStation5, and Nintendo Switch, as well as mobile and portable gaming devices, and features our unique PLAYSYNC technology that enables gamers to seamlessly switch between multiple consoles.
•Streamlabs services which provide streaming and monetization tools for content creators to manage their audience and broadcast.
Keyboards & Combos
Logitech offers a variety of corded and cordless keyboards and combos (keyboard-and-mouse combinations). Some of our key products in this category include:
•The Logitech MX Keys Wireless keyboard, a premium backlit keyboard with customizable keys to directly access menus and shortcuts within leading creativity and productivity apps. We also have the MX Keys mini wireless keyboard which is ideal for smaller spaces and for creators and the Logitech MX mechanical wireless keyboard.
•The Logitech Wireless Combo MK270, a reliable entry level full-size keyboard and mouse combination with a tiny plug and play USB receiver. The Logitech Wireless Combo MK295 Silent is an upgraded version with silent typing and clicking due to our SilentTouch technology.
•In fiscal year 2025, we launched a new product, MX Creative console, which is a versatile tool designed for creative professionals such as graphic designers, video editors, and photographers. It features a customizable keypad with LCD keys and a tactile dialpad for precise control, allowing users to streamline their workflow by automating tasks and accessing essential tools quickly. The console integrates seamlessly with popular Adobe applications such as Photoshop, Lightroom, Premiere Pro, and more. With the Logi Options+ software, users can personalize controls and set up profiles for different applications, positioning it as an appealing tool for creatives seeking intuitive and fast-paced editing solutions.
Pointing Devices
Logitech offers a variety of pointing devices. Some of our key products in this category include:
•The Logitech MX Master 3S and MX Anywhere 3S wireless mice, our flagship wireless mouse products, enabled with Logitech Flow cross-computer control software and Logi Bolt cross-operating system connectivity, these products represent the new paradigm for precise, fast, comfortable cross-computer digital navigation and digital creativity.
•The Logitech Signature M650 Wireless Mouse, which introduced Smartwheel for precise and fast scrolling, and clicks silently due to our SilentTouch technology, has an 18-month battery life, dual connectivity with Bluetooth and Logi Bolt, compatible with nearly all operating systems, side-buttons and comfortable design, and is available in Large, Medium and left-handed versions.
•The Logitech Lift, a vertical mouse with Logi Bolt wireless technology and the new smart wheel available in right and left-handed version.
•The Logitech Wireless Mouse M185, a reliable wireless mouse with comfortable shape and compact design.
Logitech International S.A. | Fiscal 2025 Form 10-K | 5

•The Logitech Wireless Mouse M220 Silent is an upgraded version of the M185 with silent clicking due to our SilentTouch technology.
Video Collaboration
The Video Collaboration category includes Logitech’s conference room cameras (“ConferenceCams”), which combine affordable enterprise-quality audio and high definition ("HD") 4K video to bring video conferencing to a variety of room sizes. Our key products in this category include:
•The Logitech Rally Bar family of ConferenceCams, consisting of Rally Bar, Rally Bar Huddle, and Rally Bar Mini, which is our premier family of video bars with built-in computing capabilities for small, midsize and large rooms, providing brilliant video, room-filling audio, and the flexibility to deploy in PC or appliance mode.
•The Logitech Rally and Logitech MeetUp ConferenceCams that can plug and play with any computing device including PC, Mac and Chromebook. Logitech Rally offers best-in-class video conferencing with Ultra HD 4K video and professional audio that easily turns medium- to large-sized conference rooms into video-enabled collaboration rooms. Logitech MeetUp is designed for huddle rooms and features a room-capturing 120° field of view ("FOV"), 4K optics and exceptional audio performance.
•The Logitech Tap touch-screen controller, which connects to any computer through USB and serves as an ideal controller for video conferencing room solutions from Google®, Microsoft®, and Zoom.
•The Logitech Sight, a tabletop companion camera with intelligent multi-participant framing through front and center views.
•The recently launched Logitech Rally Board 65, an all-in-one video conferencing solution that combines crystal clear video, powerful audio, and AI-driven features, all integrated into a single 65-inch touchscreen.
•Along with these key products this category also includes a full portfolio of accessories such as microphones and cables to enable easy to deploy and customizable configurations.
Webcams
Our Webcams category includes PC-based webcams including streaming cameras, and VC webcams that turn any desktop into an instant collaboration space. Our webcams are targeted primarily at video conferencing users purchasing for individual use. Key market drivers include upgrades of work-from-home video conferencing setups and purchase of webcams to create and share content via such platforms as YouTube, Twitch or TikTok. The Brio 100, Logitech HD Pro Webcam C920, C922 and Brio 4K Pro Webcam and our flagship MX Brio Ultra HD 4K Webcam are the key products in this category that are designed to meet the various needs of our audiences.
Tablet Accessories
Our Tablet Accessories category primarily includes tablet keyboards. These products are mostly for iPads but are also for select Samsung and other Android tablets. Some of our key products in this category include:
•The Combo Touch line-up for various iPad Pro models is our flagship design offering a backlit keyboard, any-angle kickstand for flexible viewing angles, and a trackpad for gestures, clicks, and navigation. The Combo Touch line-up uses Smart Connector technology to connect to the iPad seamlessly, with no need for batteries or Bluetooth pairing.
•The Rugged line-up offers a more protective folio or combo for iPad 9th and 10th generations, with a securely sealed wipeable fabric keyboard powered by Smart Connector, a rugged and protective holder, and an any-angle kickstand to allow multiple viewing angles. A version made for the Education sector is also available.
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
Headsets
Our Headsets category includes PC and VC headsets, in-ear headphones, and premium wireless earbuds. Some of our key products in this category include the H390 USB Computer Headset, Zone 300, and the Zone Vibe Wireless. Zone Vibe Wireless is fairly unique as a B2B Headset, providing a circumaural fit at a low price point.
Logitech International S.A. | Fiscal 2025 Form 10-K | 6

Other
Our Other category primarily consists of mobile speakers and PC speakers. Our mobile speakers are a portfolio of portable wireless Bluetooth speakers for music on the go. Our key products within the collection of portable Bluetooth speakers included WONDERBOOM4, BOOM4, and MEGABOOM4.
Sales and Distribution
Our sales and marketing activities are organized into three geographic regions: the Americas (North and South America), EMEA (Europe, Middle East, Africa) and Asia Pacific (China, Australia, Japan, India, Korea, Taiwan and other countries). For revenue by geographic region, see Note 15 to our consolidated financial statements.
Logitech has an extensive global go-to-market network that is leveraged to optimize the value of our existing products and product categories as well as to introduce new products and enter new product categories. We sell our products primarily to a variety of distributors, retailers and e-tailers. We support these channels with our direct sales force and third-party distribution centers located in all three geographic regions.
Our distributor customers typically resell products to retailers, value-added resellers, systems integrators and other distributors with whom Logitech does not have a direct relationship. As we have increased our investments in the B2B channel in recent years, we have expanded our enterprise sales coverage through our sales force as well as various channel partners. Expansion into new channels enables more cross-selling opportunities across our broad product portfolio.
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
In fiscal years 2025, 2024 and 2023, Amazon Inc. and its affiliated entities together accounted for 19%, 18% and 19% of our gross sales, respectively. In fiscal years 2025, 2024 and 2023, Ingram Micro Inc. and its affiliated entities together accounted for 14%, 13% and 13% of our gross sales, respectively. TD Synnex and its affiliated entities together accounted for 12%, 14%, and 15% of our gross sales in fiscal years 2025, 2024, and 2023, respectively. No other customer individually accounted for more than 10% of our gross sales in fiscal years 2025, 2024 or 2023.
Seasonality
We experience seasonal trends related to our product sales. Sales are generally highest during our third fiscal quarter (October to December) primarily due to increased consumer demand during the holiday season and increased spending by enterprises in the months nearing the calendar year-end. Cash flow is correspondingly lower in the first half of our fiscal year as we typically build inventories in advance of our third fiscal quarter and we also pay an annual dividend following our Annual General Meeting typically held in September.
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
Operations
Logitech’s operations capability consists of a diversified manufacturing footprint across six countries that includes an in-house manufacturing facility in Suzhou, China and third-party contract manufacturers and original design manufacturers (principally in Asia), which allows us to effectively respond to rapidly changing demand and leverage economies of scale.
Logitech International S.A. | Fiscal 2025 Form 10-K | 7

Our Suzhou operation, which currently handles approximately 35% of our total production of products, provides manufacturing know-how, intellectual property protection and variable production capacity which gives us flexibility to quickly adjust production levels to align with shifts in demand. In addition, by combining in-house and outsourced manufacturing capabilities, we can reduce volatility in production volumes as well as improve time to market.
Both our in-house and outsourced manufacturing operations are managed by our worldwide operations group. The worldwide operations group provides support throughout the product lifecycle from product development and sales and marketing to the management of distribution centers and the supply chain and logistics networks. We believe our diversified manufacturing footprint across six countries, our supply chain’s extensive global reach, our key distribution channels and strategic business relationships combined with our factory automation, extensive analytic modeling expertise, optimization tools and global processes are key competitive advantages.
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
Research and Development
We recognize that continued investment in product research and development is critical to facilitate innovation of new and improved products, technologies and experiences. Our research and development expenses for fiscal years 2025, 2024 and 2023 were $309.0 million, $287.2 million and $280.8 million, respectively, which represents 6.8%, 6.7% and 6.2% of net sales, respectively. We expect to continue to devote significant resources to research and development, including devices for digital platforms, video communications, wireless technologies, power management, and user interfaces to sustain our competitive position.
Design
Logitech uses design-led engineering as a strategic differentiator. Our key design centers are in Switzerland, Ireland, the United States, and Taiwan, where we have internal teams of designers who work in close collaboration with our engineering, product and manufacturing teams throughout our innovation process. This capability has driven the transformation of our portfolio over the years. We focus on designing products that bring delight to our users because they are innovative, intuitive, easy-to-use and deliver value. In addition, we design for sustainability to reduce the environmental impact of our products, operations, and value chain. Our design capabilities have consistently been recognized by iF, Red Dot and Good Design with broad based award wins across work, play and education products.
Engineering
Our decades-long expertise in key engineering disciplines such as sensors, acoustics, optics, wireless, and power management is a core competitive advantage of Logitech. Furthermore, we continue to extend our engineering capabilities into advanced technologies in software including AI, machine learning, cloud services, and mobile apps. Our engineering team has expertise in bringing together these many technologies, across hardware and software to develop an innovative portfolio. These engineering capabilities combined with our award-winning design team form the basis of Logitech's renowned innovation engine.
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
Logitech International S.A. | Fiscal 2025 Form 10-K | 8

Logitech provides warranties on our branded products that range from one to three years. For our Video Collaboration category, we also offer bundled support services with Logitech Video Collaboration solutions that are sold through channel partners.
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
As we target opportunities in new categories and markets and as some of our product categories demonstrate growth, we are confronting new competitors, many of which may have more experience in the categories or markets and have greater marketing resources and brand name recognition than we have. In addition, because of the continuing convergence of the markets for computing devices and consumer electronics, there may be greater competition in the future from well-established consumer electronics companies in our developing categories, as well as future categories we might enter. Many of these companies may have greater financial, technical, sales, marketing, and other resources than we have.
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
Keyboards & Combos
Apple Inc. ("Apple"), Dell Technologies ("Dell"), HP, Lenovo Group Ltd. ("Lenovo"), Elgato, Eweadn, Mchose, Keychron, Cherry and regional computer peripheral computer brands are the main competitors in our keyboard and combo product lines. We also experience competition and pricing pressure for corded and cordless keyboards and combos from less-established brands, including house brands and local competitors in Asian markets, such as Shenzhen Rapoo Technology Co., Ltd. ("Shenzhen Rapoo"), IKBC, and Xiaomi Corporation ("Xiaomi").
Pointing Devices
Apple, Microsoft, Lenovo, Dell, HP, and Cherry are our main competitors worldwide for pointing devices. We also experience competition and pricing pressure from less-established brands, including house brands and local competitors in Asian markets, such as Elecom Co., Ltd., Buffalo Inc., Shenzhen Rapoo, and Xiaomi.
Video Collaboration
Our competitors for video collaboration products include Cisco Systems, Inc. ("Cisco"), Poly (owned by HP), Jabra (owned by GN), AVer Information Inc., Neat, Yealink (Xiamen) Network Technology Co.Ltd, and Owl Labs, among others.
Webcams
Our primary competitors for webcams are HP, Dell, Lenovo and other manufacturers taking smaller market share such as Razer, HIKVision and Insta360.
Tablet Accessories
Competitors in the tablet accessories market are Apple, Zagg Inc. and other less-established brands. Although we are one of the leaders in the tablet keyboard market and continue to bring innovative offerings to the market, we expect the competition may increase.
Logitech International S.A. | Fiscal 2025 Form 10-K | 9

Headsets
For headsets, our main competitors include Poly, Jabra, and EPOS, among others. In-ear headphones competitors include Beats, Bose, Apple, Sony Corporation, JBL and Sennheiser, among others.
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
While we incur increasing costs to comply with such government regulations, we do not believe that our compliance with such requirements will have a material effect on our capital expenditures, competitive position, consolidated results of operations, earnings, or cash flows. Nonetheless, the regulatory framework applicable to us becomes increasingly complex as new regulations, including environmental, become effective. While we monitor such regulations, we are unable to fully determine their impact, that could be substantial.

Logitech International S.A. | Fiscal 2025 Form 10-K | 10

For more information about such regulations and how they may impact us, see "Risks Related to Global Nature of our Operations and Regulatory Environment" in Item 1A "Risk Factors" and Note 7 Income Taxes in our Notes to consolidated financial statements below.
Human Capital Resources
Employees
Our human capital resources include persons employed directly by us or indirectly through contingent workforce arrangements. As of March 31, 2025, we employed approximately 7,300 persons, of which approximately 2,300 were employed in our Suzhou manufacturing operations. This includes people employed directly by us, or indirectly through contingent workforce arrangements. None of Logitech's U.S. direct employees are represented by a labor union or are subject to a collective bargaining agreement. Certain other countries, such as China, provide by law for employee rights, which include requirements similar to collective bargaining agreements. We believe that our employee relations are good.
We rely on different programs and initiatives to support our goals. Some of our key human capital management programs are summarized below.
Diversity and Inclusion
We believe that reflecting the diverse world in which we live, through our people and by fostering an inclusive culture, fuels innovation. Our direct employees are located across Americas, EMEA and Asia-Pacific and bring a range of perspectives and skills to Logitech. As of March 31, 2025, 49% of our office employees were located in Asia-Pacific, 28% in the Americas, and 23% in EMEA. As of March 31, 2025, females represented 39% of our global office employees. In the U.S., underrepresented minorities (defined as Black or African American, Asian, Hispanic or Latino, American Indian or Alaska Native, and Native Hawaiian or Other Pacific Islander) represented 47% of our employees.
To measure our employees’ satisfaction at Logitech, we distribute a bi-annual employee engagement survey. Most recently, we conducted a survey in October 2024, in which 82% of our global office employees participated. As part of the survey, employees provided weighted feedback on their experience at Logitech, on measures such as happiness, retention and their perspective on our current state of workplace inclusivity at Logitech.
Safety, Health and Well-being
We look to safeguard the safety, health and well-being of all members of the Logitech team. We implement training and communication programs across the business each year to ensure employee awareness of the importance of health and safety management and our key programs and provisions. To help us ensure the safety, health and well-being of employees at our production facility in Suzhou, China, we follow the RBA Code of Conduct and have an Environmental, Health and Safety ("EHS") Management System that is certified to ISO 14001 and ISO 45001. We implement the RBA Code as a full supply chain initiative. Further, we operate an audit and verification program to verify compliance with the RBA code. We believe health and well-being are critical to our employees' personal and professional success and provide, in addition to healthcare benefits, wellness tools, resources and programs designed to help employees achieve good physical, financial, emotional, intellectual and social well-being.
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
Logitech International S.A. | Fiscal 2025 Form 10-K | 11

Information About Our Executive Officers. The following sets forth certain information regarding our executive officers as of May 23, 2025:

Name	Age	Nationality	Position
Johanna (Hanneke) Faber	56	Netherlands	Chief Executive Officer
Matteo Anversa	54	Italy, U.S.	Chief Financial Officer
Prakash Arunkundrum	50	U.S.	President of Logitech for Business
Samantha Harnett	49	U.S.	Chief Legal Officer and Corporate Secretary
Johanna (Hanneke) Faber joined Logitech as Chief Executive Officer in December 2023. Prior to joining Logitech, Ms. Faber served as President of the Global Nutrition Division at Unilever PLC, a multinational consumer goods company from July 2022 to November 2023, where she oversaw the Nutrition Business Group and was previously President of the Foods & Refreshment Division of Unilever from May 2019 to June 2022. She joined Unilever as a member of its Executive Committee in January 2018, serving as President Unilever Europe. Prior to Unilever, Ms. Faber was a member of the Executive Committee of Ahold Delhaize N.V., a global food retailer, from 2013 to 2017, serving first as Chief Commercial Officer and then as Chief E-Commerce and Innovation Officer. Ms. Faber has been a member of the board of directors and audit committee of Tapestry Inc., a luxury fashion and lifestyle brands holding company since 2021. Prior to her appointment as a board member at Tapestry, Ms. Faber served as supervisory board member of Bayer AG, a pharmaceutical and biotechnology company, from 2016 to 2021. Ms. Faber holds a Bachelor of Arts in Journalism and a Master of Business Administration from the University of Houston (Texas, USA).
Matteo Anversa joined Logitech as Chief Financial Officer in September 2024. Mr. Anversa served as Executive Vice President of Finance, Chief Financial Officer and Treasurer of Gentherm Incorporated, a thermal management technology company, from January 2019 to August 2024. Prior to joining Gentherm, Mr. Anversa served as Executive Vice President and Chief Financial Officer of Myers Industries, Inc., an international manufacturer of polymer-based material handling products and a distributor of tire repair and retread products, from December 2016 to December 2018. Prior to Myers Industries, Mr. Anversa worked since 2013 at Fiat Chrysler Automobiles N.V., a global automobile manufacturer, where he held executive management positions, including Vice President, Group FP&A Fiat Chrysler and Chief Financial Officer for Ferrari SpA where he helped prepare Ferrari for its initial public offering. Mr. Anversa began his career with General Electric Company, a multinational conglomerate, where he held various leadership roles during his 16-year tenure. Mr. Anversa has served as a director of Gabelli Value for Italy, an Italian company listed on AIM Italia, from April 2018 through May 2020 and has been serving as a director of Strattec Security Corporation since October 2024. Mr. Anversa holds a degree in Mechanical Engineering from the University of Parma, Italy.
Prakash Arunkundrum is the President of Logitech for Business, a position he has held since March 2025. Mr. Arunkundrum most recently served as Logitech's Chief Operating Officer from 2023 to 2025 and as Head of Global Operations & Sustainability from May 2018 to January 2023. He joined Logitech in 2015 and held operations positions as Vice President New Product Introductions & Strategic Initiatives from August 2015 to July 2016 and Vice President Global Sourcing and New Product Introductions from July 2016 to May 2018. Prior to joining Logitech, Mr. Arunkundrum was a Principal at A.T. Kearney, a global management consulting firm, from July 2014 to August 2015. He also served as Director, Management Consulting at PricewaterhouseCoopers, a multinational professional services network of firms, from September 2011 to July 2014 and Principal at PRTM Management Consultants LLC, a management consulting firm acquired by PricewaterhouseCoopers, from March 2010 to September 2011. Prior to his management consulting roles, Mr. Arunkundrum held several management positions at i2 Technologies, a supply chain management company acquired by JDA Software, from March 2007 to February 2010. Early in his career, he held product management positions at supply chain startups and i2 Technologies. Mr. Arunkundrum holds a BTech degree in Chemical Engineering from Central ElectroChemical Research Institute ("CECRI") in Karaikudi, India and a Master of Science in Materials Engineering from University of Maryland at College Park.
Samantha Harnett joined Logitech as General Counsel in June 2020 and became Chief Legal Officer in April 2023. Prior to joining Logitech, Ms. Harnett served in various legal and management roles at Eventbrite, Inc., a global self-service ticketing and experience technology platform, including as Chief Legal and Operations Officer from October 2019 to June 2020. While at Eventbrite, she also served as Senior Vice President, General Counsel from May 2018 to October 2019 and Vice President, General Counsel from November 2015 to May 2018. From March 2005 to November 2015, Ms. Harnett served in various positions at ZipRealty, Inc., a real estate technology and
Logitech International S.A. | Fiscal 2025 Form 10-K | 12

online brokerage company, including as General Counsel and Senior Vice President of Business Development from October 2009 to November 2015. She also served as an associate at Wilson Sonsini Goodrich and Rosati, P.C. Ms. Harnett holds a BA degree from California State University, Chico and a JD from Santa Clara University School of Law.
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
As a Swiss company traded on the SIX Swiss Exchange, and as a company subject to the provisions of Section 16 of the Securities Exchange Act of 1934, as amended, we file reports on transactions in Logitech securities by members of Logitech's Board of Directors and executive officers. The reports that we file with the Securities and Exchange Commission on Forms 3, 4 and 5, along with our other SEC filings, may be accessed on our website or on the Securities and Exchange Commission's website at http://www.sec.gov, and the reports we file that are published by the SIX Swiss Exchange may be accessed at https://www.ser-ag.com/en/resources/notifications-market-participants/management-transactions.html.

Logitech International S.A. | Fiscal 2025 Form 10-K | 13

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

•Our principal manufacturing operations and third-party contract manufacturers are located in China and Southeast Asia, which exposes us to risks associated with doing business in that geographic area as well as changes in tariffs, adverse trade regulations, adverse tax consequences and pressure to move or diversify our manufacturing locations.

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

Logitech International S.A. | Fiscal 2025 Form 10-K | 14

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

•We conduct operations and have invested significantly in growing our sales and marketing activities in a number of countries, and the effect of business, legal and political risks associated with international operations could adversely affect us.

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

Risks Related to Confidential Information, Cybersecurity, Privacy and Intellectual Property

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
Logitech International S.A. | Fiscal 2025 Form 10-K | 15

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

•There are risks associated with any outstanding and future indebtedness.

•We cannot ensure that our share repurchase programs will be fully utilized or that it will enhance long-term shareholder value. Share repurchases may also increase the volatility of our share price. We similarly cannot ensure that we will continue to increase our dividend payments or to pay dividends at all. Share repurchases and dividends diminish our cash reserves.

Risk Factors

Risks Related to our Business

If we fail to innovate and develop new products in a timely and cost-effective manner for our new and existing product categories, our business and operating results could be adversely affected.

Our product categories are characterized by short product life cycles, intense competition, frequent new product and feature introductions, rapidly changing technology, dynamic consumer demand and evolving industry standards. As a result, we must continually innovate in our new and existing product categories, introduce new products and technologies, and enhance existing products to remain competitive.

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
Logitech International S.A. | Fiscal 2025 Form 10-K | 16

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

Our growth opportunities and those we may pursue are subject to constant and rapidly changing and evolving technologies and evolving industry standards and may be replaced by new technology concepts or platforms. Some of these growth categories and opportunities are also characterized by short product cycles, frequent new product and feature introductions and enhancements and rapidly changing and evolving consumer preferences with respect to design and features that require calculated risk-taking and fast responsiveness and result in short opportunities to establish a market presence. In addition, some of these growth categories and opportunities are characterized by price competition, erosion of premium-priced segments and average selling prices, commoditization, and sensitivity to general economic conditions and cyclical downturns. The growth opportunities and strength and number of competitors that we face in all of our product categories mean that we are at risk of new competitors coming to market with more innovative products that are more attractive to customers than ours or priced more competitively. If we do not develop innovative and reliable product offerings and enhancements in a cost-effective and timely manner that are attractive to consumers in these markets, if we are otherwise unsuccessful entering and competing in these growth categories or responding to our many competitors and to the rapidly changing conditions in these growth categories, if the growth categories in which we invest our limited resources do not emerge as the opportunities or do not produce the growth or profitability we expect, or when we expect it, or if we do not correctly anticipate changes and evolutions in technology and platforms, our business and results of operations could be adversely affected.

In addition, we rely on our go-to-market capability to leverage those growth opportunities, market our products and compete effectively with a goal of strengthening our sales. If we are not able to develop and maintain our go-to-market capabilities and processes, in particular the continued development of our enterprise salesforce and strategy, our business and results of operations could be adversely affected.

Our principal manufacturing operations and third-party contract manufacturers are located in China and Southeast Asia, which exposes us to risks associated with doing business in that geographic area as well as changes in tariffs, adverse trade regulations, adverse tax consequences and pressure to move or diversify our manufacturing locations.

We produce approximately 35% of our products at the facilities we own in China. The majority of our other production is performed by third-party contract manufacturers, including original design manufacturers in China, Vietnam, Thailand, Mexico, Malaysia, and Taiwan.

Our manufacturing operations in China have been in the past and could in the future be adversely affected by global pandemics, changes in the interpretation and enforcement of legal standards, strains on China’s available labor pool, changes in labor costs and other employment dynamics, high turnover among Chinese employees, infrastructure issues, import-export issues, cross-border intellectual property and technology restrictions, currency transfer restrictions, natural disasters, regional or global pandemics, conflicts or disagreements between China and Taiwan or China and the United States, labor unrest, and other trade customs and practices that are dissimilar to
Logitech International S.A. | Fiscal 2025 Form 10-K | 17

those in the United States and Europe. Interpretation and enforcement of China’s laws and regulations continue to evolve, and we expect differences in interpretation and enforcement to continue in the foreseeable future.

Our manufacturing operations at third-party contractors could be adversely affected by contractual disagreements, by labor unrest, by natural disasters, by regional or global pandemics, by wars and armed conflicts, by strains on local communications, trade, and other infrastructures, by competition for the available labor pool or manufacturing capacity, by increasing labor and other costs, and by other trade customs and practices that are dissimilar to those in the United States and Europe.

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

The rapid evolution of AI and its regulatory and policy landscapes also present numerous risks. Several jurisdictions around the world have introduced or enacted legislation relating to AI, and regulators have issued policy
Logitech International S.A. | Fiscal 2025 Form 10-K | 18

statements relating to the use and development of AI. New laws and regulations, or existing laws and regulations, may be interpreted in ways that conflict with or otherwise impact our approach to AI and use of AI solutions.

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

See also "Risks Related to Confidential Information, Cybersecurity, Privacy and Intellectual Property” below.

We purchase key components and products from a limited number of sources, and our business and operating results could be adversely affected if supply were delayed or constrained or if there were shortages of required components.

We purchase certain products and key components from a limited number of sources. If the supply of these products or key components were to be delayed or constrained, impacted by global shortages of semiconductor chips, or if one or more of our single-source suppliers experience disruptions or go out of business as a result of adverse global economic conditions, adverse global or regional geopolitical conditions, natural disasters or regional or global pandemics, we might be unable to find a new supplier on acceptable terms, or at all, and our product shipments to our customers could be delayed, which could adversely affect our business, financial condition and operating results.

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

We primarily sell our products to a variety of distributors, retailers, e-tailers and enterprise customers (together with our direct sales channel partners). We are dependent on those direct sales channel partners to distribute and sell our products to indirect sales channel partners and ultimately to consumers. The sales and business practices of all such sales channel partners, their compliance with laws and regulations, and their reputations - of which we may or may not be aware - may affect our business and our reputation.

While our overall distribution relationships are diffuse, in fiscal years 2025 and 2024 our gross sales were concentrated with three customers - Amazon, Ingram Micro and TD Synnex - and their affiliated entities. We do not have long-term commitments with those customers. If online sales grow as a percentage of overall sales, we expect that our reliance on Amazon would increase. While we believe that we have good relationships with Amazon, Ingram Micro and TD Synnex, any adverse change in those relationships could have an adverse impact on our results of operations and financial condition.

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
Logitech International S.A. | Fiscal 2025 Form 10-K | 19

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

The industry in which we operate is intensely competitive. Our product categories are dynamic, highly competitive and characterized by large, well-financed competitors with strong brand names and highly effective research and development, marketing and sales capabilities, short product life cycles, constantly evolving industry standards and perpetual new demands for features and performance, continual performance enhancements, and
Logitech International S.A. | Fiscal 2025 Form 10-K | 20

rapid adoption of technological and product advancements by competitors in our retail markets. We have experienced aggressive price competition and other promotional activities from our primary competitors and less-established brands, including brands owned by some retail customers known as house brands. As we shift the focus of our marketing efforts in certain categories from a push model to a demand-generating pull model, the pressures from this competition and from our distribution channels, combined with the implementation risks of such a strategy shift, could adversely affect our competitive position, market share and business. In addition, our competitors may offer customers terms and conditions that may be more favorable than our terms and conditions and may require us to take actions to maintain or increase our customer incentive programs, which could impact our revenues and operating margins.

Microsoft, Apple, Google and Amazon are leading producers of operating systems, hardware, platforms and applications with which our mice, keyboards, wireless speakers and other products are designed to operate. As a result, Microsoft, Apple, Google and Amazon each may be able to improve the functionality of its products, if any, or may choose to show preference to our competitors' products, to correspond with ongoing enhancements to its operating systems, hardware and software applications before we are able to make such improvements. This ability could provide Microsoft, Apple, Google, Amazon or other competitors with significant lead-time advantages. In addition, Microsoft, Apple, Google, Amazon or other competitors may be able to control distribution channels or offer pricing advantages on bundled hardware and software products that we may not be able to offer, and may be financially positioned to exert significant downward pressure on product prices and upward pressure on promotional incentives to gain market share. If we are not able to increase our software and services capability to enhance hardware product experiences and offer attractive product pricing, our results of operations and financial condition may be adversely affected. For additional information, see "Competition” in Item 1 of this Annual Report on Form 10-K.

If we do not accurately forecast market demand for our products, our business and operating results could be adversely affected.

We use our forecasts of product demand to make decisions regarding investments of our resources and production levels of our products. Although we receive forecasts from our customers, many are not obligated to purchase the forecasted demand. Also, actual sales volumes for individual products in our retail distribution channel can be volatile due to changes in consumer preferences and other reasons. In addition, our products have short product life cycles, so a failure to accurately predict high demand for a product can result in lost sales that we may not recover in subsequent periods, or higher product costs if we meet demand by paying higher costs for materials, production and delivery. Our failure to predict low demand for a product can result in excess inventory, lower cash flows and lower margins if we are required to reduce product prices to reduce inventories.

If our sales channel partners have excess inventory of our products or decide to decrease their inventories for any reason, they may decrease the number of products they acquire in subsequent periods, which could cause disruption in our business and adversely affect our forecasts and sales.

In addition, the market demand remains less predictable and more volatile than before the COVID-19 pandemic. As a result, we have experienced in the past and may continue experiencing large differences between our forecasts and actual demand for our products that may result in excess inventory or product unavailability, inventory and restructuring reserves, increases in operational logistics and other costs, damaged relationships with suppliers or customers, opportunities for our competitors, and lost market share and revenue. If we do not accurately predict product demand, our business and operating results could be adversely affected.

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
Logitech International S.A. | Fiscal 2025 Form 10-K | 21

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

As we attempt to grow our business in strategic product categories and emerging market geographies, we evaluate acquisition opportunities that could provide us with additional product or service offerings or with additional industry expertise, assets and capabilities. Acquisitions could result in difficulties in integrating acquired operations, products, technology, internal controls, personnel and management teams and result in the diversion of capital and management’s attention away from other business issues and opportunities. If we fail to successfully integrate acquisitions, our business could be harmed. Acquisitions could also result in the assumption of known and unknown liabilities, product, regulatory and other compliance issues, dilutive issuances of our equity securities, the incurrence of debt, disputes over earn-outs or other litigation, and adverse effects on relationships with our and our target’s
Logitech International S.A. | Fiscal 2025 Form 10-K | 22

employees, customers and suppliers. Moreover, our acquisitions may not be successful in achieving our desired strategy, product, financial or other objectives or expectations, which would also cause our business to suffer.

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

Such conditions, including but not limited to inflation, slower growth or recession, new or increased tariffs, trade restrictions, changes to fiscal and monetary policy, higher interest rates and currency fluctuations, and other conditions that are susceptible to impact consumer confidence and spending could adversely affect demand for our products. In fiscal year 2025, we were impacted by adverse macroeconomic and geopolitical conditions including
Logitech International S.A. | Fiscal 2025 Form 10-K | 23

but not limited to inflation, foreign currency fluctuations, and slowdown of economic activity around the world, in part due to changes in interest rates, and lower consumer and enterprise spending.

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

We conduct operations and have invested significantly in growing our sales and marketing activities in a number of countries, and the effect of business, legal and political risks associated with international operations could adversely affect us.

We conduct operations and have invested significantly in growing our personnel and sales and marketing activities in a number of countries. We may also increase our investments to grow sales in emerging markets, such as Latin America, Eastern Europe, the Middle East and Africa. There are risks inherent in doing business in international markets, including:

•Changes in economic, political or business conditions resulting in changes in trade protection measures, tariffs, and other trade barriers, restrictions and regulations, and any successor measures, restrictions, laws and regulations;

•Compliance with current and future laws and regulations, including AI, environmental, tax, import/export and anti-corruption laws, which vary from country to country, and the European Union legislation, and over time, increasing the costs of compliance and potential risks of non-compliance, uncertain and varying enforcement of those laws and regulations, dependence on local authorities, and the importance of local networks and relationships;

•Varying accounting, auditing and financial reporting standards, accountability and protections, including risks related to the lack of access by the Public Company Accounting Oversight Board (United States) ("PCAOB") to inspect PCAOB-registered accounting firms in emerging market countries such as China;

•Exposure to political, economic and financial instability, including due to the uncertainty associated with the ongoing sovereign debt issues in certain Euro zone countries, which may lead to reduced sales, higher credit risks, currency exchange losses, exposure to fluctuations in the value of local currencies, impositions of currency exchange controls and collection difficulties or other losses;

•Import or export restrictions or licensing requirements that could affect some of our products, including those with encryption technology;

•Lack of adequate infrastructure or services necessary or appropriate to support our long-term business strategy, digital transformation and operational efficiency, including delays from customs brokers or government agencies and difficulties in staffing and managing international operations;

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

In addition, the increasingly strict and numerous regulations in China may create a more challenging environment for foreign companies operating in the region. As a result, such regulations may have the effect of limiting our growth and market share in China and disrupting manufacturing and operations in the region. In addition, changes in relations between China and the United States are currently expected to continue to lead to further policy changes that in turn are expected to prevent or limit us from procuring, developing, building, and/or selling our products in China.
Logitech International S.A. | Fiscal 2025 Form 10-K | 24

Changes in trade policy and regulations in the United States and other countries, including changes in trade agreements and the imposition of tariffs and the resulting consequences, may have adverse impacts on our business, results of operations and financial condition.

The U.S. government has instituted or proposed changes to international trade policy through the renegotiation, and potential termination, of certain existing bilateral or multilateral trade agreements and treaties with, and the imposition of tariffs on a wide range of products and other goods from China, countries in EMEA and other countries. We have invested significantly in manufacturing facilities in China and Southeast Asia. Given our manufacturing is principally in those countries, policy or regulations changes in the United States or other countries present particular risks for us. We are constantly evaluating our manufacturing footprint globally including beyond Asia. Our business has been and continues to be impacted by the expansion of tariffs on goods imported from other countries. While the full extent of tariff changes remains uncertain, the risk of significant trade policy shifts could materially impact our operations, costs, and financial results.

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

Our primary exposure to movements in currency exchange rates relates to non-U.S. Dollar-denominated sales and operating expenses worldwide. For fiscal year 2025, approximately 49% of our revenue was in non-U.S. denominated currencies. The weakening of currencies relative to the U.S. Dollar adversely affects the U.S. Dollar value of our non-U.S. Dollar-denominated sales and earnings. If we raise international pricing to compensate, it could potentially reduce demand for our products, adversely affecting our sales and potentially having an adverse impact on our market share. Margins on sales of our products in non-U.S. Dollar-denominated countries and on sales of products that include components obtained from suppliers in non-U.S. Dollar-denominated countries could be adversely affected by currency exchange rate fluctuations. In some circumstances, for competitive or other reasons, we may decide not to raise local prices to fully offset the U.S. Dollar’s strengthening, which would adversely affect the U.S. Dollar value of our non-U.S. Dollar-denominated sales and earnings. Competitive conditions in the markets in which we operate may also limit our ability to increase prices in the event of fluctuations in currency exchange rates. Conversely, strengthening of currency rates may also increase our product component costs and other expenses denominated in those currencies, adversely affecting operating results. We further note that a larger portion of our sales than of our expenses are denominated in non-U.S. denominated currencies.

We use derivative instruments to hedge certain exposures to fluctuations in currency exchange rates. The use of such hedging activities may not offset any, or more than a portion, of the adverse financial effects of unfavorable
Logitech International S.A. | Fiscal 2025 Form 10-K | 25

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

Concerns over climate change have resulted in increased regulatory requirements and reporting frameworks designed to reduce or mitigate the effects of climate change on the environment. However, the lack of harmonized regulatory requirements and reporting frameworks exposes companies to navigate myriad different requirements, which has led to challenges in ESG reporting. As a result, companies are required to develop an expanded set of metrics and measures, as well as data collection, controls, and reporting processes to meet regulatory requirements and stakeholder expectations. Failure by us to promptly and accurately meet these expectations and requirements may expose us to reputational and brand damage, regulatory penalties and litigation among other things. Compliance with such requirements will also require additional expenditures by us or our suppliers, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

As a company operating in many markets and jurisdictions, expanding into new growth categories, and engaging in acquisitions, and as a Swiss, dual-listed company, we are subject to risks associated with new, existing and potential future laws and regulations.

As we expand into new markets and product categories and acquire companies, businesses and assets, our operations and products must comply with a wide variety of laws, standards and other requirements governing, among other things, health and safety, hazardous materials usage, product-related energy consumption, conflict minerals, packaging, recycling, sustainability, environmental, child labor and human rights matters, among others. Our products may be required to obtain regulatory approvals and satisfy other regulatory concerns in the various jurisdictions where they are manufactured, sold or both. Companies, businesses and assets that we acquire may not be in compliance with regulations in all jurisdictions. These requirements create procurement and design challenges, which, among other things, require us to incur additional costs identifying suppliers and contract manufacturers who can provide or obtain compliant materials, parts and end products. Failure to comply with such requirements can subject us to liability, additional costs, and reputational harm, and in severe cases, force us to recall products or prevent us from selling our products in certain jurisdictions. We are also subject to the SEC disclosure requirements regarding the use of certain minerals, known as conflict minerals, which are mined from the Democratic Republic of Congo and adjoining countries, as well as procedures regarding a manufacturer’s efforts to identify and prevent the sourcing of such minerals and metals produced from those minerals. The moral and regulatory imperatives to avoid purchasing conflict minerals are causing us to incur additional expenses, could limit the supply and increase the cost of certain metals used in manufacturing our products and could adversely affect the distribution and sales of our products.

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

Logitech International S.A. | Fiscal 2025 Form 10-K | 26

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

We operate in multiple jurisdictions, and our profits are taxed pursuant to the tax laws of these jurisdictions. Our effective income tax rate may be affected by changes in or interpretations of tax laws, treaties, rulings, regulations or agreements in any given jurisdiction, or changes in international tax reform by the Organization for Economic Co-operation and Development (the "OECD") and similar organizations, utilization of net operating losses and tax credit carryforwards, changes in geographical allocation of income and expense, and changes in management’s assessment of matters such as the realizability of deferred tax assets. In the past, we have experienced fluctuations in our effective income tax rate. Our effective income tax rate in a given fiscal year reflects a variety of factors that may not be present in the succeeding fiscal year or years. There is no assurance that our effective income tax rate will not change in future periods.

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

In addition, the Base Erosion and Profit Shifting Project (the “BEPS Project”) undertaken by the OECD recommended changes to numerous long-standing tax principles, including a proposal to reallocate profits among tax jurisdictions in which companies do business (“Pillar One”) and establishing a minimum tax on global income (“Pillar Two”). As many countries have proposed or enacted Pillar Two legislation in jurisdictions in which we operate, we continue to monitor the relevant developments. Although we continue to evaluate and assess the potential impact of Pillar Two on us, the minimum tax rules could result in tax increases in both Switzerland and many foreign jurisdictions where we operate or have a presence.

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
Logitech International S.A. | Fiscal 2025 Form 10-K | 27

Risks Related to Confidential Information, Cybersecurity, Privacy and Intellectual Property

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

Nevertheless, our websites and information technology systems have been and could continue to be subject to or threatened with, and are susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, structural or operational failures, computer viruses, ransomware and other malware, attacks by computer hackers and other third parties, including state-sponsored attacks, employee error or malfeasance, phishing and other means of social engineering, other data security issues, telecommunication failures, user error, employee or contractor negligence or malfeasance, catastrophes, downtime due to system or software upgrades, integration or migration, or other foreseeable and unforeseen events. Such risks extend not only to our own products, services, systems and networks, but also to those of customers, suppliers, contractors, business partners, vendors, and other third parties, particularly as all parties increasingly digitize their operations. To date, we are not aware of any such disruptions or issues impacting our systems or products having resulted in security incidents with a material impact on us, individually or in the aggregate.

Moreover, there is an increased risk that we may experience security breaches or incidents as a result of our employees, service providers and third parties working remotely. In addition, our growth and increased frequency and sophistication of cyber and product security attacks, especially leveraging "deepfakes" and other AI techniques may increase the likelihood of us becoming a target of complex and damaging attacks that substantially disrupt operations and expose sensitive data. While we have developed and implemented security measures and processes designed to protect against cyber and other security threats; such measures cannot provide absolute security and may not be successful in preventing all security breaches.

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

In connection with our operations, we collect and otherwise process personal data, including that of our consumers. The processing of this information is increasingly subject to legislation, regulations and enforcement in
Logitech International S.A. | Fiscal 2025 Form 10-K | 28

numerous jurisdictions around the world. Global data privacy regulation is increasingly fragmented, with increasing enforcement efforts and penalties. Such fragmentation requires more complex and costly compliance structures, while heightened enforcement increases the cost and reputational risk associated with even minor compliance errors. For example, the General Data Protection Regulation ("GDPR"), which is applicable to us and to all companies processing data of people in the European Union, imposes significant fines and sanctions for violation of the Regulation. Compliance with the GDPR's international transfer rules has been made more difficult by the invalidation of the European Union-U.S. Privacy Shield and we are now required to put in place additional privacy protective measures for transfer of data of people in the European Union to certain countries outside of the European Economic Area. In the United States, several states have adopted broad privacy laws. Such laws and regulations are typically intended to protect the privacy and security of personal information and its collection, storage, transmission, use, disclosure and other processing. For example, California has enacted the California Consumer Privacy Act (the “CCPA”), which, among other things, requires covered companies to provide disclosures to California consumers and afford such consumers abilities to opt-out of certain sales of personal information. Additionally, the California Privacy Rights Act (the “CPRA”), was approved by California voters in November 2020. The CPRA significantly modifies the CCPA and makes compliance more uncertain and complex. Additionally, other U.S. states continue to propose, and in certain cases adopt, privacy-focused legislation. Other laws and regulations may follow, at state and federal levels. Other regions also have robust data protection and privacy legislation. For example, China has enacted the Personal Information Protection Law of the People’s Republic of China, which strictly regulates the processing of personal information and the transfer of personal information of Chinese residents to territories outside of China.

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

Logitech International S.A. | Fiscal 2025 Form 10-K | 29

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

Our revenues and profitability are difficult to predict due to the nature of the markets in which we compete, fluctuating user demand, the uncertainty of current and future global economic conditions, and for many other reasons, including the following:

•Our sales are impacted by current and future global economic and political conditions, including trade restrictions and tariffs, inflation, interest rate and foreign currency fluctuations, uncertainty in consumer and enterprise demand, low economic growth in certain regions, changes in fiscal policies and geopolitical conflicts, and can, therefore, fluctuate abruptly and significantly during periods of uncertain economic conditions or geographic distress.

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

•We may engage in acquisitions and divestitures, and such activity varies from period to period. Such variance may affect our growth, our previous outlook and expectations, and comparisons of our operating results and financial statements between periods.

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

Logitech International S.A. | Fiscal 2025 Form 10-K | 30

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

Our gross margins can vary due to consumer demand, trade policy and tariffs, competition, product mix, product pricing, new product and feature introductions, unit volumes, cost of raw materials, supply chain and logistics costs, capacity utilization, foreign currency fluctuations, acquisitions and divestitures, geographic sales mix, product lifecycle, the complexity and functionality of new product innovations and other factors. In particular, if changes in trade policy result in a significant increase in tariffs for our products, if we are not able to introduce new products in a timely manner at the product cost we expect, or if consumer demand for our products is less than we anticipate, or if there are product pricing, marketing and other initiatives by our competitors to which we need to react or that are initiated by us to drive sales that lower our margins, then our overall gross margin will be less than we project.

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

There are risks associated with any outstanding and future indebtedness.

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

Logitech International S.A. | Fiscal 2025 Form 10-K | 31

We cannot ensure that our share repurchase programs will be fully utilized or that it will enhance long-term shareholder value. Share repurchases may also increase the volatility of our share price. We similarly cannot ensure that we will continue to increase our dividend payments or to pay dividends at all. Share repurchases and dividends diminish our cash reserves.

Our share repurchase program and dividend policy may be affected by many factors, including general business and economic conditions, our financial condition and operating results, our views on potential future capital requirements, restrictions imposed in any future debt agreements, the emergence of alternative investment or acquisition opportunities, changes in our business strategy, legal requirements, changes in tax laws, and other factors. Our share repurchase program does not obligate us to repurchase all or any of the dollar value of shares authorized for repurchase. The program could also increase the volatility of our share price.

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
Risk Management and Strategy
We have established a Security Governance Framework that defines roles and responsibilities, so that security is taken into account at all levels and in every department or function of the Company. Our framework provides guidance for the organization, governance and implementation of security across the company. Logitech and its infrastructure have been certified for compliance with ISO 27001, an international standard for information security management.
Identifying and assessing cybersecurity risks is integrated into our enterprise risk management. As part of our risk management program, we continuously assess risks from third parties, including vendors, suppliers, and other business partners associated with our use of third-party service providers. We have implemented incident response and breach management processes that include the following steps: mobilizing the right stakeholders and containing the attack, maintaining trust with all affected stakeholders and understanding the attack, recovering the most critical business operations, and learning from the attack. We also conduct tabletop exercises to, among other things, align activities and expectations in connection with our incident response processes, discuss strategic questions, and review third party recommendations.
We have not previously experienced a cybersecurity event that was determined to be material, and our business strategy, results of operations and financial condition have not been materially affected by risks from cybersecurity threats. For additional information regarding risks from cybersecurity threats, please refer to Item 1A "Risk Factors" in this Annual Report on Form 10-K.
Logitech International S.A. | Fiscal 2025 Form 10-K | 32

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
Management’s Role in Assessing and Managing Material Risks from Cybersecurity Threats
Our Security Team is responsible for evaluating, reporting and advising about security threats and risks, defining and leading the enterprise security program to protect Logitech business against security threats, maintaining and updating the security framework, monitoring the level of compliance with the security framework across Logitech digital assets, products and services, providing enterprise-wide security services, defining security policies, standards and guidelines, advising on secure architectures, performing assessments and due diligence checks internally and with business partners, providing security guidance for digital projects, creating and deploying security training programs, managing security incidents and breaches, and conducting threat intelligence and managing vulnerabilities.
Our Security Team also monitors security through the entire software and product development lifecycle. The Head of Application and Product Security is accountable for the release or deployment approval of a product based upon the review of internal and external validation (functionality, performance, security) reports.
The Security Team, which is part of the Digital Office organization, is led by the CISO, who has 20 years of security experience across different industries. The CISO reports to our Head of Digital Office, who has more than 20 years of experience leading software and infrastructure teams, including over a decade in the cybersecurity industry. Our security is managed based on industry-leading standards such as ISO 27001, National Institute of Standards and Technology (NIST), Center for Internet Security (CIS), Open Worldwide Application Security Project (OWASP) Application Security Verification Standard (ASVS) and the Software Assurance Maturity Model (SAMM).
Our CISO and the Head of Digital Office regularly report on cybersecurity to the Audit Committee and/or the Technology and Innovation Committee and the Board of Directors.
ITEM 2.    PROPERTIES
Our headquarters is located in Lausanne, Switzerland, where we occupy approximately 50,500 square feet under a lease that expires in July 2035. Our principal corporate and administrative offices, which include our headquarters in Lausanne, Switzerland, and corporate offices in San Jose, California, and corporate offices in Hsinchu, Taiwan, together make up approximately 250,000 square feet of leased space. Both our Lausanne, Switzerland headquarters and San Jose, California location are designed to serve our research and development, product marketing, sales management, technical support and administrative functions. Our Hsinchu, Taiwan location serves our mechanical engineering, process engineering, manufacturing support, quality assurance, design, research and development, and administrative functions. We maintain marketing and channel support offices in approximately 90 locations and over 40 countries, with lease expiration dates from 2025 to 2035.
As of March 31, 2025, the majority of our properties are leased; however, we also own some of the manufacturing units and employee dormitories in Suzhou, China, which we occupy approximately 720,000 square feet. We anticipate no difficulty in extending the leases of our facilities or obtaining comparable facilities in suitable locations. We also contract with various third-party distribution centers in North America, South America, Europe and Asia Pacific for additional warehouses in which we store inventory.

We believe that our manufacturing and distribution facilities are adequate for our ongoing needs and we continue to evaluate the need for facilities to meet current and anticipated future requirements.
Logitech International S.A. | Fiscal 2025 Form 10-K | 33

ITEM 3.    LEGAL PROCEEDINGS
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
ITEM 4.    MINE SAFETY DISCLOSURES
None.
Logitech International S.A. | Fiscal 2025 Form 10-K | 34

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Logitech's shares are listed and traded on both the SIX Swiss Exchange, where the share price is denominated in Swiss francs, and on the Nasdaq Global Select Market, where the share price is denominated in U.S. Dollars. The trading symbol for Logitech shares is LOGN on the SIX Swiss Exchange and LOGI on the Nasdaq Global Select Market. As of May 8, 2025, there were 168,994,142 shares issued (including 21,073,413 shares held as treasury stock) held by 33,883 holders of record, and the closing price of our shares was CHF 65.64 ($79.34 based on exchange rates on such date) per share on the SIX Swiss Exchange and $81.18 per share as reported by the Nasdaq Global Select Market.
Dividends
Under Swiss law, a corporation may only pay dividends upon a vote of its shareholders. This vote typically follows the recommendation of the corporation's Board of Directors. In May 2025, the Board of Directors recommended that the Company increase the cash dividend per share for fiscal year 2025 by approximately CHF 0.10 per share to CHF 1.26 per share (approximately $1.43 per share based on the exchange rate on March 31, 2025). Based on our shares outstanding, net of treasury shares, as of March 31, 2025 (148,509,018 shares), this would result in an aggregate gross dividend of approximately CHF 187.1 million (approximately $212.4 million based on the exchange rate on March 31, 2025). This amount may vary based on the number of shares outstanding, net of treasury shares, as of the record date for the dividend, but will not exceed approximately CHF 212.9 million (based on our shares currently issued or 168,994,142 shares). This recommendation will be voted on by our shareholders at the Company’s 2025 Annual General Meeting.
On September 4, 2024, Logitech's shareholders approved a cash dividend payment of CHF 1.16 per share out of retained earnings to Logitech's shareholders who owned shares on September 24, 2024. Eligible shareholders were paid CHF 1.16 per share ($1.37 per share in U.S. Dollars based on the exchange rate on the date of payment), totaling $207.9 million in U.S. Dollars on September 25, 2024.
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
Logitech International S.A. | Fiscal 2025 Form 10-K | 35

Share Repurchases
In fiscal year 2025, the following approved share repurchase program was in place (in thousands):

Share Repurchase Program	Approved Shares	Approved Amounts (2)
July 2023 (1)	17,311	$1,000,000
(1) In June 2023, our Board of Directors approved a three-year share repurchase program. The Swiss Takeover Board approved the 2023 share repurchase program in July 2023 and the program became effective on July 28, 2023.
(2) In March 2025, our Board of Directors approved an increase of $600.0 million to the 2023 share repurchase program, to an aggregate amount of $1.6 billion. The Swiss Takeover Board approved this increase in April 2025 and it became effective on April 2, 2025.
The following tables present certain information related to purchases made by Logitech of its equity securities under its publicly announced share repurchase programs (in thousands, except per share amounts):

		Weighted Average Price Per Share		Remaining Amount that May Yet Be Repurchased under the Programs (2)
During Fiscal Year Ended	Shares Repurchased(1)	CHF (LOGN)	USD (LOGI)
March 31, 2023	7,562	52.94	55.25	$505,844
March 31, 2024	7,100	65.46	73.63	$635,750
March 31, 2025	6,679	77.89	87.95	$48,310
(1) In fiscal years 2023, 2024 and 2025, the number of shares repurchased on the SIX was 7.4 million, 6.9 million, and 6.7 million, respectively. The remaining shares were repurchased on NASDAQ in fiscal years 2023 and 2024. Shares were repurchased in fiscal year 2023 to support equity incentive plans. In fiscal year 2024, 4.1 million shares were repurchased for cancellation and the remaining shares were repurchased to support equity incentive plans. Shares were repurchased in fiscal year 2025 for cancellation. Shares repurchased after July 27, 2023 were made under the 2023 share repurchase program. Shares repurchased prior to July 27, 2023 were made under the previous share repurchase program that was initially approved by our Board of Directors in May 2020 and expired on July 27, 2023. See Note 14 to the consolidated financial statements for further information.
(2) The remaining amount as of March 31, 2025 does not reflect the increase of $600.0 million to the 2023 share repurchase program that became effective on April 2, 2025.

Logitech International S.A. | Fiscal 2025 Form 10-K | 36

	Total Number of Shares Repurchased (1)	Weighted Average Price Paid Per Share		Remaining Amount that May Yet Be Repurchased under the Program (2)
During the three months ended March 31, 2025		CHF (LOGN)	USD (LOGI)
Month 1
December 28, 2024 to January 24, 2025
SIX	397	79.08	N/A	$140,310
Nasdaq	—	N/A	—	140,310
Month 2
January 25, 2025 to February 21, 2025
SIX	401	90.49	N/A	100,310
Nasdaq	—	N/A	—	100,310
Month 3
February 22, 2025 to March 31, 2025
SIX	553	83.40	N/A	48,310
Nasdaq	—	N/A	—	48,310
	1,351	84.24	N/A	$48,310
(1) Shares repurchased on the second line on SIX Swiss Exchange for cancellation under the 2023 share repurchase program.
(2) The remaining amount as of March 31, 2025 does not reflect the increase of $600.0 million to the 2023 share repurchase program that became effective on April 2, 2025.
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
The following graph compares the cumulative total stockholder return on our shares, the Nasdaq Composite Index, and the S&P 500 Information and Technology Index. The graph assumes that $100 was invested in our LOGI shares, the Nasdaq Composite Index and the S&P 500 Information and Technology Index on March 31, 2020 and calculates the annual return through March 31, 2025. The stock price performance on the following graph is not necessarily indicative of future stock price performance.
Logitech International S.A. | Fiscal 2025 Form 10-K | 37

Comparison of 5 year cumulative total return*
$400
$300
$200
$100
$0
03/20
03/21
03/22
03/23
03/24
03/25
Logitech
Nasdaq Composite Index
S&P 500 Information and Technology Index

	March 31,
	2020	2021	2022	2023	2024	2025
Logitech	$100	$245	$176	$142	$217	$209
Nasdaq Composite Index	$100	$172	$185	$159	$213	$225
S&P 500 Information and Technology Index	$100	$165	$198	$187	$270	$284

ITEM 6. (Reserved)

Logitech International S.A. | Fiscal 2025 Form 10-K | 38

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
Company Overview
Logitech designs software-enabled hardware solutions that help businesses thrive and bring people together when working, creating, and gaming. As the point of connection between people and the digital world, our mission is to extend human potential in work and play, in a way that is good for people and the planet. We sell the vast majority of our products under Logitech and Logitech G brand names.
Our diverse, innovative portfolio includes: Gaming, Keyboards & Combos, Pointing Devices, Video Collaboration, Webcams, Tablet Accessories, and Headsets. These products are all classified under a single operating segment: Peripherals (see Note 15 to our consolidated financial statements).
We sell our products to a broad range of international customers, in the Americas, Europe, the Middle East and Africa (“EMEA”) and Asia Pacific. This includes direct sales to retailers, e-tailers, businesses large and small and end consumers through our e-commerce platform, and indirect sales to end customers through distributors.
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
Impacts of Macroeconomic and Geopolitical Conditions on our Business
In 2025, the United States introduced trade policy actions that have increased import tariffs across a wide range of countries at various rates, with certain exemptions. The tariff policies in the U.S. and responsive policies enacted in other countries are evolving and may have a material adverse impact on our business. In addition, our business has continued to be impacted by ongoing macroeconomic and geopolitical conditions. These conditions include inflation, interest rate and foreign currency fluctuations, uncertainty in consumer and enterprise demand, low economic growth in certain regions, changes in fiscal policies and geopolitical conflicts.
The global and regional economic and political conditions, as well as changes in trade policies, have caused and may continue to cause volatility in demand for our products as well as cost of tariffs, materials and logistics, and transportation delays, and as a result have impacted and may continue to impact the pricing of our products, product availability and our results of operations.
For additional information, see Part I, Item 1A "Risk Factors," including under the captions "Adverse global and regional economic and geopolitical conditions can materially adversely affect our business, results of operations and financial condition," “We purchase key components and products from a limited number of sources, and our business and operating results could be adversely affected if supply were delayed or constrained or if there were shortages of required components,” “Our principal manufacturing operations and third-party contract manufacturers are located in China and Southeast Asia, which exposes us to risks associated with doing business in that geographic area as well as changes in tariffs, adverse trade regulations, adverse tax consequences and pressure to move or diversify our manufacturing locations,” “If we do not accurately forecast market demand for our products, our business and operating results could be adversely affected,” and "If we do not successfully coordinate the worldwide manufacturing and distribution of our products, we could lose sales and our business and operating results could be adversely affected.”
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
Logitech International S.A. | Fiscal 2025 Form 10-K | 39

different products in our portfolio, AI offers additional growth opportunities and risks as we work to integrate our capabilities with our ecosystem partners.
•New ways of working: The new ways of working that have emerged after the pandemic in which people are splitting time between working in the office, from home, and from other places while on the go, provide opportunities for Logitech to equip multiple workspaces with products across our portfolio including Pointing Devices, Keyboards & Combos, Tablet Accessories, Headsets and Webcams. The new ways of working also provide an opportunity for increased adoption of video conferencing by enterprises and consumers. Our video collaboration products are compatible with a variety of video conference platforms, including Zoom, Microsoft Teams and Google Meet.
•Gaming growth: The ongoing growth and evolution of gaming creates an opportunity for us to provide more tools to a wider community of gamers. In particular, social gaming continues to gain popularity through online gaming, multi-platform experiences and esports.
While we believe we will further benefit from these secular trends, we have experienced and will continue to experience challenges that impact our business and financial results. These challenges include (i) uncertainty in tariffs on goods imported into the U.S. and responsive policies enacted by other countries, (ii) the macroeconomic environment, including inflation, interest rate and foreign currency fluctuations, changes in fiscal policies and low economic growth in certain regions, (iii) the uncertainty of overall consumer and enterprise demand, (iv) the uncertainty of timing of enterprise investments in infrastructure and technology, and (v) the timing of further development of our B2B go-to-market capabilities.
We expect these challenges to continue in the near-term. We have taken steps to mitigate the impact of these challenges, including but not limited to: (i) continued diversification of our manufacturing footprint and supplier ecosystem, (ii) maintaining discipline in our operating expenses, (iii) managing inventory levels to align with demand, (iv) continued investment in our B2B capabilities, and (v) continued release of new products to increase the value proposition of our portfolio.
For additional information, see Part I, Item 1A “Risk Factors.”
Business Seasonality and Product Introductions
We have historically experienced higher sales in our third fiscal quarter ending December 31, compared to other fiscal quarters in our fiscal year, primarily due to increased consumer demand during the holiday season and increased spending by enterprises in the months nearing the calendar year-end. Additionally, new product introductions and business acquisitions can significantly impact sales, product costs and operating expenses. Sales can also be affected when consumers and distributors anticipate a product introduction or changes in business circumstances. However, neither historical seasonal patterns nor historical patterns of product introductions should be considered reliable indicators of our future pattern of product introductions, future sales or financial performance. Furthermore, cash flow is correspondingly lower in the first half of our fiscal year as we typically build inventories in advance of our third fiscal quarter and we also pay an annual dividend following our Annual General Meeting typically held in September.
Summary of Financial Results
Our total sales for fiscal year 2025 increased 6%, compared to fiscal year 2024, primarily driven by an increase in sales of Gaming, Keyboards & Combos, Pointing Devices, and Tablet Accessories, due to improved demand.
Sales for fiscal year 2025 increased 9%, 6% and 4% in the EMEA, Asia Pacific and Americas regions, respectively, compared to fiscal year 2024.
Gross margin for fiscal year 2025 increased by 170 basis points to 43.1%, compared to 41.4% for fiscal year 2024, primarily driven by lower product costs, partially offset by higher promotional spending.
Operating expenses for fiscal year 2025 were $1,307.7 million, or 28.7% of sales, compared to $1,190.7 million, or 27.7% of sales, for fiscal year 2024. The increase in operating expenses was primarily driven by an increase in marketing and selling expenses.
We had an income tax provision of $75.3 million for fiscal year 2025, compared to $9.5 million for fiscal year 2024, primarily driven by the discrete tax benefits recognized in fiscal year 2024 for the benefit of future Swiss tax deductions, the remeasurement of the tax basis of goodwill under the Swiss Federal Act on Tax Reform and AHV Financing ("TRAF"), Foreign Derived Intangible Income ("FDII") incentive provided by the Tax Cuts and Jobs Act
Logitech International S.A. | Fiscal 2025 Form 10-K | 40

and remeasurement of our Swiss deferred tax assets due to a change in tax rate, partially offset by the tax benefit recognized in fiscal year 2025 from the release of previously recorded tax reserves for uncertain tax positions.
Net income for fiscal year 2025 was $631.5 million, compared to $612.1 million for fiscal year 2024, reflecting higher gross margin, partially offset by an increase in operating expenses and income tax provision.
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
Logitech International S.A. | Fiscal 2025 Form 10-K | 41

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
For additional information about our Critical Accounting Estimates, see Note 2—Summary of Significant Accounting Policies in our Notes to our consolidated financial statements.
New Accounting Pronouncements
Refer to Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K for recent accounting pronouncements adopted and to be adopted.
Logitech International S.A. | Fiscal 2025 Form 10-K | 42

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
Results of Operations
In this section, we discuss the results of our operations for the year ended March 31, 2025 compared to the year ended March 31, 2024. For a discussion of the year ended March 31, 2024 compared to the year ended March 31, 2023, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K filed with the SEC on May 16, 2024.
Net Sales
Our sales in fiscal year 2025 increased 6%, compared to fiscal year 2024, primarily driven by an increase in sales of Gaming, Keyboards & Combos, Pointing Devices, and Tablet Accessories, due to improved demand. If currency exchange rates had been constant in fiscal years 2025 and 2024, our sales growth rate in constant currency would have been 7%.
Sales Denominated in Other Currencies
Although our financial results are reported in U.S. Dollars, a portion of our sales was generated in currencies other than the U.S. Dollar, such as the Euro, Chinese Renminbi, Japanese Yen, Australian Dollar, Canadian Dollar, Pound Sterling and New Taiwan Dollar. For the years ended March 31, 2025 and 2024, approximately 49% and 50%, respectively, of our sales were denominated in currencies other than the U.S. Dollar.
Sales by Region
The following table presents the change in sales by region for fiscal year 2025 compared with fiscal year 2024:

	2025 vs. 2024
	Sales Growth Rate	Sales Growth Rate in Constant Currency
Americas	4%	5%
EMEA	9	9
Asia Pacific	6	7
Americas:
The increase in sales in the Americas region for fiscal year 2025, compared to fiscal year 2024, was primarily driven by an increase in sales of Gaming, Tablet Accessories, and Video Collaboration.
EMEA:
The increase in sales in the EMEA region for fiscal year 2025, compared to fiscal year 2024, was primarily driven by an increase in sales of Gaming, Keyboards & Combos, and Pointing Devices.
Logitech International S.A. | Fiscal 2025 Form 10-K | 43

Asia Pacific:
The increase in sales in the Asia Pacific region for fiscal year 2025, compared to fiscal year 2024, was primarily driven by an increase in sales of Gaming and Tablet Accessories.
Sales by Product Category
Sales by product category for fiscal years 2025 and 2024 were as follows (Dollars in thousands):

	Years Ended March 31,		Change
	2025	2024	2025 vs. 2024
Gaming (1)	$1,338,467	$1,231,063	9%
Keyboards & Combos	882,643	821,441	7
Pointing Devices	788,784	742,987	6
Video Collaboration	626,000	609,361	3
Webcams	315,520	325,225	(3)
Tablet Accessories	299,540	254,060	18
Headsets	179,710	168,478	7
Other (2)	124,236	145,852	(15)
Total Sales	$4,554,900	$4,298,467	6%
(1) Gaming includes streaming services revenue generated by Streamlabs.
(2) Other primarily consists of mobile speakers and PC speakers.
Gaming
Our Gaming category includes gaming mice, steering wheels, headsets, keyboards, console gaming headsets, microphones and Streamlabs services.
During fiscal year 2025, Gaming sales increased 9%, compared to fiscal year 2024, primarily driven by increases in sales of gaming mice and gaming steering wheels.
Keyboards & Combos
Our Keyboards & Combos category includes PC keyboards and keyboard/mice combo products.
During fiscal year 2025, Keyboards & Combos sales increased 7%, compared to fiscal year 2024, primarily driven by an increase in sales of our cordless combos.
Pointing Devices
Our Pointing Devices category includes PC- and Mac-related mice including trackballs and presentation tools.
During fiscal year 2025, Pointing Devices sales increased 6%, compared to fiscal year 2024, primarily driven by an increase in sales of cordless mice.
Video Collaboration
Our Video Collaboration category includes Logitech’s conference room cameras, which combine affordable enterprise-quality audio and high definition 4K video to bring video conferencing to a variety of room sizes.
During fiscal year 2025, Video Collaboration sales increased 3%, compared to fiscal year 2024, primarily due to an increase in sales of conference room cameras as well as an increase in services revenue.
Webcams
Our Webcams category includes PC-based webcams including streaming cameras, and VC webcams that turn any desktop into an instant collaboration space.
During fiscal year 2025, Webcams sales decreased 3%, compared to fiscal year 2024, primarily driven by a decrease in sales of our VC webcams, partially offset by an increase in sales of our PC-based webcams.
Logitech International S.A. | Fiscal 2025 Form 10-K | 44

Tablet Accessories
Our Tablet Accessories category primarily includes tablet keyboards.
During fiscal year 2025, Tablet Accessories sales increased 18%, compared to fiscal year 2024, primarily driven by strong sales from the education sector related to our Rugged Combo 4 products as well as sales from our new Combo Touch products launched in fiscal year 2025 for the latest releases of iPad Air and iPad Pro. Sales of Tablet Accessories for fiscal year 2025, compared to fiscal year 2024, also benefited from strong sales from the education sector.
Headsets
Our Headsets category includes PC and VC headsets, in-ear headphones, and premium wireless earbuds.
During fiscal year 2025, Headsets sales increased 7%, compared to 2024, primarily driven by an increase in sales of cordless PC headsets and VC headsets.
Other
Our Other category primarily consists of mobile speakers and PC speakers.
During fiscal year 2025, Other sales decreased 15% compared to 2024, primarily driven by a decline in sales of mobile speakers.
Gross Profit
Gross profit for fiscal years 2025 and 2024 was as follows (Dollars in thousands):

	Years Ended March 31,
	2025	2024	Change
Net sales	$4,554,900	$4,298,467	6.0%
Gross profit	$1,962,601	$1,778,021	10.4%
Gross margin	43.1%	41.4%
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
Gross margin increased by 170 basis points to 43.1% during fiscal year 2025, compared to 41.4% during fiscal year 2024. The increase in gross margin was primarily driven by lower product costs, partially offset by higher promotional spending.
Logitech International S.A. | Fiscal 2025 Form 10-K | 45

Operating Expenses
Operating expenses for fiscal years 2025 and 2024 were as follows (Dollars in thousands):

	Years Ended March 31,
	2025	2024
Marketing and selling	$814,414	$730,310
% of sales	17.9%	17.0%
Research and development	309,008	287,243
% of sales	6.8%	6.7%
General and administrative	164,014	155,056
% of sales	3.6%	3.6%
Amortization of intangible assets and acquisition-related costs	10,695	10,934
% of sales	0.2%	0.2%
Impairment of intangible assets	—	3,526
% of sales	—%	0.1%
Change in fair value of contingent consideration for business acquisition	—	(250)
% of sales	—%	—%
Restructuring charges, net	9,615	3,866
% of sales	0.2%	0.1%
Total operating expenses	$1,307,746	$1,190,685
% of sales	28.7%	27.7%
The increase in total operating expenses during fiscal year 2025, compared to fiscal year 2024, was primarily due to increases in marketing and selling expenses.
Marketing and Selling
Marketing and selling expenses consist of personnel and related overhead costs, corporate and product marketing, promotions, advertising, trade shows, technical support for customer experiences and facilities costs.
During fiscal year 2025, marketing and selling expenses increased $84.1 million, compared to fiscal year 2024, primarily driven by increased investment in marketing and advertising, a provision for credit loss on accounts receivable recorded in fiscal year 2025, and higher performance-based compensation expense.
Research and Development
Research and development expenses consist of personnel and related overhead costs for contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.
During fiscal year 2025, research and development expenses increased $21.8 million, compared to fiscal year 2024, primarily driven by increased investment in product innovation and higher personnel-related costs driven by increased headcount as well as higher performance-based compensation expense.
General and Administrative
General and administrative expenses primarily consist of personnel and related overhead, information technology, and facilities costs for the infrastructure functions such as finance, information systems, executives, human resources and legal.
During fiscal year 2025, general and administrative expenses increased $9.0 million, compared to fiscal year 2024, primarily driven by higher personnel-related costs to support business growth.
Logitech International S.A. | Fiscal 2025 Form 10-K | 46

Amortization of Intangible Assets and Acquisition-Related Costs
Amortization of intangible assets consists of amortization of acquired intangible assets, including customer relationships and trademarks and trade names. Acquisition-related costs include legal expenses, due diligence costs, and other professional costs incurred for business acquisitions.
During fiscal year 2025, amortization of intangible assets and acquisition-related costs remained flat, compared to fiscal year 2024.
Impairment of Intangible Assets
During fiscal year 2024, we recognized a pre-tax impairment charge of $3.5 million, related to our in-process Research and Development intangible asset.
Restructuring Charges, Net
The restructuring charges, net, for the fiscal year 2025 were related to costs incurred as a result of our restructuring plan initiated during the fourth quarter of fiscal year 2025. The restructuring charges, net, for the fiscal year 2024 were related to costs incurred as a result of our restructuring plan initiated during fiscal year 2023 and substantially completed during fiscal year 2024. See Note 16 to our consolidated financial statements for additional information.
Interest Income
Interest income for fiscal years 2025 and 2024 was as follows (in thousands):

	Years Ended March 31,
	2025	2024
Interest income	$54,997	$50,636
We invest in highly liquid instruments with an original maturity of three months or less at the date of purchase, which are classified as cash equivalents. The increase in interest income for fiscal year 2025, compared to fiscal year 2024, was primarily driven by an increase in the average cash equivalents balance.
Other Income (Expense), Net
Other income (expense), net for fiscal years 2025 and 2024 was as follows (in thousands):

	Years Ended March 31,
	2025	2024
Investment gain related to the deferred compensation plan	$2,131	$4,320
Currency exchange loss, net	(6,401)	(8,770)
Loss on investments, net	(2,029)	(14,674)
Non-service cost net pension income and other	3,319	2,748
Total	$(2,980)	$(16,376)
Investment gain (loss) related to the deferred compensation plan for fiscal years 2025 and 2024 represents earnings, gains, and losses on marketable securities related to a deferred compensation plan offered by one of our subsidiaries. The decrease in investment gain for fiscal year 2025, compared to fiscal year 2024, primarily relates to the change in market performance of the underlying securities.
Currency exchange loss, net, relates to balances denominated in currencies other than the functional currency in our subsidiaries, as well as the sale of currencies, and gains or losses recognized on currency exchange forward contracts. We do not speculate in currency positions, but we are alert to opportunities to maximize currency exchange gains and minimize currency exchange losses. The loss for fiscal year 2025 was related to the exchange rate fluctuations of the Chinese Renminbi and Mexican Peso versus the U.S. Dollar. The loss for fiscal year 2024 was related to the exchange rate fluctuations of the Chinese Renminbi, Australian Dollar, Brazilian Real, and Japanese Yen versus the U.S. Dollar.
Loss on investments, net, includes unrealized gain (loss) from the change in fair value of investments, income (loss) on equity-method investments and impairment of investments during the periods presented, as applicable.
Logitech International S.A. | Fiscal 2025 Form 10-K | 47

The loss on investments, net, for fiscal year 2025 was not material. The loss on investments, net, for fiscal year 2024 was primarily due to an impairment loss, as a result of the write-off of a note receivable which was deemed no longer recoverable. This note receivable was previously obtained in conjunction with an exchange transaction related to our investment in a privately held company. See Note 9 to our consolidated financial statements for additional information.
Provision for Income Taxes
The provision for income taxes and effective income tax rates for fiscal years 2025 and 2024 were as follows (Dollars in thousands):

	Years Ended March 31,
	2025	2024
Provision for income taxes	$75,343	$9,453
Effective income tax rate	10.7%	1.5%
The change in the effective income tax rate between fiscal years 2025 and 2024 was primarily due to the tax effect of audit resolutions and the expiration of statutes of limitation of uncertain tax positions in fiscal year 2025 compared with the discrete tax benefits recognized in fiscal year 2024 for the benefit of future Swiss tax deductions, the remeasurement of the tax basis of goodwill under TRAF, FDII incentive provided by the Tax Cuts and Jobs Act and remeasurement of our Swiss deferred tax assets due to a change in tax rate.
On March 28, 2024, the Swiss canton of Vaud confirmed a future tax benefit to be recognized for ten years. This resulted in the Company recording an income tax benefit of $50.1 million during the fiscal year ended March 31, 2024, which will be utilized over a ten-year period.
The canton of Vaud completed the legislative process to enact TRAF, a reform to better align the Swiss tax system to international tax standards, on March 10, 2020, that took effect as of January 1, 2020. In March 2020, we increased the tax basis of goodwill, as a transition measure under TRAF, to be amortized over ten years beginning on January 1, 2020. During the fiscal year ended March 31, 2024, we remeasured the tax basis of goodwill under TRAF, which resulted in an income tax benefit of $25.1 million, net of assessment for uncertain tax positions. The remeasurement of the step-up will be amortized over the remaining ten-year amortization period.
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
The Base Erosion and Profit Shifting Project (the “BEPS Project”) undertaken by the Organization for Economic Co-operation and Development (the “OECD”) recommended changes to numerous long-standing tax principles, including a proposal to reallocate profits among tax jurisdictions in which companies do business (“Pillar One”) and establishing a minimum tax on global income (“Pillar Two”). Some jurisdictions, including Switzerland, where we operate have implemented Pillar Two laws to effectuate a 15% minimum tax. The minimum tax, effective beginning in fiscal year 2025 for the Company, is treated as a current cost and does not have an impact on the Company's effective tax rate. The OECD and participating countries continue to issue underlying rules and administrative guidance related to Pillar Two, and we continue to monitor the relevant developments.
As of March 31, 2025 and 2024, the total amount of unrecognized tax benefits due to uncertain tax positions was $152.0 million and $192.7 million, respectively, all of which would affect the effective income tax rate if recognized.
As of March 31, 2025 and 2024, we had $88.5 million and $112.6 million, respectively, in non-current income taxes payable, including interest and penalties, related to our income tax liability for uncertain tax positions. As of
Logitech International S.A. | Fiscal 2025 Form 10-K | 48

March 31, 2025 and 2024, we had $7.2 million and $7.8 million, respectively, of accrued interest and penalties related to uncertain tax positions.
We file Swiss and foreign tax returns. We received final tax assessments in Switzerland through fiscal year 2023. For other material foreign jurisdictions such as the United States and China, we are generally not subject to tax examinations for years prior to fiscal year 2020 and calendar year 2020, respectively. In the United States, the federal and state tax agencies have the authority to examine periods prior to fiscal year 2020, to the extent allowed by law, where tax attributes were generated, carried forward, and being utilized in subsequent years. We are under examination in foreign tax jurisdictions. If the examinations are resolved unfavorably, there is a possibility that they may have a negative impact on our results of operations.
Liquidity and Capital Resources
Cash Balances, Available Borrowings, and Capital Resources
As of March 31, 2025, we had cash and cash equivalents of $1,503.2 million, compared with $1,520.8 million as of March 31, 2024. Our cash and cash equivalents consist of bank demand deposits, short-term time deposits, and U.S. Treasury securities, of which 53% was held in Switzerland and 27% was held in the United States. We do not expect to incur any material adverse tax impact except for what has already been recognized, or to be significantly inhibited by any country in which we do business, from the repatriation of funds to Switzerland, our country of domicile.
As of March 31, 2025, our working capital was $1,491.6 million, compared to $1,545.5 million as of March 31, 2024. The decrease was primarily driven by a decrease in accounts receivable, net, and an increase in accrued and other liabilities, partially offset by an increase in inventories.
On January 27, 2025, we entered into an unsecured revolving credit facility with a syndicate of banks ("the Credit Agreement"). The Credit Agreement provides a revolving line of credit of up to $750.0 million including the issuance of letters of credit of up to $100.0 million. The Credit Agreement terminates on January 27, 2030 unless extended in accordance with its terms. The Credit Agreement contains (1) an increase option allowing us to secure up to $250.0 million of additional commitments and (2) an extension option to extend the term by one-year which may be exercised no more than two times, subject to certain requirements. Loans under the Credit Agreement are available in U.S. Dollars, Euro, Sterling, Yen, Swiss Francs, Canadian Dollars, Australian Dollars and any other currency agreed to by each lender. Proceeds of loans made under the Credit Agreement may be used for general corporate purposes.
The Credit Agreement contains a maximum net debt to adjusted EBITDA ratio, compliance with which is a condition to our ability to borrow. Borrowings under the Credit Agreement will bear interest at a rate determined by reference to benchmark rates plus an applicable spread (ranging from 0% to 1.5%) based on our net leverage ratio or credit rating at the time of the borrowing. Undrawn balances available under the Credit Agreement are subject to commitment fees at the applicable rate determined by reference to our net leverage ratio or credit rating. There has been no borrowing outstanding under the Credit Agreement as of March 31, 2025.
In addition, we had several uncommitted, unsecured bank lines of credit and letters of credit aggregating to $172.2 million as of March 31, 2025. There are no financial covenants under these lines of credit with which we must comply. There was no borrowing outstanding under these lines of credit as of March 31, 2025. As of March 31, 2025, we had outstanding bank guarantees of $12.1 million.
Logitech International S.A. | Fiscal 2025 Form 10-K | 49

The following table presents selected financial information and statistics as of March 31, 2025 and 2024 (Dollars in thousands):

	March 31,
	2025	2024
Accounts receivable, net	$454,546	$541,715
Accounts payable	$414,586	$448,627
Inventories	$503,747	$422,513
Days sales in accounts receivable (DSO)(Days)(1)	40	48
Days accounts payable outstanding (DPO) (Days)(2)	65	70
Inventory turnover (ITO)(x)(3)	4.6	5.4
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
DSO as of March 31, 2025 decreased by 8 days to 40 days, compared to 48 days as of March 31, 2024, primarily due to the timing of sales within the fourth quarter of the fiscal years 2025 and 2024.
DPO as of March 31, 2025 decreased by 5 days to 65 days, compared to 70 days as of March 31, 2024, primarily due to timing of inventory purchases.
ITO as of March 31, 2025 decreased by 0.8 to 4.6, compared to 5.4 as of March 31, 2024, primarily due to a pre-build of inventory in advance of the effective date for incremental tariffs.
If we are not successful in launching and phasing in our new products, or market competition increases, or we are not able to sell the new products at the prices planned, it could have a material impact on our sales, gross profit, operating results including operating cash flow, and inventory turnover in the future.
The following table summarizes our consolidated statement of cash flows for the year ended March 31, 2025 (in thousands):

Year ended March 31, 2025
Net cash provided by operating activities	$842,557
Net cash used in investing activities	(57,268)
Net cash used in financing activities	(797,360)
Effect of exchange rate changes on cash and cash equivalents	(5,566)
Net decrease in cash and cash equivalents	$(17,637)
For fiscal year 2025, net cash provided by operating activities was $842.6 million resulting from net income of $631.5 million, a favorable impact from adding back non-cash adjustments totaling $228.4 million, and an unfavorable net change in operating assets and liabilities of $17.3 million. Non-cash adjustments were primarily related to share-based compensation expense, depreciation and amortization, and deferred income taxes. The increase in inventories was primarily due to higher inventory purchases to align with demand. The decrease in accounts receivable, net, was primarily driven by the timing of sales within the quarter. The decrease in accounts payable was primarily driven by the timing of inventory purchases. The increase in accrued and other liabilities was primarily driven by higher income tax payable and higher performance-based compensation accrual due to strong business performance as well as higher deferred revenue due to an increase in services bookings.
For fiscal year 2025, net cash used in investing activities was $57.3 million, primarily due to $56.1 million purchases of property, plant, and equipment. Our expenditures for property, plant and equipment during fiscal year 2025 were primarily for tooling and equipment, and computer hardware and software.
For fiscal year 2025, net cash used in financing activities was $797.4 million, primarily resulting from repurchases of our registered shares of $588.8 million, payments of cash dividends of $207.9 million, and tax
Logitech International S.A. | Fiscal 2025 Form 10-K | 50

withholdings related to net share settlements of restricted stock units of $32.5 million, partially offset by proceeds from exercise of stock options and purchase rights of $36.4 million.
During fiscal year 2025, the effect of exchange rate changes on cash and cash equivalents was not material.
Cash Outlook
Our principal sources of liquidity are our cash and cash equivalents, cash flow generated from operations and, to a much lesser extent, capital markets and borrowings. Our future working capital requirements and capital expenditures may increase to support investments in product innovations and growth opportunities or to acquire or invest in complementary businesses, products, services, and technologies. Our principal uses of cash, aside from operational needs and capital expenditures, include outlays for dividends and share repurchases reflecting our commitment to return value to our shareholders.
In May 2025, the Board of Directors recommended that we pay cash dividends for fiscal year 2025 of CHF 1.26 per share (approximately $1.43 per share based on the exchange rate on March 31, 2025). Based on our shares outstanding, net of treasury shares, as of March 31, 2025 (148,509,018 shares), this would result in an aggregate gross dividend of approximately CHF 187.1 million (approximately $212.4 million based on the exchange rate on March 31, 2025). In fiscal year 2025, we paid a cash dividend of CHF 1.16 per share, or CHF 176.3 million (U.S. Dollar amount of $207.9 million based on the exchange rate on the date of payment) out of fiscal year 2024 retained earnings. In fiscal year 2024, we paid a cash dividend of CHF 1.06 per share, or CHF 169.1 million (U.S. Dollar amount of $182.3 million based on the exchange rate on the date of payment) out of fiscal year 2023 retained earnings.
In June 2023, our Board of Directors approved a three-year share repurchase program, which allows us to use up to $1.0 billion to repurchase our shares. The 2023 share repurchase program enables us to repurchase shares for cancellation, as well as to support equity incentive plans or potential acquisitions. The Swiss Takeover Board approved the 2023 share repurchase program in July 2023 and the program became effective on July 28, 2023. During the fiscal year ended March 31, 2025, we repurchased 6.7 million shares for an aggregate cost of $588.0 million, under the 2023 share repurchase program for cancellation, of which $18.7 million of the aggregate cost was not paid yet as of March 31, 2025. As of March 31, 2025, $48.3 million was available for repurchase under the 2023 share repurchase program.
In March 2025, our Board of Directors approved an increase of $600.0 million to the 2023 share repurchase program, to an aggregate amount of $1.6 billion. The Swiss Takeover Board approved this increase in April 2025 and it became effective on April 2, 2025. We plan to target share repurchases of $2 billion over the next three years, subject to market conditions and regulatory approvals.
Swiss law limits a company’s ability to hold or repurchase its own shares. The aggregate par value of all shares held in treasury by us and our subsidiaries may not exceed 10% of our issued share capital, which corresponds to approximately 16.9 million registered shares as of March 31, 2025. This limitation does not apply to shares repurchased for cancellation, due to the Board of Directors' authority under the capital band set forth in the Company's Articles of Incorporation. As of March 31 2025, we had a total of 20.5 million shares held in treasury stock, which includes 6.7 million shares that have been repurchased for cancellation and 13.8 million shares that have been purchased to support equity incentive plans or potential acquisitions.
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
For over ten years, we have generated positive cash flows from our operating activities, including cash from operations of $842.6 million and $1,145.1 million during fiscal years 2025 and 2024, respectively. If we do not generate sufficient operating cash flows to support our operations and future planned cash requirements, our operations could be harmed and our access to credit facilities could be restricted or eliminated. Although we believe that the trend of our historical cash flow generation, our projections of future operations and our available cash balances will provide sufficient liquidity to fund our operations for at least the next 12 months, market volatility driven
Logitech International S.A. | Fiscal 2025 Form 10-K | 51

by the current macroeconomic and geopolitical environment may increase our costs of capital and otherwise adversely affect our business, results of operations, financial condition and liquidity.
Our other contractual obligations and commitments that require cash are described in the following sections.
Contractual Obligations and Commitments
Purchase Commitments
As of March 31, 2025, we had non-cancelable purchase commitments of $358.7 million for inventory purchases made in the normal course of business from original design manufacturers, contract manufacturers and other suppliers, the majority of which are expected to be fulfilled within the next 12 months. We recorded a liability for firm, non-cancelable, and unhedged inventory purchase commitments in excess of anticipated demand or net realizable value consistent with our valuation of excess and obsolete inventory. As of March 31, 2025, the liability for these purchase commitments was $19.6 million and is recorded in accrued and other current liabilities in the consolidated balance sheet.
We have firm purchase commitments of $19.1 million for capital expenditures primarily related to commitments for tooling and equipment for new and existing products. We expect to continue making capital expenditures in the future to support product development activities and ongoing and expanded operations. Although open purchase commitments are considered enforceable and legally binding, the terms generally allow us to reschedule or adjust our requirements based on business needs prior to delivery of goods or performance of services.
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
Income Taxes Payable
As of March 31, 2025, we had $88.5 million in non-current income taxes payable, including interest and penalties, related to our income tax liability for uncertain tax positions. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities.
Indemnifications
We indemnify certain suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of March 31, 2025, no material amounts have been accrued for indemnification provisions. We do not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under our indemnification arrangements.
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
Logitech International S.A. | Fiscal 2025 Form 10-K | 52

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
We are exposed to currency exchange rate risk as we transact business in multiple currencies, including exposure related to anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. Dollar. We transact business in approximately 30 currencies worldwide, of which the most significant to operations are the Euro, Chinese Renminbi, Japanese Yen, Australian Dollar, Canadian Dollar, Pound Sterling and New Taiwan Dollar. For the year ended March 31, 2025, approximately 49% of our sales were in non-U.S. denominated currencies, with 24% of our sales denominated in Euro. The mix of our costs of goods sold and operating expenses by currency are significantly different from the mix of our sales, with a larger portion denominated in U.S. Dollar and less denominated in Euro and other currencies. A strengthening U.S. Dollar has a more unfavorable impact on our sales compared to the favorable impact on our cost of goods sold and operating expenses, resulting in an adverse impact on our operating results.
We enter into currency forward and swap contracts to reduce the short-term effects of currency fluctuations on certain receivables or payables denominated in currencies other than the functional currencies of our subsidiaries. These contracts generally mature within approximately one month. The gains or losses on these contracts are recognized in earnings based on the changes in fair value.
If an adverse 10% foreign currency exchange rate change had been applied to total monetary assets and liabilities denominated in currencies other than the functional currencies at the balance sheet dates, it would have resulted in an adverse effect on income before income taxes of approximately $17.2 million and $19.1 million as of March 31, 2025 and 2024, respectively. The adverse effect as of March 31, 2025 and 2024 is after consideration of the offsetting effect of approximately $12.4 million and $6.9 million, respectively, from foreign exchange contracts in place as of such dates.
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
If the U.S. dollar had weakened by 10%, the amount recorded in AOCI related to our foreign exchange contracts before tax effect as of March 31, 2025 and 2024 would have been approximately $7.5 million and $9.0 million lower, respectively. The change in the fair value recorded in AOCI would be expected to offset a corresponding foreign currency change in cost of goods sold when the hedged inventory purchases are sold.
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
Logitech International S.A. | Fiscal 2025 Form 10-K | 53

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
(b) Management's Report on Internal Control over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including the CEO and CFO, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria established in the Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2025.
The effectiveness of the Company's internal control over financial reporting as of March 31, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report, which appears in Item 15.
(c) Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the fourth quarter of fiscal year 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B.    OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the fourth quarter of fiscal year 2025, the following officer, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.
On January 30, 2025, Prakash Arunkundrum, our President of Logitech for Business, adopted a Rule 10b5-1 trading arrangement providing for the sale of an aggregate of up to 14,900 shares of our common stock acquired by Mr. Arunkundrum under our equity plans. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The first date that sales of any shares are permitted to be sold under the trading arrangement will
Logitech International S.A. | Fiscal 2025 Form 10-K | 54

be May 26, 2025. The trading arrangement terminates on March 16, 2026, or upon the earlier completion of all transactions thereunder.
No other officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the last fiscal quarter.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
Logitech International S.A. | Fiscal 2025 Form 10-K | 55

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
Logitech
Investor Relations
3930 North First Street
San Jose, CA 95134 USA
Main (510) 795-8500
We adopted an Insider Trading Policy which applies to our executive officers, directors and employees in fiscal year 2024, filed as Exhibit 19.1 to the Annual Report on Form 10-K for the year ended March 31, 2024.
Other information required by this Item may be found in the definitive Proxy Statement for the 2025 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item may be found in the Proxy Statement for the 2025 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item may be found in the Proxy Statement for the 2025 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item may be found in the Proxy Statement for the 2025 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item may be found in the Proxy Statement for the 2025 Annual Meeting of Shareholders and is incorporated herein by reference.
Logitech International S.A. | Fiscal 2025 Form 10-K | 56

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this Annual Report on Form 10-K:
1. Financial Statements and Supplementary Data
Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations—Years Ended March 31, 2025, 2024 and 2023
Consolidated Statements of Comprehensive Income—Years Ended March 31, 2025, 2024 and 2023
Consolidated Balance Sheets—March 31, 2025 and 2024
Consolidated Statements of Cash Flows—Years Ended March 31, 2025, 2024 and 2023
Consolidated Statements of Changes in Shareholders' Equity—Years Ended March 31, 2025, 2024 and 2023
Notes to Consolidated Financial Statements
2. Financial Statement Schedule
Schedule II—Valuation and Qualifying Accounts
3. Exhibits
Logitech International S.A. | Fiscal 2025 Form 10-K | 57

Index to Exhibits

			Incorporated by Reference
Exhibit No.		Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
3.1		Articles of Incorporation of Logitech International S.A., as amended	8-K	0-29174	10/11/2024	3.1
3.2		Organizational Regulations of Logitech International S.A., as amended	10-Q	0-29174	10/26/2023	3.2
4.1		Description of the Registrant's Securities					X
10.1	**	1996 Stock Plan, as amended	S-8	333-100854	5/27/2003	4.2
10.2	**	Logitech International S.A. 2006 Stock Incentive Plan, as amended and restated effective September 14, 2022	DEFA14A	0-29174	7/26/2022	App. A
10.3	**	Logitech Inc. Management Deferred Compensation Plan, as amended and restated	10-Q	0-29174	11/4/2008	10.1
10.4	**	Logitech Inc. Amended and Restated Deferred Compensation Plan, effective January 1, 2017	10-Q	0-29174	7/27/2023	10.1
10.5	**	Logitech Management Performance Bonus Plan, as amended and restated	DEFA14A	0-29174	7/23/2013	App. C
10.6	**	1996 Employee Share Purchase Plan (U.S.), as amended and restated	DEFA14A	0-29174	7/23/2013	App. A
10.7	**	2006 Employee Share Purchase Plan (Non-U.S.), as amended and restated	DEFA14A	0-29174	7/23/2013	App. B
10.8	**	Representative form of stock option agreement (employees) under the Logitech International S.A. 2006 Stock Incentive Plan	10-Q	0-29174	11/4/2009	10.2
10.9	**	Representative form of performance stock option agreement (executives and other employees) under the Logitech International S.A. 2006 Stock Incentive Plan	10-Q	0-29174	2/5/2013	10.2
10.10	**	Representative form of restricted stock unit agreement (non-executive board members) under the Logitech International S.A. 2006 Stock Incentive Plan	10-Q	0-29174	10/25/2018	10.1
10.11	**	Representative form of restricted stock unit agreement (Leadership Team and other employees) under the Logitech International S.A. 2006 Stock Incentive Plan	10-Q	0-29174	7/28/2022	10.1
10.12	**	Representative form of restricted stock unit agreement (executives and other employees) under the Logitech International S.A. 2006 Stock Incentive Plan	10-K	0-29174	5/26/2017	10.33
10.13	**	Representative form of performance share unit agreement (Group Management Team (executive officers), Leadership Team and other employees) under the Logitech International S.A. 2006 Stock Incentive Plan	10-Q	0-29174	7/28/2022	10.2
10.14	**	Representative form of performance share unit agreement (executives and other employees) under the Logitech International S.A. 2006 Stock Incentive Plan	10-K	0-29174	5/26/2017	10.34
10.15	**	Employment Agreement between Logitech Europe S.A. and Johanna W. (Hanneke) Faber, dated October 29, 2023	8-K	0-29174	10/30/2023	10.1
Logitech International S.A. | Fiscal 2025 Form 10-K | 58

			Incorporated by Reference
Exhibit No.		Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
10.16	**	Employment Agreement between Logitech Inc. and Prakash Arunkundrum, dated as of May 26, 2020	10-Q	0-29174	7/23/2020	10.1
10.17	**	Employment Agreement between Logitech Inc. and Samantha Harnett, dated as of July 1, 2020	10-Q	0-29174	7/23/2020	10.2
10.18	**	Employment Agreement between Logitech Inc. and Charles Boynton, dated as of February 6, 2023	10-K	0-29174	5/17/2023	10.18
10.19	**	Offer Letter between Logitech Inc, and Charles Boynton, dated January 30, 2023	10-K	0-29174	5/17/2023	10.19
10.20	**	Offer Letter between Logitech, Inc. and Matteo Anversa, dated August 5, 2024	8-K	0-29174	8/6/2024	10.1
10.21	**	Employment Agreement between Logitech Inc. and Matteo Anversa, dated August 5, 2024	8-K	0-29174	8/6/2024	10.2
10.22	**	Form of Director and Officer Indemnification Agreement with Logitech International S.A.	20-F	0-29174	5/21/2003	4.1
10.23	**	Form of Director and Officer Indemnification Agreement with Logitech Inc.	20-F	0-29174	5/21/2003	4.2
10.24	**	Credit Agreement dated January 27, 2025, by and among Logitech Europe S.A., Logitech International S.A., the lenders from time to time party thereto, and PNC Bank, National Association, as Administrative Agent	8-K	0-29174	1/28/2025	10.1
10.25	**	Guaranty Agreement, dated January 27, 2025, by and among Logitech Europe S.A. and Logitech International S.A. in favor of PNC Bank, National Association, as administrative Agent	8-K	0-29174	1/28/2025	10.2
19.1		Insider Trading Policy	10-K	0-29174	5/16/2024	19.1
21.1		List of Subsidiaries					X
23.1		Consent of Independent Registered Public Accounting Firm					X
24.1		Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)					X
31.1		Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2		Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97.1	**	Executive Clawback Policy	10-K	0-29174	5/16/2024	97.1
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH		XBRL Taxonomy Extension Schema Document					X
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document					X
Logitech International S.A. | Fiscal 2025 Form 10-K | 59

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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
Logitech International S.A. | Fiscal 2025 Form 10-K | 60

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOGITECH INTERNATIONAL S.A.
/s/ Johanna (Hanneke) Faber
Johanna (Hanneke) Faber Chief Executive Officer

/s/ Matteo Anversa
Matteo Anversa Chief Financial Officer
May 23, 2025

Logitech International S.A. | Fiscal 2025 Form 10-K | 61

POWER OF ATTORNEY AND SIGNATURES

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Johanna (Hanneke) Faber and Matteo Anversa, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wendy Becker Wendy Becker	Chairperson of the Board	May 23, 2025
/s/ Johanna (Hanneke) Faber Johanna (Hanneke) Faber	Chief Executive Officer (Principal Executive Officer)	May 23, 2025
/s/ Matteo Anversa Matteo Anversa	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 23, 2025
/s/ Donald Allan, Jr. Donald Allan, Jr.	Director	May 23, 2025
/s/ Edouard Bugnion Edouard Bugnion	Director	May 23, 2025
/s/ Guy Gecht Guy Gecht	Director	May 23, 2025
/s/ Christopher Jones Christopher Jones	Director	May 23, 2025
/s/ Marjorie Lao Marjorie Lao	Director	May 23, 2025
/s/ Owen Mahoney Owen Mahoney	Director	May 23, 2025
/s/ Neela Montgomery Neela Montgomery	Director	May 23, 2025
/s/ Kwok Wang Ng Kwok Wang Ng	Director	May 23, 2025
/s/ Deborah Thomas Deborah Thomas	Director	May 23, 2025
/s/ Sascha Zahnd Sascha Zahnd	Director	May 23, 2025
Logitech International S.A. | Fiscal 2025 Form 10-K | 62

Logitech International S.A. | Fiscal 2025 Form 10-K | 63

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Logitech International S.A.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Logitech International S.A. and subsidiaries (the Company) as of March 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2025, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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
Logitech International S.A. | Fiscal 2025 Form 10-K | 64

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of the accruals for certain Customer Programs

As discussed in Notes 2 and 8 to the consolidated financial statements, the Company recorded accrued Customer Program liabilities of $173.4 million as of March 31, 2025 for customer incentives, cooperative marketing, and pricing programs (collectively, Customer Programs). The Company records these accruals as a reduction of revenue at the time of sale. For certain of these accruals, the Company estimated the amounts based on historical data or future commitments that are planned and controlled by the Company. The Company uses judgment in analyzing historical trends, inventories owned by and located at the customers, products sold by the direct customers to end customers or resellers, known product quality issues, negotiated terms, and other relevant customer and product information, such as stage of product life cycle, which are expected to experience unusually high discounting.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls related to the Company’s assessment of whether historical experience is predictive of Customer Programs’ earned amounts and the Company’s validation of the underlying channel inventory data used to estimate the accruals for Customer Programs. We assessed the historical experience used in estimating the accruals for certain Customer Programs using a combination of the Company’s internal historical information of sales, Customer Programs’ earned amounts, and relevant and reliable third-party channel inventory and sell-through data. In addition, we evaluated the Company’s ability to estimate the accruals for certain Customer Programs by comparing recorded accruals from fiscal year 2024 to actual subsequent Customer Programs’ earned amounts in fiscal year 2025.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

San Francisco, California
May 23, 2025

Logitech International S.A. | Fiscal 2025 Form 10-K | 65

LOGITECH INTERNATIONAL S.A.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended March 31,
	2025	2024	2023
Net sales	$4,554,900	$4,298,467	$4,538,818
Cost of goods sold	2,582,745	2,509,418	2,806,438
Amortization of intangible assets	9,554	11,028	12,865
Gross profit	1,962,601	1,778,021	1,719,515
Operating expenses:
Marketing and selling	814,414	730,310	809,182
Research and development	309,008	287,243	280,796
General and administrative	164,014	155,056	124,652
Amortization of intangible assets and acquisition-related costs	10,695	10,934	11,843
Impairment of intangible assets	—	3,526	—
Change in fair value of contingent consideration for business acquisition	—	(250)	—
Restructuring charges, net	9,615	3,866	34,573
Total operating expenses	1,307,746	1,190,685	1,261,046
Operating income	654,855	587,336	458,469
Interest income	54,997	50,636	18,331
Other income (expense), net	(2,980)	(16,376)	(13,278)
Income before income taxes	706,872	621,596	463,522
Provision for income taxes	75,343	9,453	98,947
Net income	$631,529	$612,143	$364,575

Net income per share:
Basic	$4.17	$3.90	$2.25
Diluted	$4.13	$3.87	$2.23

Weighted average shares used to compute net income per share:
Basic	151,322	156,776	162,302
Diluted	152,784	158,171	163,704
 The accompanying notes are an integral part of these consolidated financial statements.
Logitech International S.A. | Fiscal 2025 Form 10-K | 66

LOGITECH INTERNATIONAL S.A.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended March 31,
	2025	2024	2023
Net income	$631,529	$612,143	$364,575
Other comprehensive income (loss):
Currency translation gain (loss):
Currency translation gain (loss), net of taxes	(14,705)	(3,078)	1,373
Reclassification of cumulative translation adjustments included in other income (expense), net	—	—	219
Defined benefit plans:
Net gain (loss) and prior service costs, net of taxes	(17,640)	(13,163)	16,089
Reclassification of amortization included in other income (expense), net	759	243	(8,069)
Hedging gain (loss):
Deferred hedging gain (loss), net of taxes	(703)	1,109	2,625
Reclassification of hedging loss (gain) included in cost of goods sold	(3,461)	3,964	(8,391)
Total other comprehensive income (loss)	(35,750)	(10,925)	3,846
Total comprehensive income	$595,779	$601,218	$368,421
 The accompanying notes are an integral part of these consolidated financial statements.

Logitech International S.A. | Fiscal 2025 Form 10-K | 67

LOGITECH INTERNATIONAL S.A.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$1,503,205	$1,520,842
Accounts receivable, net	454,546	541,715
Inventories	503,747	422,513
Other current assets	131,211	146,270
Total current assets	2,592,709	2,631,340
Non-current assets:
Property, plant and equipment, net	113,858	116,589
Goodwill	463,230	461,978
Other intangible assets, net	24,630	44,603
Other assets	344,077	350,194
Total assets	$3,538,504	$3,604,704
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$414,586	$448,627
Accrued and other current liabilities	686,503	637,262
Total current liabilities	1,101,089	1,085,889
Non-current liabilities:
Income taxes payable	88,483	112,572
Other non-current liabilities	221,512	172,590
Total liabilities	1,411,084	1,371,051
Commitments and contingencies (Note 13)
Shareholders' equity:
Registered shares, CHF 0.25 par value Issued shares: 168,994 and 173,106 at March 31, 2025 and 2024, respectively	29,432	30,148
Additional paid-in capital	82,591	63,524
Shares in treasury, at cost — 20,485 and 19,243 shares at March 31, 2025 and 2024, respectively	(1,464,912)	(1,351,336)
Retained earnings	3,627,261	3,602,519
Accumulated other comprehensive loss	(146,952)	(111,202)
Total shareholders' equity	2,127,420	2,233,653
Total liabilities and shareholders' equity	$3,538,504	$3,604,704
 The accompanying notes are an integral part of these consolidated financial statements.
Logitech International S.A. | Fiscal 2025 Form 10-K | 68

LOGITECH INTERNATIONAL S.A.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended March 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$631,529	$612,143	$364,575
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	59,664	63,065	76,309
Amortization of intangible assets	20,098	21,681	24,407
Impairment of intangible assets	—	3,526	—
Loss on investments	2,029	14,674	14,073
Share-based compensation expense	89,913	82,889	70,782
Deferred income taxes	56,543	(42,424)	30,714
Change in fair value of contingent consideration for business acquisition	—	(250)	—
Pension curtailment gains	—	—	(4,225)
Other	120	379	1,005
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	69,979	91,519	51,185
Inventories	(80,501)	259,796	247,309
Other assets	23,970	10,760	5,634
Accounts payable	(31,627)	39,336	(219,051)
Accrued and other liabilities	840	(11,978)	(128,707)
Net cash provided by operating activities	842,557	1,145,116	534,010
Cash flows from investing activities:
Purchases of property, plant and equipment	(56,128)	(55,897)	(92,353)
Acquisitions, net of cash acquired	—	(14,424)	(8,527)
Purchases of deferred compensation investments	(6,600)	(11,571)	(6,702)
Proceeds from sales of deferred compensation investments	7,079	12,174	6,209
Other investing activities	(1,619)	(617)	(4,357)
Net cash used in investing activities	(57,268)	(70,335)	(105,730)
Cash flows from financing activities:
Payment of cash dividends	(207,853)	(182,305)	(158,680)
Payment of contingent consideration for business acquisition	(1,245)	(5,002)	(5,954)
Purchases of registered shares	(588,838)	(504,203)	(418,346)
Proceeds from exercises of stock options and purchase rights	36,405	32,197	28,790
Tax withholdings related to net share settlements of restricted stock units	(32,485)	(29,744)	(29,163)
Other financing activities	(3,344)	(1,116)	—
Net cash used in financing activities	(797,360)	(690,173)	(583,353)
Effect of exchange rate changes on cash and cash equivalents	(5,566)	(12,789)	(24,620)
Net increase (decrease) in cash and cash equivalents	(17,637)	371,819	(179,693)
Cash and cash equivalents at beginning of the period	1,520,842	1,149,023	1,328,716
Cash and cash equivalents at end of the period	$1,503,205	$1,520,842	$1,149,023

Supplementary Cash Flow Disclosures:
Non-cash investing and financing activities:
Property, plant and equipment purchased during the period and included in period end liability accounts	$10,106	$11,451	$8,593
Supplemental cash flow information:
Income taxes paid, net	$67,484	$50,855	$71,955
The accompanying notes are an integral part of these consolidated financial statements.
Logitech International S.A. | Fiscal 2025 Form 10-K | 69

LOGITECH INTERNATIONAL S.A.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands, except per share amounts)

	Registered shares		Additional paid-in capital	Treasury shares		Retained earnings	Accumulated other comprehensive loss
	Shares	Amount		Shares	Amount			Total
March 31, 2022	173,106	$30,148	$129,925	7,855	$(632,893)	$2,975,681	$(104,123)	$2,398,738
Total comprehensive income	—	—	—	—	—	364,575	3,846	368,421
Purchases of registered shares	—	—	—	7,562	(418,346)	—	—	(418,346)
Sale of shares upon exercise of stock options and purchase rights	—	—	(5,636)	(686)	34,426	—	—	28,790
Issuance of shares upon vesting of restricted stock units	—	—	(68,710)	(968)	39,547	—	—	(29,163)
Share-based compensation	—	—	71,801	—	—	—	—	71,801
Cash dividends ($1.00 per share)	—	—	—	—	—	(162,681)	—	(162,681)
March 31, 2023	173,106	$30,148	$127,380	13,763	$(977,266)	$3,177,575	$(100,277)	$2,257,560
Total comprehensive income	—	—	—	—	—	612,143	(10,925)	601,218
Purchases of registered shares	—	—	—	7,100	(523,751)	—	—	(523,751)
Sale of shares upon exercise of stock options and purchase rights	—	—	(28,314)	(624)	60,511	—	—	32,197
Issuance of shares upon vesting of restricted stock units	—	—	(118,771)	(994)	89,027	—	—	(29,744)
Issuance of shares related to contingent consideration	—	—	102	(2)	143	—	—	245
Share-based compensation	—	—	83,127	—	—	—	—	83,127
Cash dividends ($1.19 per share)	—	—	—	—	—	(187,199)	—	(187,199)
March 31, 2024	173,106	$30,148	$63,524	19,243	$(1,351,336)	$3,602,519	$(111,202)	$2,233,653
Total comprehensive income	—	—	—	—	—	631,529	(35,750)	595,779
Purchases of registered shares	—	—	—	6,679	(588,028)	—	—	(588,028)
Sale of shares upon exercise of stock options and purchase rights	—	—	(10,588)	(492)	52,927	(5,934)	—	36,405
Issuance of shares upon vesting of restricted stock units	—	—	(60,422)	(833)	89,437	(61,500)	—	(32,485)
Cancellation of treasury shares	(4,112)	(716)	—	(4,112)	332,088	(331,372)	—	—
Share-based compensation	—	—	90,077	—	—	—	—	90,077
Cash dividends ($1.37 per share)	—	—	—	—	—	(207,981)	—	(207,981)
March 31, 2025	168,994	$29,432	$82,591	20,485	$(1,464,912)	$3,627,261	$(146,952)	$2,127,420
 The accompanying notes are an integral part of these consolidated financial statements.
Logitech International S.A. | Fiscal 2025 Form 10-K | 70

LOGITECH INTERNATIONAL S.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1—The Company
Logitech International S.A., together with its consolidated subsidiaries ("Logitech" or the "Company"), designs software-enabled hardware solutions that help businesses thrive and bring people together when working, creating, and gaming. As the point of connection between people and the digital world, the Company's mission is to extend human potential in work and play, in a way that is good for people and the planet.
The Company sells its products to a broad range of international customers, including direct sales to retailers, e-tailers, businesses large and small and end consumers through the Company's e-commerce platform, and indirect sales to end customers through distributors.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Significant estimates and assumptions made by management involve the fair value of goodwill and intangible assets acquired from business acquisitions, pension obligations, accruals for customer incentives, cooperative marketing, and pricing programs ("Customer Programs") and related breakage when appropriate, inventory valuation, share-based compensation expense, uncertain tax positions, and valuation allowances for deferred tax assets. Although these estimates are based on management’s best knowledge of current events and actions that may impact the Company in the future, actual results could differ materially from those estimates.
Risks and Uncertainties
Impacts of Macroeconomic and Geopolitical Conditions on the Company's Business
In 2025, the United States introduced trade policy actions that have increased import tariffs across a wide range of countries at various rates, with certain exemptions. The tariff policies in the U.S. and responsive policies enacted in other countries are evolving and may have a material adverse impact on the Company's business. In addition, the Company's business has continued to be impacted by ongoing macroeconomic and geopolitical conditions. These conditions include inflation, interest rate and foreign currency fluctuations, uncertainty in
Logitech International S.A. | Fiscal 2025 Form 10-K | 71

consumer and enterprise demand, low economic growth in certain regions, changes in fiscal policies and geopolitical conflicts.
The global and regional economic and political conditions, as well as changes in trade policies, have caused and may continue to cause volatility in demand for the Company's products as well as the cost of tariffs, materials and logistics, and transportation delays, and as a result have impacted and may continue to impact the pricing of the Company's products, product availability and the Company's results of operations.
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

The Company also recognizes revenue from subscription services that provide professional streamers with access to streaming software and tools as well as from Video Collaboration support services. These services represent stand-ready performance obligations. Payments for these services are made at the time of or in advance of delivering the services. The proceeds received in advance from such arrangements is recognized as deferred revenue and then recognized as revenue ratably over the service period up to five years.

See Note 8 for the current and non-current deferred revenue associated with the Company’s remaining performance obligations to be recognized within the next 12 months and thereafter, respectively.

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
Logitech International S.A. | Fiscal 2025 Form 10-K | 72

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

The Company regularly evaluates the adequacy of its estimates for Customer Programs and product returns. Future market conditions and product transitions may require the Company to take action to change such programs and related estimates. When the variables used to estimate these costs change, or if actual costs differ significantly from the estimates, the Company would be required to increase or reduce revenue or operating expenses to reflect the impact. During the year ended March 31, 2025, changes to these estimates related to performance obligations satisfied in prior periods were not material.

Logitech International S.A. | Fiscal 2025 Form 10-K | 73

Sales taxes and value-added taxes (“VAT”) collected from customers, if applicable, which are remitted to governmental authorities are not included in revenue, and are reflected as a liability on the consolidated balance sheets.
Shipping and Handling Costs
The Company's shipping and handling costs are included in the cost of goods sold in the consolidated statements of operations.
Contract Balances
The Company records accounts receivable from contracts with customers when it has an unconditional right to consideration, as accounts receivable, net, on the consolidated balance sheets.
The Company records contract liabilities when cash payments are received or due in advance of performance, primarily for implied support and subscriptions. Contract liabilities are included in accrued and other current liabilities and other non-current liabilities on the consolidated balance sheets.
Contract Costs
The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that otherwise would have been recognized is one year or less. These costs are included in marketing and selling expenses in the consolidated statements of operations. As of March 31, 2025 and 2024, the Company did not have any material deferred contract costs.
Research and Development Costs
Costs related to research, design and development of products, which consist primarily of personnel, product design and infrastructure expenses, are charged to research and development expense as they are incurred.
Advertising Costs
Advertising costs are recorded as either a marketing and selling expense or a deduction from revenue as they are incurred. Advertising costs paid or reimbursed by the Company to direct or indirect customers must have an identifiable benefit and an estimable fair value in order to be classified as an operating expense. If these criteria are not met, the payment is classified as a reduction of revenue. Advertising costs recorded as marketing and selling expense are expensed as incurred. Total advertising costs including those characterized as revenue deductions during fiscal years 2025, 2024 and 2023 were $355.1 million, $325.3 million and $383.7 million, respectively, out of which $53.1 million, $46.6 million, and $67.3 million, respectively, were included as operating expense in the consolidated statements of operations.
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
The Company had the following customers that individually comprised 10% or more of its gross sales:
Logitech International S.A. | Fiscal 2025 Form 10-K | 74

	Years Ended March 31,
	2025	2024	2023
Customer A	14%	13%	13%
Customer B	19%	18%	19%
Customer C	12%	14%	15%
The Company had the following customers that individually comprised 10% or more of its accounts receivable:

	March 31,
	2025	2024
Customer A	14%	14%
Customer B	21%	20%
Customer C	10%	15%
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
Depreciation expense is recognized using the straight-line method. Plant and buildings are depreciated over estimated useful lives of twenty-five years, equipment over useful lives from three to five years, internal-use software over useful lives from three to seven years, tooling over useful lives from six months to one year, and leasehold improvements over the lesser of the term of the lease or the estimated useful life of leasehold improvements.
Logitech International S.A. | Fiscal 2025 Form 10-K | 75

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
In reviewing goodwill for impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (greater than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. The Company also may elect not to perform the qualitative assessment and, instead, proceed directly to the quantitative impairment test. The ultimate outcome of the goodwill impairment review for a reporting unit should be the same whether the Company chooses to perform the qualitative assessment or proceeds directly to the quantitative impairment test. The Company operates as one reporting unit. For the year ended March 31, 2025, the Company elected to perform a qualitative assessment and concluded that it was more likely than not that the fair value of its reporting unit exceeds its carrying amount.
Logitech International S.A. | Fiscal 2025 Form 10-K | 76

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
The Company's assessment of uncertain tax positions requires that management makes estimates and judgments about the application of tax law, the expected resolution of uncertain tax positions and other matters. In the event that uncertain tax positions are resolved for amounts different than the Company's estimates, or the related statutes of limitations expire without the assessment of additional income taxes, the Company will be required to adjust the amounts of the related assets and liabilities in the period in which such events occur. Such adjustments may have an impact on the Company's income tax provision and its results of operations.
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
Logitech International S.A. | Fiscal 2025 Form 10-K | 77

(i.e., the estimated performance against the performance targets). The Company periodically adjusts the cumulative stock-based compensation expense recorded when the probable outcome for the PSUs is updated based upon changes in actual and forecasted financial results.
Product Warranty
All of the Company's products are covered by standard warranty to be free from defects in material and workmanship for periods ranging from one year to three years. The warranty period varies by product and by region. The Company’s standard warranty does not provide a service beyond assuring that the product complies with agreed-upon specifications and is not sold separately. The standard warranty the Company provides qualifies as an assurance warranty and is not treated as a separate performance obligation. The Company estimates cost of product warranties at the time the related revenue is recognized based on historical warranty claim rates, historical costs, and knowledge of specific product failures that are outside of the Company's typical experience. The Company accrues a warranty liability for estimated costs to provide products, parts or services to repair or replace products in satisfaction of the warranty obligation. Each quarter, the Company re-evaluates its estimates to assess the adequacy of recorded warranty liabilities. When the Company experiences changes in warranty claim activity or costs associated with fulfilling those claims, the warranty liability is adjusted accordingly.
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
When treasury shares are reissued, gains from re-issuance of treasury shares are credited to additional paid-in capital while losses from re-issuance of treasury shares are charged to additional paid-in capital to the extent that there are previously recorded gains to offset the losses, otherwise charged to retained earnings in the consolidated balance sheets. When treasury shares are canceled, the Company deducts the par value from registered shares and reflects the excess of share repurchase cost over par value as a reduction to retained earnings.
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
Gains and losses for changes in the fair value of the effective portion of the Company's forward contracts related to forecasted inventory purchases are deferred as a component of accumulated other comprehensive gain (loss) until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. The Company presents the earnings impact from forward points in the same line item that is used to present the earnings impact of the hedged item (i.e. cost of goods sold) for hedging forecasted inventory purchases.
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
Logitech International S.A. | Fiscal 2025 Form 10-K | 78

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
Recent Accounting Pronouncements Adopted
In November 2023, the Financial Accounting Standard Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker. In addition, ASU 2023-07 requires that all existing annual disclosures about segment profit or loss must be provided on an interim basis and clarifies that single reportable segment entities are subject to the disclosure requirement under Topic 280 in its entirety. The Company has adopted this standard for its fiscal year 2025 annual financial statements and interim financial statements thereafter and has applied the standard retrospectively to all prior periods presented in the financial statements. See Note 15 for further information.
New Accounting Pronouncements Not Yet Adopted
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
Note 3—Net Income Per Share
The following table summarizes the computations of basic and diluted net income per share for fiscal years 2025, 2024 and 2023 (in thousands except per share amounts):

	Years Ended March 31,
	2025	2024	2023
Net income	$631,529	$612,143	$364,575

Shares used in net income per share computation:
Weighted average shares outstanding - basic	151,322	156,776	162,302
Effect of potentially dilutive equivalent shares	1,462	1,395	1,402
Weighted average shares outstanding - diluted	152,784	158,171	163,704

Net income per share:
Basic	$4.17	$3.90	$2.25
Diluted	$4.13	$3.87	$2.23
Logitech International S.A. | Fiscal 2025 Form 10-K | 79

Share equivalents attributable to outstanding stock options, restricted stock units and employee share purchase plans ("ESPP") totaling 0.7 million, 1.1 million, and 2.0 million shares during fiscal years 2025, 2024 and 2023, respectively, were excluded from the calculation of diluted net income per share because their effect would have been antidilutive. A small number of PSUs were not included in the dilutive net income per share calculation because all necessary conditions had not been satisfied by the end of the respective period, and those shares were not issuable if the end of the reporting period were the end of the performance contingency period.
Note 4—Employee Stock-Based Compensation
As of March 31, 2025, the Company offers the 2006 Employee Share Purchase Plan (Non-U.S.), as amended and restated ("2006 ESPP"), the 1996 Employee Share Purchase Plan (U.S.), as amended and restated ("1996 ESPP"), and the 2006 Stock Incentive Plan ("2006 Plan") as amended and restated. Shares issued to employees as a result of purchases or exercises under these plans are generally issued from shares held in treasury stock.
Under the 1996 ESPP and 2006 ESPP plans, eligible employees may purchase shares at the lower of 85% of the fair market value at the beginning or the end of each offering period, which is generally six months. Subject to continued participation in these plans, purchase agreements are automatically executed at the end of each offering period. An aggregate of 29.0 million shares were reserved for issuance under the 1996 and 2006 ESPP plans. As of March 31, 2025, a total of 2.8 million shares were available for new awards under these plans.
The 2006 Plan provides for the grant to eligible employees and non-employee directors of stock options, stock appreciation rights, and restricted stock units. Awards under the 2006 Plan may be conditioned on continued employment, the passage of time or the satisfaction of performance and market vesting criteria. The 2006 Plan, as amended, has no expiration date. On June 29, 2022, the Board authorized 3.3 million additional shares for issuance under the 2006 Plan. An aggregate of 33.8 million shares were reserved for issuance under the 2006 Plan. As of March 31, 2025, a total of 7.2 million shares were available for new awards under this plan.
Stock options granted to employees under the 2006 Plan have terms not exceeding ten years and are issued at exercise prices not less than the fair market value on the date of grant.
Service-based restricted stock units ("RSUs") granted to employees under the 2006 Plan generally vest in four equal annual installments on the grant date anniversary. RSUs granted to non-executive board members under the 2006 Plan vest on the grant date anniversary, or earlier on the date of the next annual general meeting following the grant date if the non-executive board member is not re-elected as a director at the annual general meeting.
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
The following table summarizes share-based compensation expense and total income tax benefit recognized for fiscal years 2025, 2024 and 2023 (in thousands):

	Years Ended March 31,
	2025	2024	2023
Cost of goods sold	$10,021	$8,004	$5,635
Marketing and selling	40,378	35,780	34,707
Research and development	20,180	17,836	15,292
General and administrative	19,334	21,269	15,148
Total share-based compensation expense	89,913	82,889	70,782
Income tax benefit	(20,148)	(15,305)	(9,750)
Total share-based compensation expense, net of income tax benefit	$69,765	$67,584	$61,032
The income tax benefit in the respective periods primarily consisted of tax benefits related to the share-based compensation expense for the period and direct tax benefit realized, including net excess tax benefits recognized from share-based awards vested or exercised during the period.
Logitech International S.A. | Fiscal 2025 Form 10-K | 80

Share-based compensation costs capitalized as part of inventory were $7.6 million, $6.3 million, and $5.6 million for the fiscal year ended March 31, 2025, 2024 and 2023, respectively.
As of March 31, 2025, there was $129.5 million of total future stock-based compensation cost to be recognized over a weighted-average period of 2.3 years.
The estimates of share-based compensation expense require a number of complex and subjective assumptions including stock price volatility, employee exercise patterns, probability of achievement of the set performance condition, dividend yield, related tax effects and the selection of an appropriate fair value model.
The grant date fair value of the ESPP using the Black-Scholes-Merton option-pricing valuation model and the grant date fair value of the PSUs using the Monte-Carlo simulation method are determined with the following assumptions:

	Employee Stock Purchase Plans
	Years Ended March 31,
	2025	2024	2023
Expected dividend rate	1.35%	1.61%	1.78%
Risk-free interest rate	4.71%	5.36%	3.86%
Expected volatility	29%	33%	46%
Expected term (years)	0.5	0.5	0.5
Weighted average grant date fair value per share	$21.74	$19.02	$16.32

PSUs	Years Ended March 31,
	2025	2024	2023
Expected dividend rate	1.41%	1.90%	1.46%
Risk-free interest rate	4.55%	3.83%	2.78%
Expected volatility	38%	41%	39%
Expected term (years)	3.0	3.0	3.0
The expected dividend rate assumption is based on the Company's history and future expectations of dividend payouts. Unvested PSUs are not eligible for these dividends. The expected term is based on the purchase offerings periods expected to remain outstanding for employee stock purchase plan or the performance period for PSUs. Expected volatility is based on historical volatility using the Company's daily closing prices, or including the volatility of components of the Russell 3000 Index for PSUs, over the expected term. The Company considers the historical price volatility of its shares as most representative of future volatility. The risk-free interest rate assumptions are based upon the implied yield of U.S. Treasury zero-coupon issues or Switzerland government bonds appropriate for the expected term of the Company's share-based awards.
For PSUs, the Company estimates the probability and timing of the achievement of the set performance condition at the time of the grant based on the historical financial performance and the financial forecast in the remaining performance period and reassesses the probability in subsequent periods when actual results or new information become available.
Logitech International S.A. | Fiscal 2025 Form 10-K | 81

A summary of the Company's stock option activities under all stock plans for fiscal years 2025, 2024 and 2023 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In thousands)
Outstanding, March 31, 2022	1,393
Exercised	(155)			$6,482
Forfeited	(118)
Outstanding, March 31, 2023	1,120
Exercised	(181)			$6,160
Forfeited	(176)
Outstanding, March 31, 2024	763	$68	7.0	$16,243
Exercised	(111)	$80		$1,483
Forfeited	(65)	$80
Outstanding, March 31, 2025	587	$64	5.3	$11,768
Vested and exercisable, March 31, 2025	587	$64	5.3	$11,768
A summary of the Company's RSU and PSU activities for fiscal years 2025, 2024 and 2023 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Fair Value
	(In thousands)		(In thousands)
Outstanding, March 31, 2022	3,046	$68
Granted—RSUs	1,584	$53
Granted—PSUs	407	$69
Vested	(1,143)		$85,152
Forfeited	(438)
Outstanding, March 31, 2023	3,456	$66
Granted—RSUs	1,396	$59
Granted—PSUs	457	$67
Vested	(1,200)		$92,340
Forfeited	(631)
Outstanding, March 31, 2024	3,478	$65
Granted—RSUs	931	$93
Granted—PSUs	281	$91
Vested	(1,172)	$65	$113,553
Forfeited	(462)	$85
Outstanding, March 31, 2025	3,056	$73
The shares outstanding as of March 31, 2025 above include 0.7 million shares of PSUs. The Company presents the number of PSUs and weighted-average grant date fair value at 100 percent of the performance target; however, the aggregate fair value of shares vested is based on the actual number of PSUs vested according to achievement of the financial metrics over the performance period.
Note 5—Employee Benefit Plans
Defined Benefit Plans
Certain subsidiaries of the Company sponsor defined benefit pension plans or non-retirement post-employment benefits covering substantially all of their employees. Benefits are provided based on employees' years
Logitech International S.A. | Fiscal 2025 Form 10-K | 82

of service and earnings, or in accordance with applicable employee benefit regulations. The Company's practice is to fund amounts sufficient to meet the requirements set forth in the applicable employee benefit and tax regulations.
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
The net periodic benefit cost of the defined benefit pension plans and the non-retirement post-employment benefit obligations for fiscal years 2025, 2024 and 2023 was as follows (in thousands):

	Years Ended March 31,
	2025	2024	2023
Service costs	$11,875	$11,479	$13,195
Interest costs	3,298	3,844	2,408
Expected return on plan assets	(7,671)	(6,950)	(3,754)
Amortization:
Net prior service cost (credit) recognized	309	(500)	(458)
Net actuarial loss (gain) recognized	450	(179)	(3,047)
Curtailment gain	—	—	(4,225)
Settlement loss (gain)	—	922	(339)
Total net periodic benefit cost	$8,261	$8,616	$3,780
The components of net periodic benefit cost other than the service costs component are included in other income (expense), net in the consolidated statements of operations.
The changes in projected benefit obligations for fiscal years 2025 and 2024 were as follows (in thousands):

	Years Ended March 31,
	2025	2024
Projected benefit obligations, beginning of the year	$213,477	$195,336
Service costs	11,875	11,479
Interest costs	3,298	3,844
Plan participant contributions	6,676	6,731
Actuarial loss	13,691	13,737
Benefits paid	(10,578)	(2,405)
Transfer of prior vested benefits	15,301	6,775
Plan amendments	909	380
Settlement	—	(22,522)
Administrative expense paid	(157)	(158)
Currency exchange rate changes	4,649	280
Projected benefit obligations, end of the year	$259,141	$213,477
The accumulated benefit obligation for all defined benefit pension plans as of March 31, 2025 and 2024 was $227.7 million and $184.8 million, respectively.
Actuarial loss related to the change in the benefit obligation for the Company's pension plans for fiscal years 2025 and 2024 were primarily due to changes in discount rate.
Logitech International S.A. | Fiscal 2025 Form 10-K | 83

The changes in the fair value of plan assets for fiscal years 2025 and 2024 were as follows (in thousands):

	Years Ended March 31,
	2025	2024
Fair value of plan assets, beginning of the year	$170,640	$162,599
Actual return on plan assets	5,076	7,558
Employer contributions	10,351	10,888
Plan participant contributions	6,676	6,731
Benefits paid	(10,578)	(2,405)
Transfer of prior vested benefits	15,301	6,775
Settlement	—	(22,522)
Administrative expenses paid	(157)	(158)
Currency exchange rate changes	4,150	1,174
Fair value of plan assets, end of the year	$201,459	$170,640
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
The following tables present the fair value of the defined benefit pension plan assets by major categories and by levels within the fair value hierarchy as of March 31, 2025 and 2024 (in thousands):

	March 31,
	2025			2024
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash and cash equivalents	$21,202	$—	$21,202	$14,375	$—	$14,375
Equity securities	60,867	—	60,867	54,534	—	54,534
Debt securities	50,178	—	50,178	42,153	—	42,153
Real estate funds	44,906	6,833	51,739	32,286	10,141	42,427
Hedge funds	—	8,994	8,994	—	10,400	10,400
Other	8,005	474	8,479	6,335	416	6,751
Total fair value of plan assets	$185,158	$16,301	$201,459	$149,683	$20,957	$170,640
The funded status of the plans was as follows (in thousands):

	Years Ended March 31,
	2025	2024
Fair value of plan assets	$201,459	$170,640
Less: projected benefit obligations	259,141	213,477
Underfunded status	$(57,682)	$(42,837)
Logitech International S.A. | Fiscal 2025 Form 10-K | 84

Amounts recognized on the balance sheets for the plans were as follows (in thousands):

	March 31,
	2025	2024
Current liabilities	$1,728	$1,391
Non-current liabilities	55,954	41,446
Total liabilities	$57,682	$42,837
Amounts recognized in accumulated other comprehensive income (loss) related to defined benefit pension plans were as follows (in thousands):

	March 31,
	2025	2024
Net prior service credits	$820	$1,385
Net actuarial loss	(22,696)	(6,445)
Accumulated other comprehensive loss	(21,876)	(5,060)
Deferred taxes	(3,400)	(3,335)
Accumulated other comprehensive loss, net of tax	$(25,276)	$(8,395)
The actuarial assumptions for the defined benefit plans were as follows:

Years Ended March 31,
	2025	2024
Benefit Obligations:
Discount rate	1.20%- 6.50%	1.50% - 7.00%
Estimated rate of compensation increase	2.00% - 10.00%	2.25% - 10.00%
Cash balance interest credit rate	0.75% - 1.75%	0.50% - 1.75%

Years Ended March 31,
	2025	2024	2023
Net Periodic Costs:
Discount rate	1.50% - 7.00%	1.50% - 7.25%	0.50% - 6.75%
Estimated rate of compensation increase	2.25% - 10.00%	2.25% - 10.00%	2.00% - 10.00%
Expected average rate of return on plan assets	1.00% - 5.25%	0.50% - 4.50%	1.00% - 2.50%
Cash balance interest credit rate	0.50% - 1.75%	0.50% - 1.75%	0.00% - 1.75%
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
Logitech International S.A. | Fiscal 2025 Form 10-K | 85

The following table reflects the benefit payments that the Company expects the plans to pay in the periods noted (in thousands):

Years Ending March 31,
2026	$14,523
2027	16,691
2028	14,645
2029	14,802
2030	14,616
Next five fiscal years	77,365
Total expected benefit payments by the plan	$152,642
The Company expects to contribute $8.0 million to its defined benefit pension plans during fiscal year 2026.
Defined Contribution Plans
Certain of the Company's subsidiaries have defined contribution employee benefit plans covering all or a portion of their employees. Contributions to these plans are discretionary for certain plans and are based on specified or statutory requirements for others. The charges to expense for these plans for fiscal years 2025, 2024 and 2023, were $13.7 million, $14.4 million and $14.4 million, respectively.
Deferred Compensation Plan
One of the Company's subsidiaries offers a deferred compensation plan that permits eligible employees to make 100% vested salary and incentive compensation deferrals within established limits. The Company does not make contributions to the plan.
The deferred compensation plan's assets consist of marketable securities and are included in other assets on the consolidated balance sheets. The marketable securities were recorded at a fair value of $29.0 million and $29.2 million as of March 31, 2025 and 2024, respectively, based on quoted market prices (see Note 9). The Company also had deferred compensation liability of $29.0 million and $29.2 million, which are included in other non-current liabilities on the consolidated balance sheets as of March 31, 2025 and 2024, respectively. Earnings, gains and losses on deferred compensation investments are included in other income (expense), net (see Note 6) and corresponding changes in deferred compensation liability are included in operating expenses and cost of goods sold in the consolidated statements of operations.
Note 6—Other Income (Expense), Net
Other income (expense), net, comprises the following (in thousands):

	Years Ended March 31,
	2025	2024	2023
Investment gain (loss) related to the deferred compensation plan	$2,131	$4,320	$(1,961)
Currency exchange loss, net	(6,401)	(8,770)	(7,337)
Loss on investments, net (1)	(2,029)	(14,674)	(14,073)
Non-service cost net pension income and other (2)	3,319	2,748	10,093
Other income (expense), net	$(2,980)	$(16,376)	$(13,278)
(1) Includes unrealized gain (loss) from the change in fair value of investments, income (loss) on equity-method investments, and impairment of investments during the periods presented, as applicable (see Note 9).
(2) Includes the components of net periodic benefit cost of defined benefit plans other than the service cost component (see Note 5).

Logitech International S.A. | Fiscal 2025 Form 10-K | 86

Note 7—Income Taxes
The Company is incorporated in Switzerland but operates in various countries with differing tax laws and rates. Further, a portion of the Company's income before taxes and the provision for income taxes is generated outside of Switzerland.
Income from continuing operations before income taxes for fiscal years 2025, 2024 and 2023 is summarized as follows (in thousands):

	Years Ended March 31,
	2025	2024	2023
Swiss	$492,941	$502,291	$282,970
Non-Swiss	213,931	119,305	180,552
Income before taxes	$706,872	$621,596	$463,522
The provision for income taxes is summarized as follows (in thousands):

	Years Ended March 31,
	2025	2024	2023
Current:
Swiss	$(14,673)	$26,833	$19,405
Non-Swiss	33,473	25,044	48,829
Deferred:
Swiss	45,283	(47,517)	26,629
Non-Swiss	11,260	5,093	4,085
Provision for income taxes	$75,343	$9,453	$98,947
The difference between the provision for income taxes and the expected tax provision at the Swiss statutory income tax rate of 8.5% is reconciled below (in thousands):

	Years Ended March 31,
	2025	2024	2023
Expected tax provision at statutory income tax rates	$60,084	$52,836	$39,399
Income taxes at different rates	68,212	47,595	38,467
Research and development tax credits	(6,797)	(9,738)	(152)
Swiss Tax Benefits	—	(50,051)	—
Executive compensation	980	407	749
Stock-based compensation	(2,162)	4,019	5,736
Deferred tax effects from TRAF	—	(33,926)	—
Valuation allowance	1,000	4,780	908
Impairment	—	—	1,881
Restructuring credits	(817)	—	(1,764)
Unrecognized tax benefits/ Audit resolution and statute lapse	(43,333)	11,535	13,284
FDII deduction	(1,424)	(18,675)	—
Other, net	(400)	671	439
Provision for income taxes	$75,343	$9,453	$98,947

Logitech International S.A. | Fiscal 2025 Form 10-K | 87

The effective income tax rate in 2025 includes the tax effect of audit resolutions and the expiration of statutes of limitation of uncertain tax positions totaling $53.3 million, offset by the increase to unrecognized tax benefits in 2025 of $10.0 million. The effective tax rate in 2024 includes the discrete tax benefits recognized in fiscal year 2024 for the benefit of future Swiss tax deductions, the remeasurement of the tax basis of goodwill under TRAF (as defined below), FDII (as defined below) incentive provided by the Tax Cuts and Jobs Act and remeasurement of our Swiss deferred tax assets due to a change in tax rate.
On March 28, 2024, the Swiss canton of Vaud confirmed a future tax benefit to be recognized for ten years. This resulted in the Company recording an income tax benefit of $50.1 million during the fiscal year ended March 31, 2024, which will be utilized over a ten-year period.
The canton of Vaud completed the legislative process to enact the Swiss Federal Act on Tax Reform and AHV Financing (“TRAF”), a reform to better align the Swiss tax system to international tax standards on March 20, 2020 that took effect as of January 1, 2020. In March 2020, the Company increased the tax basis of goodwill, as a transition measure under TRAF, to be amortized over ten years beginning on January 1, 2020. During the fiscal year ended March 31, 2024, the Company remeasured the tax basis of goodwill under TRAF, which resulted in an income tax benefit of $25.1 million, net of assessment for uncertain tax positions. The remeasurement of the step-up will be amortized over the remaining ten-year amortization period.
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
The Base Erosion and Profit Shifting Project (the “BEPS Project”) undertaken by the Organization for Economic Co-operation and Development (the “OECD”) recommended changes to numerous long-standing tax principles, including a proposal to reallocate profits among tax jurisdictions in which companies do business (“Pillar One”) and establishing a minimum tax on global income (“Pillar Two”).
For the year ended March 31, 2025, the Company assessed its exposure to the OECD Pillar Two global minimum tax rules. The Company has determined that, for the fiscal year 2025, certain jurisdictions in which it operates should qualify for the transitional Country-by-Country Reporting ("CbCR") safe harbor, as outlined in the OECD Administrative Guidance and enacted domestic legislation.
The Company's CbCR has been prepared in accordance with the requirements for a Qualified CbCR, using qualified financial statements, and has been reviewed to ensure accuracy and completeness. Based on this data, the Company met safe harbor qualifications and therefore is not required to perform a detailed Pillar Two top-up tax calculation for the current reporting period. No Pillar Two top-up tax expense has been recognized in the year ended March 31, 2025. The OECD and participating countries continue to issue underlying rules and administrative guidance related to Pillar Two, and the Company continues to monitor the relevant developments.
Logitech International S.A. | Fiscal 2025 Form 10-K | 88

Deferred income tax assets and liabilities consist of the following (in thousands):

	March 31,
	2025	2024
Deferred tax assets:
Tax attributes carryforward	$43,536	$43,846
Future tax deduction from Swiss Tax Benefits	48,267	49,755
Accruals	72,114	77,302
Tax step-up of goodwill from TRAF	86,519	105,942
Share-based compensation	15,411	13,718
Gross deferred tax assets	265,847	290,563
Valuation allowance	(36,537)	(35,536)
Deferred tax assets after valuation allowance	229,310	255,027
Deferred tax liabilities:
Acquired intangible assets and other	(27,788)	(30,901)
Deferred tax liabilities	(27,788)	(30,901)
Deferred tax assets, net	$201,522	$224,126
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
The Company had a valuation allowance against deferred tax assets of $36.5 million at March 31, 2025, compared to $35.5 million at March 31, 2024. The Company had a valuation allowance of $36.4 million as of March 31, 2025 against deferred tax assets in the state of California, an increase from $35.3 million as of March 31, 2024 from activities during the year. The Company determined that it is more likely than not that the Company would not generate sufficient taxable income in the future to utilize such deferred tax assets.
As of March 31, 2025, the Company had net operating loss carryforwards in Switzerland for income tax purposes of $36.7 million which will begin to expire in fiscal year 2028. The Company had net operating loss and tax credit carryforwards in the United States for income tax purposes of $2.3 million and $76.0 million, respectively, as of March 31, 2025. The net operating loss carryforwards in the United States relate to acquisitions and, as a result, are limited in the amount that can be utilized in any one year and have no expiration. The tax credit carryforwards will begin to expire in fiscal year 2026.
Swiss income taxes and non-Swiss withholding taxes associated with the repatriation of earnings or for other temporary differences related to investments in non-Swiss subsidiaries have not been provided for, as the Company intends to reinvest the earnings of such subsidiaries indefinitely. If these earnings were distributed to Switzerland in the form of dividends or otherwise, or if the shares of the relevant non-Swiss subsidiaries were sold or otherwise transferred, the Company may be subject to additional Swiss income taxes and non-Swiss withholding taxes. As of March 31, 2025, the cumulative amount of unremitted earnings of non-Swiss subsidiaries for which no income taxes have been provided is approximately $546.9 million. The amount of unrecognized deferred income tax liability related to these earnings is estimated to be approximately $18.4 million.
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
As of March 31, 2025 and 2024, the total amount of unrecognized tax benefits due to uncertain tax positions was $152.0 million and $192.7 million, respectively, all of which would affect the effective income tax rate if recognized.
Logitech International S.A. | Fiscal 2025 Form 10-K | 89

As of March 31, 2025 and 2024, the Company had $88.5 million and $112.6 million, respectively, in non-current income taxes payable, including interest and penalties, related to the Company's income tax liability for uncertain tax positions.
The aggregate changes in gross unrecognized tax benefits in fiscal years 2025, 2024 and 2023 were as follows (in thousands):

March 31, 2022	$179,372
Lapse of statute of limitations	(3,586)
Increases in balances related to tax positions taken during the year	15,214
March 31, 2023	$191,000
Lapse of statute of limitations	(3,863)
Settlements with taxing authorities	41
Increases in balances related to tax positions taken during prior years	705
Increases in balances related to tax positions taken during the year	$22,332
March 31, 2024	$210,215
Lapse of statute of limitations	(25,075)
Settlements with taxing authorities	(32,314)
Increases (decreases) in balances related to tax positions taken during prior years	(3,055)
Increases in balances related to tax positions taken during the year	2,213
March 31, 2025	$151,984
The Company recognizes interest and penalties related to unrecognized tax positions as income tax expense. The Company recognized $(0.6) million and $1.7 million, in interest and penalties related to unrecognized tax positions in income tax expense during fiscal years 2025 and 2024, respectively. In 2025, the interest accrual was reduced in excess of the current year accrual build as a result of audit settlements and statute lapses. As of March 31, 2025 and 2024, the Company had $7.2 million, and $7.8 million, respectively, of accrued interest and penalties related to uncertain tax positions.
The Company files Swiss and foreign tax returns. The Company received final tax assessments in Switzerland through fiscal year 2023. As a result of these audit settlements the Company released $31.8 million of previously recorded unrecognized tax benefits which was fully recognized as a reduction of income tax expense in the year ended March 31, 2025. In the United States, the federal and state tax agencies have the authority to examine periods prior to fiscal year 2021, to the extent allowed by law, but only to the extent tax attributes were generated, carried forward, and are being utilized in subsequent years. The statute of limitations in the United States otherwise lapsed for fiscal year 2021 in fiscal year 2025. The Company is under examination in several foreign tax jurisdictions. If the examinations are resolved unfavorably, there is a possibility they may have a negative impact on its results of operations.
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
Logitech International S.A. | Fiscal 2025 Form 10-K | 90

Note 8—Balance Sheet Components
The following table presents the components of certain balance sheet asset amounts as of March 31, 2025 and 2024 (in thousands):

	March 31,
	2025	2024
Accounts receivable, net:
Accounts receivable	$708,693	$744,836
Allowance for cooperative marketing arrangements	(44,457)	(41,634)
Allowance for customer incentive programs	(66,564)	(60,027)
Allowance for pricing programs	(105,876)	(91,280)
Other allowances	(37,250)	(10,180)
	$454,546	$541,715
Inventories:
Raw materials	$48,699	$65,209
Finished goods	455,048	357,304
	$503,747	$422,513
Other current assets:
VAT receivables	$46,332	$41,172
Prepaid expenses and other assets	84,879	105,098
	$131,211	$146,270
Property, plant and equipment, net:
Plant, buildings and improvements	$88,041	$84,189
Equipment and tooling	324,007	296,857
Computer equipment	26,881	26,785
Software	95,829	86,161
	534,758	493,992
Less: accumulated depreciation and amortization	(429,889)	(387,293)
	104,869	106,699
Construction-in-process	6,337	7,180
Land	2,652	2,710
	$113,858	$116,589
Other assets:
Deferred tax assets	$202,180	$224,831
Right-of-use assets	75,239	61,163
Investments for deferred compensation plan	29,006	29,174
Investments in privately held companies	27,980	28,662
Other assets	9,672	6,364
	$344,077	$350,194

Logitech International S.A. | Fiscal 2025 Form 10-K | 91

The following table presents the components of certain balance sheet liability amounts as of March 31, 2025 and 2024 (in thousands):

	March 31,
	2025	2024
Accrued and other current liabilities:
Accrued personnel expenses	$180,763	$145,473
Accrued customer marketing, pricing and incentive programs	173,401	170,371
Warranty liabilities	34,428	30,270
Income taxes payable	26,841	24,196
VAT payable	29,648	28,253
Accrued sales return liability	27,913	30,098
Deferred revenue (1)	25,798	19,262
Accrued loss for inventory purchase commitments	19,614	29,349
Operating lease liabilities	15,780	15,107
Other current liabilities	152,317	144,883
	$686,503	$637,262
Other non-current liabilities:
Operating lease liabilities	$76,622	$61,920
Employee benefit plan obligations	57,338	42,707
Deferred revenue (1)	38,216	21,097
Obligation for deferred compensation plan	29,006	29,174
Warranty liabilities	14,756	14,384
Deferred tax liabilities	658	705
Other non-current liabilities	4,916	2,603
	$221,512	$172,590
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
Logitech International S.A. | Fiscal 2025 Form 10-K | 92

The following table presents the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis, excluding assets related to the Company's defined benefit pension plans, classified by the level within the fair value hierarchy (in thousands):

	March 31, 2025			March 31, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$852,467	$—	$—	$1,042,604	$—	$—
Investments for deferred compensation plan included in other assets:
Cash	$90	$—	$—	$312	$—	$—
Common stock	540	—	—	573	—	—
Money market funds	7,359	—	—	8,129	—	—
Mutual funds	21,017	—	—	20,160	—	—
Total investments for deferred compensation plan	$29,006	$—	$—	$29,174	$—	$—

Currency derivative assets included in other current assets	$—	$90	$—	$—	$913	$—

Liabilities:
Contingent consideration included in accrued and other current liabilities	$—	$—	$—	$—	$—	$1,215
Currency derivative liabilities included in accrued and other current liabilities	$—	$2,849	$—	$—	$573	$—
Investments for Deferred Compensation Plan
The marketable securities for the Company's deferred compensation plan were recorded at a fair value of $29.0 million and $29.2 million as of March 31, 2025 and 2024, respectively, based on quoted market prices. Quoted market prices are observable inputs that are classified as Level 1 within the fair value hierarchy. Unrealized gains (losses) related to marketable securities for fiscal years 2025, 2024 and 2023 were not material and were included in other income (expense), net (see Note 6) and corresponding changes in the deferred compensation liability were included in operating expenses and cost of goods sold, in the Company's consolidated statements of operations.
Equity Method Investments
The Company has certain non-marketable investments included in other assets that are accounted for as equity method investments, with a carrying value of $18.4 million and $18.0 million as of March 31, 2025 and 2024, respectively. Income (loss) related to equity method investments for fiscal years 2025, 2024 and 2023 was not material and is included in other income (expense), net in the Company's consolidated statements of operations (see Note 6).
During fiscal year 2023, the Company recorded an impairment charge, before tax, of $21.4 million for one of its equity method investments as it was determined that the carrying value of the investment was not recoverable. The impairment charge is included in other income (expense), net in the Company's consolidated statement of operations for fiscal year 2023. There was no impairment of equity method investments during fiscal years 2025 and 2024.
Assets Measured at Fair Value on a Nonrecurring Basis
Financial Assets. The Company has certain equity investments without readily determinable fair values due to the absence of quoted market prices, the inherent lack of liquidity, and the fact that inputs used to measure fair value are unobservable and require management's judgment. When certain events or circumstances indicate that impairment may exist, the Company revalues the investments using various assumptions, including the financial metrics and ratios of comparable public companies. The carrying value is also adjusted for observable price changes with the same or similar security from the same issuer. The amount of these equity investments without readily determinable fair value included in other assets was $8.8 million and $10.1 million as of March 31, 2025 and
Logitech International S.A. | Fiscal 2025 Form 10-K | 93

2024, respectively. During fiscal year 2023, the Company recorded an unrealized gain, before tax, of $6.9 million for its investment in a private company as a result of observable price changes for similar securities issued by this company (level 2 fair value measurement). The impairment charges related to these investments were not material during fiscal years 2025 and 2024.
During fiscal year 2024, the Company recorded an impairment loss, before tax, of $9.6 million as a result of the write-off of a note receivable which was deemed no longer recoverable. This note receivable was previously obtained in conjunction with an exchange transaction related to the Company's investment in a privately held company. The impairment loss is included in other income (expense), net, in the Company's consolidated statement of operations for the fiscal year 2024.
Non-Financial Assets. Goodwill, intangible assets, and property, plant and equipment, are not required to be measured at fair value on a recurring basis. However, if the Company is required to evaluate these non-financial assets for impairment, whether due to certain triggering events or because of the required annual impairment test, and a resulting impairment is recorded to reduce the carrying value to the fair value, the non-financial assets are measured at fair value during such period. See Note 2 for additional information about how the Company tests various asset classes for impairment. During fiscal year 2024, the Company recorded impairment charges of $3.5 million related to intangible assets. There was no impairment of non-financial assets during fiscal years 2025 and 2023.
Note 10—Derivative Financial Instruments
 Under certain agreements with the respective counterparties to the Company's derivative contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, the Company presents its derivative assets and derivative liabilities on a gross basis in other current assets and accrued and other current liabilities, respectively, on the consolidated balance sheets as of March 31, 2025 and 2024. See Note 9 for the fair values of the Company’s derivative instruments as of March 31, 2025 and 2024.
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
The notional amounts of foreign currency exchange forward contracts outstanding related to forecasted inventory purchases were $74.6 million and $90.5 million as of March 31, 2025 and 2024, respectively. The Company had $3.0 million of net loss related to its cash flow hedges included in accumulated other comprehensive loss as of March 31, 2025, which will be reclassified into earnings within the next twelve months.
The following table presents the amounts of gain (loss) on the Company's derivative instruments designated as hedging instruments for fiscal years 2025, 2024 and 2023 and their locations on its consolidated statements of operations and consolidated statements of comprehensive income (in thousands):

	Amount of Gain (Loss) Deferred as a Component of Accumulated Other Comprehensive Loss			Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Loss to Costs of Goods Sold
	2025	2024	2023	2025	2024	2023
Cash flow hedges	$(703)	$1,109	$2,625	$(3,461)	$3,964	$(8,391)
Logitech International S.A. | Fiscal 2025 Form 10-K | 94

The Company presents the earnings impact from forward points in the same line item that is used to present the earnings impact of the hedged item, i.e. cost of goods sold, for hedging forecasted inventory purchases and such amount is not material for all periods presented.
Other Derivatives
The Company also enters into foreign currency exchange forward and swap contracts to reduce the short-term effects of currency exchange rate fluctuations on certain receivables or payables denominated in currencies other than the functional currencies of its subsidiaries. These contracts generally mature within approximately one month. The primary risk managed by using forward and swap contracts is the currency exchange rate risk. The gains or losses on these contracts are not material and included in other income (expense), net in the consolidated statements of operations based on the changes in fair value. The notional amounts of these contracts outstanding as of March 31, 2025 and 2024 were $131.8 million and $79.4 million, respectively.
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
The following table summarizes the activities in the Company's goodwill balance (in thousands):

	Years Ended March 31,
	2025	2024
Beginning of the period	$461,978	$454,610
Acquisitions	—	8,156
Effects of foreign currency translation	1,252	(788)
End of the period	$463,230	$461,978
The Company's acquired intangible assets were as follows (in thousands):

	March 31,
	2025			2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	$32,390	$(28,675)	$3,715	$32,390	$(25,739)	$6,651
Developed technology	107,421	(96,464)	10,957	107,421	(86,855)	20,566
Customer contracts/relationships	69,087	(58,646)	10,441	69,087	(51,061)	18,026
Effects of foreign currency translation	(620)	137	(483)	(1,019)	379	(640)
Total	$208,278	$(183,648)	$24,630	$207,879	$(163,276)	$44,603
For fiscal years 2025, 2024 and 2023, amortization expense for intangible assets was $20.1 million, $21.7 million and $24.4 million, respectively. The Company expects that annual amortization expense for fiscal years 2026, 2027, 2028, 2029 and 2030 will be $12.8 million, $5.6 million, $4.1 million, $1.8 million and $0.3 million, respectively.
Logitech International S.A. | Fiscal 2025 Form 10-K | 95

Note 12—Financing Arrangements
On January 27, 2025, the Company entered into an unsecured revolving credit facility with a syndicate of banks (the "Credit Agreement"). The Credit Agreement provides a revolving line of credit of up to $750.0 million to the Company including the issuance of letters of credit of up to $100.0 million. The Credit Agreement terminates on January 27, 2030 unless extended in accordance with its terms. The Credit Agreement contains (1) an increase option allowing the Company to secure up to $250.0 million of additional commitments and (2) an extension option to extend the term by one-year which may be exercised no more than two times, subject to certain requirements. Loans under the Credit Agreement are available in U.S. Dollars, Euro, Sterling, Yen, Swiss Francs, Canadian Dollars, Australian Dollars and any other currency agreed to by each lender. Proceeds of loans made under the Credit Agreement may be used for general corporate purposes.
The Credit Agreement contains a maximum net debt to adjusted EBITDA ratio, compliance with which is a condition to the Company's ability to borrow. Borrowings under the Credit Agreement will bear interest at a rate determined by reference to benchmark rates plus an applicable spread (ranging from 0 to 1.5%) based on the Company's net leverage ratio or credit rating at the time of the borrowing. Undrawn balances available under the Credit Agreement are subject to commitment fees at the applicable rate determined by reference to the Company's net leverage ratio or credit rating. There has been no borrowing outstanding under the Credit Agreement as of March 31, 2025.
In addition, the Company had several uncommitted, unsecured bank lines of credit and letters of credit aggregating to $172.2 million and $172.5 million as of March 31, 2025 and 2024, respectively. There are no financial covenants under the lines of credit with which the Company must comply. There was no borrowing outstanding under the lines of credit as of March 31, 2025 and 2024. As of March 31, 2025 and 2024, the Company had outstanding bank guarantees of $12.1 million and $14.3 million, respectively.
Note 13—Commitments and Contingencies
Product Warranties
Changes in the Company's warranty liabilities for fiscal years 2025 and 2024 were as follows (in thousands):

	Years Ended March 31,
	2025	2024
Beginning of the period	$44,654	$40,886
Provision	44,876	45,413
Settlements	(40,316)	(41,413)
Effects of foreign currency translation	(30)	(232)
End of the period	$49,184	$44,654
Indemnifications
The Company indemnifies certain of its suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses, including reasonable attorneys' fees. As of March 31, 2025, no material amounts have been accrued for these indemnification provisions. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under its indemnification arrangements.
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
Logitech International S.A. | Fiscal 2025 Form 10-K | 96

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
Note 14—Shareholders' Equity
Share Capital
As of March 31, 2025, the Company's nominal share capital is CHF 42.2 million, consisting of 168,994,142 issued shares with a par value of CHF 0.25 each, of which 20,485,124 were held in treasury shares.
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
In September 2024, the Company's Board of Directors approved the cancellation of 4.1 million treasury shares, which were repurchased in fiscal year 2024 for an aggregate cost of $332.1 million under the 2023 share repurchase program. The cancellation became effective in the third quarter of fiscal year 2025, and as a result both the number of registered shares issued and the number of treasury shares outstanding decreased by 4.1 million shares. Upon cancellation of these shares, the Company deducted the par value from registered shares and reflected the excess of share repurchase cost over par value as a reduction to retained earnings.
Dividends
Pursuant to Swiss corporate law, the payment of dividends is limited to certain amounts of unappropriated retained earnings (approximately CHF 812.0 million, or USD equivalent of $921.8 million as of March 31, 2025) and is subject to shareholder approval.
In May 2025, the Board of Directors recommended that the Company pay cash dividends for fiscal year 2025 of CHF 1.26 per share (USD equivalent of approximately $1.43 per share, which would result in a gross aggregate dividend of approximately $212.4 million, based on the exchange rate and shares outstanding, net of treasury shares, on March 31, 2025).
In September 2024, the Company paid gross cash dividends of CHF 1.16 (USD equivalent of $1.37) per common share, totaling $207.9 million on the Company's outstanding common shares. In September 2023, the Company paid cash dividends of CHF 1.06 (USD equivalent of $1.16) per common share, totaling $182.3 million on the Company’s outstanding common shares. In September 2022, the Company paid cash dividends of CHF 0.96 (USD equivalent of $0.98) per common share, totaling $158.7 million on the Company's outstanding common shares.
Any future dividends will be subject to the approval of the Company's shareholders.
Logitech International S.A. | Fiscal 2025 Form 10-K | 97

Legal Reserves
Under Swiss corporate law, a minimum of 5% of the Company's annual net income must be retained in a legal reserve until this legal reserve equals 20% of the Company's issued and outstanding aggregate par value per share capital. These legal reserves represent an appropriation of retained earnings that are not available for distribution and totaled $10.9 million at March 31, 2025 (based on the exchange rate at March 31, 2025).
Share Repurchases
2020 Share Repurchase Program
In May 2020, the Company's Board of Directors approved the 2020 share repurchase program, which authorized the Company to use up to $250.0 million to purchase Logitech shares to support equity incentive plans or potential acquisitions. Shares may be repurchased from time to time on the open market, through block trades or otherwise. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors. In 2021 and 2022, the Company's Board of Directors approved increases to the 2020 share repurchase program, to an aggregate amount of up to $1.5 billion. The 2020 share repurchase program expired on July 27, 2023.
2023 Share Repurchase Program
In June 2023, the Company's Board of Directors approved a new, three-year share repurchase program, which allows the Company to use up to $1.0 billion to repurchase its shares. The 2023 share repurchase program enables the Company to repurchase shares for cancellation, as well as to support equity incentive plans or potential acquisitions. The Swiss Takeover Board approved the 2023 share repurchase program in July 2023 and the program became effective on July 28, 2023. As of March 31, 2025, $48.3 million was available for repurchase under the 2023 share repurchase program.
In March 2025, the Company's Board of Directors approved an increase of $600.0 million to the 2023 share repurchase program, to an aggregate amount of $1.6 billion. The Swiss Takeover Board approved this increase in April 2025 and it became effective on April 2, 2025.
The following table summarizes the Company's share repurchase activities for fiscal years 2025, 2024 and 2023 (in thousands):

	Years Ended March 31,
	2025	2024	2023
2023 Share Repurchase Program:
Number of shares repurchased (1)	6,679	4,459	—
Aggregate cost of shares repurchased (1) (2)	$588,028	$364,639	$—

2020 Share Repurchase Program:
Number of shares repurchased (3)	—	2,641	7,562
Aggregate cost of shares repurchased	$—	$159,112	$418,346
(1) In fiscal year 2025, all shares were repurchased for cancellation. In fiscal year 2024, 4.1 million shares in an aggregate cost of $332.1 million were repurchased for cancellation and the remaining shares were repurchased to support equity incentive plans.
(2) Includes an aggregate cost of $18.7 million and $19.5 million, respectively, that was not yet paid as of March 31, 2025 and 2024.
(3) Shares were repurchased to support equity incentive plans.
Swiss law limits a company’s ability to hold or repurchase its own shares. The aggregate par value of all shares held in treasury by the Company and its subsidiaries may not exceed 10% of the share capital of the Company, which for the Company corresponds to approximately 16.9 million registered shares as of March 31, 2025. This limitation does not apply to shares repurchased for cancellation, due to the Board of Directors’ authority under the Company’s capital band set forth in the Company’s Articles of Incorporation. As of March 31, 2025, the Company had a total of 20.5 million shares held in treasury stock, which includes 6.7 million shares that have been
Logitech International S.A. | Fiscal 2025 Form 10-K | 98

repurchased for cancellation and 13.8 million shares that have been purchased to support equity incentive plans or potential acquisitions.
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
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss were as follows (in thousands):

	Currency Translation Adjustment	Defined Benefit Plans	Deferred Hedging Gains (Losses)	Total
March 31, 2024	$(103,947)	$(8,395)	$1,140	$(111,202)
Other comprehensive income (loss)	(14,705)	(16,881)	(4,164)	(35,750)
March 31, 2025	$(118,652)	$(25,276)	$(3,024)	$(146,952)
Note 15—Segment Information
The Company manages its business activities on a consolidated basis and operates as a single operating segment: Peripherals. The operating segment encompasses the design, manufacturing and sales of peripherals for gaming, PCs, tablets, video conferencing, and other digital platforms. The Company's Chief Operating Decision Maker (the “CODM”) is the Chief Executive Officer. The CODM periodically reviews information such as sales and net income to make business decisions and evaluate performance. The CODM uses net income to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits into the Peripherals segment or into other parts of the entity, such as for acquisitions, share repurchase or to pay dividends. The CODM also monitors budget versus actual net income results.
The following table presents segment revenue, gross profit, and net income for the periods presented:

	Years Ended March 31,
	2025	2024	2023
Net sales	$4,554,900	$4,298,467	$4,538,818
Less: Significant segment expenses
Cost of goods sold (1)	2,572,724	2,501,414	2,800,803
Marketing and selling (1)	774,036	694,530	774,475
Research and development (1)	288,828	269,407	265,504
General and administrative (1)	144,680	133,787	109,504
Less: other segment items
Share-based compensation expense	89,913	82,889	70,782
Amortization of intangible assets and acquisition-related costs	20,249	21,962	24,708
Interest income	(54,997)	(50,636)	(18,331)
Other (2)	12,595	23,518	47,851
Provision for income taxes	75,343	9,453	98,947
Net income	$631,529	$612,143	$364,575
(1) The difference between the amounts included in the table above and the amounts included in the consolidated statements of operations is related to share-based compensation expense (see Note 4).
(2) Includes restructuring charges, net, impairment of intangible assets, change in fair value of contingent consideration for business acquisition, and other income (expense), net, as applicable.
Logitech International S.A. | Fiscal 2025 Form 10-K | 99

Sales by product category for fiscal years 2025, 2024 and 2023 were as follows (in thousands):

	Years Ended March 31,
	2025	2024	2023
Gaming (1)	$1,338,467	$1,231,063	$1,288,313
Keyboards & Combos	882,643	821,441	836,432
Pointing Devices	788,784	742,987	728,357
Video Collaboration	626,000	609,361	677,923
Webcams	315,520	325,225	378,688
Tablet Accessories	299,540	254,060	254,374
Headsets	179,710	168,478	176,576
Other (2)	124,236	145,852	198,155
Total Sales	$4,554,900	$4,298,467	$4,538,818
(1) Gaming includes streaming services revenue generated by Streamlabs.
(2) Other primarily consists of mobile speakers and PC speakers.
Sales by geographic region (based on the customers' locations) for fiscal years 2025, 2024 and 2023 were as follows (in thousands):

	Years Ended March 31,
	2025	2024	2023
Americas	$1,973,374	$1,896,258	$1,930,908
EMEA	1,413,855	1,301,515	1,299,657
Asia Pacific	1,167,671	1,100,694	1,308,253
Total Sales	$4,554,900	$4,298,467	$4,538,818
Revenue from sales to customers in the United States represented 35%, 36% and 35% of sales in fiscal years 2025, 2024 and 2023, respectively. Revenue from sales to customers in Germany represented 12%, 14% and 14% of sales in fiscal years 2025, 2024 and 2023, respectively. Revenue from sales to customers in China represented 10%, 10% and 11% of sales in fiscal years 2025, 2024 and 2023, respectively. No other country represented more than 10% of sales during these periods presented herein. Revenue from sales to customers in Switzerland, the Company's country of domicile, represented 3%, 2%, and 3% of sales for fiscal year 2025, 2024 and 2023, respectively.
Property, plant and equipment, net (excluding software) and right-of-use assets by geographic region were as follows (in thousands):

	March 31,
	2025	2024
Americas	$61,521	$67,762
EMEA	47,874	30,819
Asia Pacific	60,710	58,901
Total	$170,105	$157,482
Property, plant and equipment, net (excluding software) and right-of-use assets in the United States, China, and Ireland were $60.0 million, $43.4 million and $14.5 million, respectively, as of March 31, 2025. Property, plant and equipment, net (excluding software) and right-of-use assets in the United States, China, and Ireland were $66.5 million, $41.2 million, and $16.2 million, respectively, as of March 31, 2024. Property, plant and equipment, net (excluding software) and right-of-use assets in Switzerland, the Company's country of domicile, were $24.1 million and $9.0 million as of March 31, 2025 and 2024, respectively. No other countries represented more than 10% of the Company's total consolidated property, plant and equipment, net (excluding software) and right-of-use assets as of March 31, 2025 or 2024.
Logitech International S.A. | Fiscal 2025 Form 10-K | 100

Note 16—Restructuring
During the second quarter of fiscal year 2023, the Company initiated a restructuring plan to realign its business group and engineering structure with its go-to-market strategy to more effectively compete within the enterprise market and to better serve end-users. During the fourth quarter of fiscal year 2023, the Company undertook further actions to remove organization layers as well as streamline its marketing organization to increase efficiency. These actions resulted in charges related to employee severance and other termination benefits as well as contract termination and other costs. These restructuring activities were substantially completed during fiscal year 2024.
During the fourth quarter of fiscal year 2025, the Company initiated a restructuring plan to reorganize certain functions to enable increased productivity and efficiency. This plan resulted in charges related to employee severance and other termination benefits. The Company expects to substantially complete this restructuring within the next twelve months.
The following table summarizes restructuring-related activities during fiscal years 2025, 2024 and 2023 (in thousands):

	Termination Benefits	Contract Termination and Other	Total
Accrued restructuring liability at March 31, 2022 (1)	$561	$896	$1,457
Charges, net	27,631	6,942	34,573
Cash payments	(14,015)	(2,481)	(16,496)
Accrued restructuring liability at March 31, 2023 (1)	$14,177	$5,357	$19,534
Charges, net	6,011	(2,145)	3,866
Cash payments	(18,375)	(1,757)	(20,132)
Accrued restructuring liability at March 31, 2024 (1)	$1,813	$1,455	$3,268
Charges, net	9,846	(231)	9,615
Cash payments	(2,562)	(241)	(2,803)
Accrued restructuring liability at March 31, 2025 (1)	$9,097	$983	$10,080
(1) The accrual balances are included in accrued and other current liabilities on the Company’s consolidated balance sheets.
Note 17 — Leases
The Company is a lessee in various non-cancelable operating leases, primarily real estate facilities for office space. As of March 31, 2025, the Company's lease arrangements are comprised of operating leases with various expiration dates through July 31, 2035. The lease term for all of the Company’s leases includes the non-cancelable period of the lease. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into the Company's determination of the duration of the lease arrangement. The Company's leases do not contain any material residual value guarantees.
The total operating lease costs including short-term lease costs were $19.3 million, $19.5 million and $21.2 million for the years ended March 31, 2025, 2024, and 2023, respectively. Total variable lease costs were not material during the years ended March 31, 2025, 2024 and 2023. The total operating and variable lease costs were included in cost of goods sold, marketing and selling, research and development, and general and administrative in the Company's consolidated statements of operations.
Supplemental cash flow information related to operating leases (in thousands):

	Years Ended March 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$16,847	$13,489	$16,565
ROU assets obtained in the exchange for operating lease liabilities	$26,767	$8,593	$43,093
Logitech International S.A. | Fiscal 2025 Form 10-K | 101

Future lease payments included in the measurement of operating lease liabilities as of March 31, 2025 for the following five fiscal years and thereafter are as follows (in thousands):

Years Ending March 31,
2026	$16,992
2027	15,775
2028	13,158
2029	12,591
2030	10,722
Thereafter	36,263
Total lease payments	$105,501
Less: imputed interest	(13,099)
Present value of lease liabilities	$92,402

Weighted-average lease terms and discount rates were as follows:

	Years Ended March 31,
	2025	2024
Weighted-average remaining lease terms (in years)	7.6	7.5
Weighted-average discount rate	3.6%	3.8%

Logitech International S.A. | Fiscal 2025 Form 10-K | 102

Schedule II
LOGITECH INTERNATIONAL S.A.
VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Years Ended March 31, 2025, 2024 and 2023 (in thousands)
The Company's Schedule II includes valuation and qualifying accounts related to allowances for doubtful accounts, sales returns, cooperative marketing arrangements, customer incentive programs, and pricing programs, for direct customers and tax valuation allowances. The Company also has sales incentive programs for indirect customers with whom it does not have a direct sales and receivable relationship. These programs are recorded as accrued liabilities and are not considered valuation or qualifying accounts.

	Balance at Beginning of Year	Charged (Credited) to Statement of Operations (1)	Claims and Adjustments Applied Against Allowances (1)	Balance at End of Year
Allowance for cooperative marketing arrangements:
2025	$41,634	$257,940	$(255,117)	$44,457
2024	$40,495	$232,837	$(231,698)	$41,634
2023	$56,372	$262,363	$(278,240)	$40,495
Allowance for customer incentive programs:
2025	$60,027	$337,039	$(330,502)	$66,564
2024	$71,645	$299,351	$(310,969)	$60,027
2023	$97,460	$329,666	$(355,481)	$71,645
Allowance for pricing programs:
2025	$91,280	$760,024	$(745,428)	$105,876
2024	$98,822	$707,954	$(715,496)	$91,280
2023	$120,797	$784,835	$(806,810)	$98,822
Other allowances:
2025	$10,180	$170,495	$(143,425)	$37,250
2024	$10,232	$141,909	$(141,961)	$10,180
2023	$14,533	$155,600	$(159,901)	$10,232
Tax valuation allowance:
2025	$35,536	$1,000	$—	$36,537
2024	$30,766	$4,770	$—	$35,536
2023	$29,858	$908	$—	$30,766

(1) The amounts for fiscal years 2024 and 2023 include immaterial impacts from the business acquisitions during the year.

Logitech International S.A. | Fiscal 2025 Form 10-K | 103