Form 10-Q
period 2025-06-30
LOGITECH INTERNATIONAL S.A.
filed 2025-07-30
CIK 1032975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 16, 2025, there were 147,296,376 shares of the Registrant’s share capital outstanding.

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

Our fiscal year ends on March 31. Interim quarters are generally thirteen-week periods, each ending on a Friday of each quarter. The first quarter of fiscal year 2026 ended on June 27, 2025. The same quarter in the prior fiscal year ended on June 28, 2024. For purposes of presentation, we have indicated our quarterly periods end on the last day of the calendar quarter.

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

PART I — FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,
	2025	2024
Net sales	$1,147,703	$1,088,217
Cost of goods sold	666,592	619,517
Amortization of intangible assets	2,149	2,442
Gross profit	478,962	466,258

Operating expenses:
Marketing and selling	195,796	196,905
Research and development	74,587	75,307
General and administrative	41,797	37,458
Amortization of intangible assets and acquisition-related costs	2,646	2,703
Restructuring charges, net	2,042	386
Total operating expenses	316,868	312,759

Operating income	162,094	153,499
Interest income	11,229	15,790
Other income (expense), net	1,162	(1,898)
Income before income taxes	174,485	167,391
Provision for income taxes	28,470	25,558
Net income	$146,015	$141,833

Net income per share:
Basic	$0.99	$0.93
Diluted	$0.98	$0.92

Weighted average shares used to compute net income per share:
Basic	147,864	153,300
Diluted	149,053	154,978

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended June 30,
	2025	2024
Net income	$146,015	$141,833
Other comprehensive income (loss):
Currency translation gain (loss):
Currency translation gain (loss), net of taxes	27,293	(5,219)
Defined benefit plans:
Reclassification of amortization included in other income (expense), net	(157)	(200)
Hedging gain (loss):
Deferred hedging gain (loss), net of taxes	(12,349)	1,582
Reclassification of hedging loss (gain) included in cost of goods sold	2,002	(733)
Total other comprehensive income (loss)	16,789	(4,570)
Total comprehensive income	$162,804	$137,263

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	June 30, 2025	March 31, 2025
Assets
Current assets:
Cash and cash equivalents	$1,487,822	$1,503,205
Accounts receivable, net	636,523	454,546
Inventories	499,770	503,747
Other current assets	154,106	131,211
Total current assets	2,778,221	2,592,709
Non-current assets:
Property, plant and equipment, net	116,103	113,858
Goodwill	465,790	463,230
Other intangible assets, net	20,324	24,630
Other assets	362,525	344,077
Total assets	$3,742,963	$3,538,504
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$549,936	$414,586
Accrued and other current liabilities	672,788	686,503
Total current liabilities	1,222,724	1,101,089
Non-current liabilities:
Income taxes payable	97,074	88,483
Other non-current liabilities	235,913	221,512
Total liabilities	1,555,711	1,411,084
Commitments and contingencies (Note 10)
Shareholders’ equity:
Registered shares, CHF 0.25 par value Issued shares: 168,994 at June 30, 2025 and March 31, 2025	29,432	29,432
Additional paid-in capital	64,604	82,591
Shares in treasury, at cost Treasury shares: 21,443 and 20,485 at June 30, 2025 and March 31, 2025, respectively	(1,536,190)	(1,464,912)
Retained earnings	3,759,569	3,627,261
Accumulated other comprehensive loss	(130,163)	(146,952)
Total shareholders’ equity	2,187,252	2,127,420
Total liabilities and shareholders’ equity	$3,742,963	$3,538,504

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$146,015	$141,833
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,064	14,506
Amortization of intangible assets	4,795	5,079
Loss on investments	393	1,186
Share-based compensation expense	32,828	23,405
Deferred income taxes	12,113	11,662
Other	(25)	(24)
Changes in assets and liabilities:
Accounts receivable, net	(166,767)	(53,952)
Inventories	17,304	(39,095)
Other assets	(19,817)	4,907
Accounts payable	135,003	109,028
Accrued and other liabilities	(51,861)	(42,506)
Net cash provided by operating activities	125,045	176,029
Cash flows from investing activities:
Purchases of property, plant and equipment	(16,276)	(14,586)
Purchases of deferred compensation investments	(3,261)	(695)
Proceeds from sales of deferred compensation investments	1,738	738
Other investing activities	(301)	(816)
Net cash used in investing activities	(18,100)	(15,359)
Cash flows from financing activities:
Purchases of registered shares	(121,657)	(130,899)
Proceeds from exercises of stock options and purchase rights	3,262	4,618
Tax withholdings related to net share settlements of restricted stock units	(16,038)	(18,853)
Net cash used in financing activities	(134,433)	(145,134)
Effect of exchange rate changes on cash and cash equivalents	12,105	(1,998)
Net increase (decrease) in cash and cash equivalents	(15,383)	13,538
Cash and cash equivalents, beginning of the period	1,503,205	1,520,842
Cash and cash equivalents, end of the period	$1,487,822	$1,534,380

Supplementary Cash Flow Disclosures:
Non-cash investing and financing activities:
Property, plant and equipment purchased during the period and included in period end liability accounts	$8,565	$8,130
Right-of-use assets obtained in exchange for operating lease liabilities	$1,221	$4,292
Supplemental cash flow information:
Income taxes paid, net	$28,772	$10,374
The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except per share amounts)
(unaudited)

Three Months Ended June 30, 2025

			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
March 31, 2025	168,994	$29,432	$82,591	20,485	$(1,464,912)	$3,627,261	$(146,952)	$2,127,420
Total comprehensive income	—	—	—	—	—	146,015	16,789	162,804
Purchases of registered shares	—	—	—	1,531	(124,135)	—	—	(124,135)
Sales of shares upon exercise of stock options and purchase rights	—	—	(479)	(41)	3,741	—	—	3,262
Issuance of shares upon vesting of restricted stock units	—	—	(51,447)	(532)	49,116	(13,707)	—	(16,038)
Share-based compensation	—	—	33,939	—	—	—	—	33,939
June 30, 2025	168,994	$29,432	$64,604	21,443	$(1,536,190)	$3,759,569	$(130,163)	$2,187,252

Three Months Ended June 30, 2024

			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
March 31, 2024	173,106	$30,148	$63,524	19,243	$(1,351,336)	$3,602,519	$(111,202)	$2,233,653
Total comprehensive income	—	—	—	—	—	141,833	(4,570)	137,263
Purchases of registered shares	—	—	—	1,444	(132,132)	—	—	(132,132)
Sales of shares upon exercise of stock options and purchase rights	—	—	(1,539)	(57)	6,157	—	—	4,618
Issuance of shares upon vesting of restricted stock units	—	—	(29,335)	(540)	59,260	(48,778)	—	(18,853)
Share-based compensation	—	—	24,386	—	—	—	—	24,386
June 30, 2024	173,106	$30,148	$57,036	20,090	$(1,418,051)	$3,695,574	$(115,772)	$2,248,935

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
Basis of Presentation
The condensed consolidated financial statements include the accounts of Logitech and its subsidiaries. All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and therefore do not include all the information required by U.S. GAAP for complete financial statements. The condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2025, included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on May 23, 2025.
In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of only normal and recurring adjustments, necessary and in all material aspects, for a fair statement of the results of operations, comprehensive income, financial position, cash flows and changes in shareholders' equity for the periods presented. Operating results for the three months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2026, or any future periods.
Changes in Significant Accounting Policies
There have been no material changes in the Company’s significant accounting policies during the three months ended June 30, 2025 compared with the significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended March 31, 2025.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Significant estimates and assumptions made by management involve the fair value of goodwill and intangible assets acquired from business acquisitions, pension obligations, accruals for customer incentives, cooperative marketing, and pricing programs and related breakage when appropriate, inventory valuation, share-based compensation expense, uncertain tax positions, and valuation allowances for deferred tax assets. Although these estimates are based on management’s best knowledge of current events and actions that may impact the Company in the future, actual results could differ materially from those estimates.

Risks and Uncertainties
Impacts of Macroeconomic and Geopolitical Conditions on the Company's Business
In 2025, the United States introduced trade policy actions that have increased import tariffs across a wide range of countries at various rates, with certain exemptions. These tariff policies in the U.S. and responsive policies enacted in other countries are evolving. The incremental tariffs have had and may continue to have an adverse impact on the Company's result of operations. In addition, the Company's business has continued to be impacted by ongoing macroeconomic and geopolitical conditions. These conditions include inflation, interest rate and foreign currency fluctuations, uncertainty in consumer and enterprise demand, low economic growth in certain regions, changes in fiscal policies and geopolitical conflicts.
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

Note 2 — Net Income Per Share

The following table summarizes the computations of basic and diluted net income per share for the three months ended June 30, 2025 and 2024 (in thousands except per share amounts):

	Three Months Ended June 30,
	2025	2024
Net income	$146,015	$141,833

Shares used in net income per share computation:
Weighted average shares outstanding - basic	147,864	153,300
Effect of potentially dilutive equivalent shares	1,189	1,678
Weighted average shares outstanding - diluted	149,053	154,978

Net income per share:
Basic	$0.99	$0.93
Diluted	$0.98	$0.92

Share equivalents attributable to outstanding stock options, restricted stock units, and employee share purchase plans totaling 1.6 million and 1.1 million for the three months ended June 30, 2025 and 2024, respectively, were excluded from the calculation of diluted net income per share because their effect would have been antidilutive. A small number of performance-based restricted stock units were not included in the dilutive net income per share calculation because all necessary conditions had not been satisfied by the end of the respective period, and those shares were not issuable if the end of the reporting period were the end of the performance contingency period.

Note 3 — Employee Benefit Plans

Employee Share Purchase Plans and Stock Incentive Plans

As of June 30, 2025, the Company offers the 2006 Employee Share Purchase Plan (Non-U.S.), as amended and restated, the 1996 Employee Share Purchase Plan (U.S.), as amended and restated, and the 2006 Stock Incentive Plan, as amended and restated. Shares issued to employees as a result of purchases or exercises under these plans are generally issued from shares held in treasury stock.

The following table summarizes share-based compensation expense and total income tax benefit recognized for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,
	2025	2024
Cost of goods sold	$2,380	$2,598
Marketing and selling	13,930	11,851
Research and development	6,351	5,739
General and administrative	10,167	3,217
Total share-based compensation expense	32,828	23,405
Income tax benefit	(4,906)	(7,602)
Total share-based compensation expense, net of income tax benefit	$27,922	$15,803

The income tax benefit in the respective periods primarily consisted of tax benefits related to the share-based compensation expense for the period and direct tax benefit realized, including net excess tax benefits recognized from share-based awards vested or exercised during the period.

Share-based compensation costs capitalized as part of inventory were $2.8 million and $2.5 million for the three months ended June 30, 2025 and 2024, respectively.

Defined Benefit Plans

Certain subsidiaries of the Company sponsor defined benefit pension plans or non-retirement post-employment benefits covering substantially all of their employees. Benefits are provided based on employees’ years of service and earnings, or in accordance with applicable employee benefit regulations. The Company’s practice is to fund amounts sufficient to meet the requirements set forth in the applicable employee benefit and tax regulations. The costs of $1.7 million recorded for each of the three months ended June 30, 2025 and 2024 were primarily related to service costs.

Note 4 — Income Taxes

The Company is incorporated in Switzerland but operates in various countries with differing tax laws and rates. Further, a portion of the Company’s income before taxes and the provision for income taxes is generated outside of Switzerland.

The income tax provision for the three months ended June 30, 2025 was $28.5 million based on an effective income tax rate of 16.3% of pre-tax income. The income tax provision for the same period ended June 30, 2024 was $25.6 million based on an effective income tax rate of 15.3% of pre-tax income.

The change in the effective income tax rate for the three months ended June 30, 2025, compared with the three months ended June 30, 2024, was primarily due to the change in the mix of income and losses in the various tax jurisdictions in which the Company operates, less tax incentives for foreign derived intangible income and R&D as compared to prior period, and less benefit on stock based compensation as compared to prior period, offset with a change in uncertain tax positions.

On July 4, 2025, the One Big Beautiful Bill Act (the "OBBBA") was enacted into law in the United States and will be generally effective for the Company beginning in fiscal year 2027. The OBBBA includes numerous provisions that affect corporate taxation, impacting areas such as R&D expensing, bonus depreciation, and international tax provisions. The Company has reviewed the provisions of the OBBBA to determine the potential impact on the Company's financial statements. Based on this review, and considering the Company's current tax position and operations, at this time the Company does not expect the OBBBA to have a material impact on its income taxes, including current and deferred tax balances and the effective tax rate. However, the Company is still in the process of evaluating the full impact of the OBBBA and any material changes to the Company's assessment will be disclosed in future filings as required.

For the three months ended June 30, 2025, the Company assessed its exposure to the OECD Pillar Two global minimum tax rules. The Company has determined that, for the fiscal year 2026, most jurisdictions in which it operates should qualify for the transitional Country-by-Country Reporting ("CbCR") safe harbor, as outlined in the OECD Administrative Guidance and enacted domestic legislation. The Company's CbCR has been prepared in accordance with the requirements for a Qualified CbCR, using qualified financial statements. Based on this data, most jurisdictions continue to meet safe harbor qualifications at 16% tax rates, and therefore, the Company is only required to perform a detailed Pillar Two top-up tax calculation for limited jurisdictions. The estimated top up tax for fiscal year 2026 is not material and has been included in the calculation of the Company's annual effective tax rate. The OECD and participating countries continue to issue underlying rules and administrative guidance related to Pillar Two, and the Company continues to monitor the relevant developments.

Note 5 — Balance Sheet Components

The following table presents the components of certain balance sheet asset amounts (in thousands):

	June 30, 2025	March 31, 2025
Accounts receivable, net:
Accounts receivable	$920,172	$708,693
Allowance for cooperative marketing arrangements	(45,679)	(44,457)
Allowance for customer incentive programs	(77,367)	(66,564)
Allowance for pricing programs	(120,165)	(105,876)
Other allowances	(40,438)	(37,250)
	$636,523	$454,546
Inventories:
Raw materials	$47,123	$48,699
Finished goods	452,647	455,048
	$499,770	$503,747
Other current assets:
Value-added tax ("VAT") receivables	$41,556	$46,332
Prepaid expenses and other assets	112,550	84,879
	$154,106	$131,211
Property, plant and equipment, net:
Property, plant and equipment	$562,038	$543,747
Less: accumulated depreciation and amortization	(445,935)	(429,889)
	$116,103	$113,858
Other assets:
Deferred tax assets	$212,516	$202,180
Right-of-use assets	76,647	75,239
Investments for deferred compensation plan	33,657	29,006
Investments in privately held companies	27,888	27,980
Other assets	11,817	9,672
	$362,525	$344,077

The following table presents the components of certain balance sheet liability amounts (in thousands):

	June 30, 2025	March 31, 2025
Accrued and other current liabilities:
Accrued customer marketing, pricing and incentive programs	$203,412	$173,401
Accrued personnel expenses	134,992	180,763
Warranty liabilities	35,637	34,428
Deferred revenue (1)	29,768	25,798
VAT Payable	27,406	29,648
Accrued sales return liability	24,576	27,913
Accrued loss for inventory purchase commitments	23,466	19,614
Income taxes payable	19,261	26,841
Operating lease liabilities	16,746	15,780
Other current liabilities	157,524	152,317
	$672,788	$686,503
Other non-current liabilities:
Operating lease liabilities	$76,883	$76,622
Employee benefit plan obligations	61,887	57,338
Deferred revenue (1)	43,382	38,216
Obligation for deferred compensation plan	33,657	29,006
Warranty liabilities	14,569	14,756
Other non-current liabilities	5,535	5,574
	$235,913	$221,512
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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis, excluding assets related to the Company’s defined benefit pension plans, classified by the level within the fair value hierarchy (in thousands):

	June 30, 2025			March 31, 2025
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$822,300	$—	$—	$852,467	$—	$—
Investments for deferred compensation plan included in other assets:
Cash	$108	$—	$—	$90	$—	$—
Common stock	762	—	—	540	—	—
Money market funds	7,906	—	—	7,359	—	—
Mutual funds	24,881	—	—	21,017	—	—
Total investments for deferred compensation plan	$33,657	$—	$—	$29,006	$—	$—

Currency derivative assets included in other current assets	$—	$731	$—	$—	$90	$—

Liabilities:
Currency derivative liabilities included in accrued and other current liabilities	$—	$10,038	$—	$—	$2,849	$—

Investments for Deferred Compensation Plan

The marketable securities for the Company's deferred compensation plan were recorded at a fair value of $33.7 million and $29.0 million, as of June 30, 2025 and March 31, 2025, respectively, based on quoted market prices. Quoted market prices are observable inputs that are classified as Level 1 within the fair value hierarchy. Unrealized gains (losses) related to marketable securities for the three months ended June 30, 2025 and 2024 were not material and were included in other income (expense), net and corresponding changes in the deferred compensation liability were included in operating expenses and cost of goods sold, in the Company's condensed consolidated statements of operations.

Equity Method Investments

The Company has certain non-marketable investments included in other assets that are accounted for as equity method investments, with a carrying value of $18.3 million and $18.4 million as of June 30, 2025 and March 31, 2025, respectively. Income (loss) related to equity method investments for the three months ended June 30, 2025 and 2024 was not material and is included in other income (expense), net in the Company's condensed consolidated statements of operations. There was no impairment of equity method investments during the three months ended June 30, 2025 and 2024.

Assets Measured at Fair Value on a Nonrecurring Basis

Financial Assets

The Company has certain equity investments without readily determinable fair values due to the absence of quoted market prices, the inherent lack of liquidity, and the fact that inputs used to measure fair value are unobservable and require management's judgment. When certain events or circumstances indicate that impairment may exist, the Company revalues the investments using various assumptions, including the financial metrics and ratios of comparable public companies. The carrying value is also adjusted for observable price changes with the same or similar security from the same issuer. The amount of these equity investments without readily determinable fair value included in other assets was $8.8 million as of June 30, 2025 and March 31, 2025. There was no impairment of these equity investments during the three months ended June 30, 2025 and the impairment charges related to the equity investments were not material during the three months ended June 30, 2024.

Non-Financial Assets

Goodwill, intangible assets, and property, plant and equipment, are not required to be measured at fair value on a recurring basis. However, if the Company is required to evaluate these non-financial assets for impairment, whether due to certain triggering events or because of the required annual impairment test, and a resulting impairment is recorded to reduce the carrying value to the fair value, the non-financial assets are measured at fair value during such period. There was no impairment of non-financial assets during the three months ended June 30, 2025 and 2024.

Note 7 — Derivative Financial Instruments

Under certain agreements with the respective counterparties to the Company’s derivative contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, the Company presents its derivative assets and derivative liabilities on a gross basis in other current assets and accrued and other current liabilities, respectively, on the condensed consolidated balance sheets as of June 30, 2025 and March 31, 2025. See Note 6 for the fair values of the Company’s derivative instruments as of June 30, 2025 and March 31, 2025.

Cash Flow Hedges

The Company enters into cash flow hedge contracts to protect against exchange rate exposure of forecasted inventory purchases. Previously, the hedge contracts covered inventory purchases within four months. Beginning in the first quarter of fiscal year 2026, they cover inventory purchases up to twelve months, with reduced coverage beyond four months. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive income (loss) until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. Cash flows from such hedges are classified as operating activities in the condensed consolidated statements of cash flows. Hedging relationships are discontinued when the hedging contract is no longer eligible for hedge accounting, or is sold, terminated or exercised, or when the Company removes hedge designation for the contract. Gains and losses in the fair value of the effective portion of the discontinued hedges continue to be reported in accumulated other comprehensive income (loss) until the hedged inventory purchases are sold, unless it is probable that the forecasted inventory purchases will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter.

The notional amounts of foreign currency exchange forward contracts outstanding related to forecasted inventory purchases were $314.8 million and $74.6 million as of June 30, 2025 and March 31, 2025, respectively. The Company had $13.4 million of net loss related to its cash flow hedges included in accumulated other comprehensive loss as of June 30, 2025, which will be reclassified into earnings within the next twelve months.

The following table presents the amounts of gain (loss) on the Company’s derivative instruments designated as hedging instruments for the three months ended June 30, 2025 and 2024 and their locations on its condensed consolidated statements of operations and condensed consolidated statements of comprehensive income (in thousands):

	Three Months Ended June 30,
	Amount of Gain (Loss) Deferred as a Component of Accumulated Other Comprehensive Loss		Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Loss to Costs of Goods Sold
	2025	2024	2025	2024
Cash flow hedges	$(12,349)	$1,582	$2,002	$(733)

The Company presents the earnings impact from forward points in the same line item that is used to present the earnings impact of the hedged item, i.e., cost of goods sold, for hedging forecasted inventory purchases and such amount is not material for all periods presented.

Other Derivatives

The Company also enters into foreign currency exchange forward and swap contracts to reduce the short-term effects of currency exchange rate fluctuations on certain receivables or payables denominated in currencies other than the functional currencies of its subsidiaries. These contracts generally mature within approximately one month. The primary risk managed by using forward and swap contracts is the currency exchange rate risk. The gains or losses on these contracts are not material and included in other income (expense), net, in the condensed consolidated statements of operations based on the changes in fair value. The notional amounts of these contracts outstanding as of June 30, 2025 and March 31, 2025 were $156.9 million and $131.8 million, respectively.

The fair value of all foreign currency exchange forward and swap contracts is determined based on observable market transactions of spot currency rates and forward rates. Cash flows from these contracts are classified as operating activities in the condensed consolidated statements of cash flows.

Note 8 — Goodwill and Other Intangible Assets

The Company conducts its impairment analysis of goodwill annually at December 31 or more frequently if changes in facts and circumstances indicate that it is more likely than not that the fair value of the Company’s reporting unit may be less than its carrying amount. There have been no triggering events identified affecting the valuation of goodwill and intangible assets during the three months ended June 30, 2025 and 2024.

The following table summarizes the activities in the Company’s goodwill balance (in thousands):

As of March 31, 2025	$463,230
Effects of foreign currency translation	2,560
As of June 30, 2025	$465,790

The Company's acquired intangible assets were as follows (in thousands):

	June 30, 2025			March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	$32,390	$(29,409)	$2,981	$32,390	$(28,675)	$3,715
Developed technology	107,421	(98,596)	8,825	107,421	(96,464)	10,957
Customer contracts/relationships	69,087	(60,543)	8,544	69,087	(58,646)	10,441
Effects of foreign currency translation	619	(645)	(26)	(620)	137	(483)
Total	$209,517	$(189,193)	$20,324	$208,278	$(183,648)	$24,630

Note 9 — Financing Arrangements

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

The Credit Agreement contains a maximum net debt to adjusted EBITDA ratio, compliance with which is a condition to the Company's ability to borrow. Borrowings under the Credit Agreement will bear interest at a rate determined by reference to benchmark rates plus an applicable spread (ranging from 0% to 1.5%) based on the

Company's net leverage ratio or credit rating at the time of the borrowing. Undrawn balances available under the Credit Agreement are subject to commitment fees at the applicable rate determined by reference to the Company's net leverage ratio or credit rating. There has been no borrowing outstanding under the Credit Agreement as of June 30, 2025.

In addition, the Company had several uncommitted, unsecured bank lines of credit and letters of credit aggregating to $174.3 million and $172.2 million as of June 30, 2025 and March 31, 2025, respectively. There are no financial covenants under the lines of credit with which the Company must comply. There was no borrowing outstanding under the lines of credit as of June 30, 2025 or March 31, 2025. As of June 30, 2025 and March 31, 2025, the Company had outstanding bank guarantees of $22.1 million and $12.1 million, respectively.

Note 10 — Commitments and Contingencies

Product Warranties

Changes in the Company’s warranty liabilities for the three months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended June 30,
	2025	2024
Beginning of the period	$49,184	$44,654
Provision	8,622	10,186
Settlements	(8,249)	(10,038)
Effects of foreign currency translation	649	(300)
End of the period	$50,206	$44,502

Indemnifications

The Company indemnifies certain of its suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of June 30, 2025, no material amounts have been accrued for these indemnification provisions. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under its indemnification arrangements.

The Company also indemnifies its current and former directors and certain of its current and former officers. Certain costs incurred for providing such indemnification may be recoverable under various insurance policies. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements because these exposures are not limited, the obligations are conditional in nature, and the facts and circumstances involved in any situation that might arise are variable.

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

Note 11 — Shareholders’ Equity

Share Capital

As of June 30, 2025, the Company's nominal share capital is CHF 42.2 million, consisting of 168,994,142 issued shares with a par value of CHF 0.25 each, of which 21,442,654 were held in treasury shares.

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

Share Repurchases

In June 2023, the Company's Board of Directors approved a three-year share repurchase program, which allows the Company to use up to $1.0 billion to repurchase its shares. The 2023 share repurchase program enables the Company to repurchase shares for cancellation, as well as to support equity incentive plans or potential acquisitions. The Swiss Takeover Board approved the 2023 share repurchase program in July 2023 and the program became effective on July 28, 2023. In March 2025, the Company's Board of Directors approved an increase of $600.0 million to the 2023 share repurchase program, to an aggregate amount of $1.6 billion. The Swiss Takeover Board approved this increase in April 2025 and it became effective on April 2, 2025. As of June 30, 2025, $524.3 million was available for repurchase under the 2023 share repurchase program.

The following table summarizes the Company's share repurchase activities for the three months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended June 30,
	2025	2024
2023 Share Repurchase Program:
Number of shares repurchased (1)	1,531	1,444
Aggregate cost of shares repurchased (1) (2)	$124,135	$132,132
(1) All shares were repurchased for cancellation.
(2) Includes an aggregate cost of $21.2 million and $20.8 million, respectively, that was not yet paid as of June 30, 2025 and 2024.

Swiss law limits a company’s ability to hold or repurchase its own shares. The aggregate par value of all shares held in treasury by the Company and its subsidiaries may not exceed 10% of the share capital of the Company, which for the Company corresponds to approximately 16.9 million registered shares as of June 30, 2025. This limitation does not apply to shares repurchased for cancellation, due to the Board of Directors’ authority under the Company’s capital band set forth in the Company’s Articles of Incorporation. As of June 30, 2025, the Company had a total of 21.4 million shares held in treasury stock, which includes 8.2 million shares that have been repurchased for cancellation and 13.2 million shares that have been purchased to support equity incentive plans or potential acquisitions.

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

Share Cancellation

In June 2025, the Company's Board of Directors approved the cancellation of 8.2 million treasury shares, which were repurchased under the 2023 share repurchase program in fiscal year 2025 and the first quarter of fiscal year 2026, for an aggregate cost of $712.2 million. The cancellation is expected to take effect in the second quarter of fiscal year 2026. When the cancellation becomes effective, the number of registered shares issued and the number of treasury shares will both decrease by 8.2 million shares, and the Company will deduct the par value from registered shares and reflect the excess of share repurchase cost over par value as a reduction to retained earnings.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	Currency Translation Adjustment	Defined Benefit Plans	Deferred Hedging Losses	Total
March 31, 2025	$(118,652)	$(25,276)	$(3,024)	$(146,952)
Other comprehensive income (loss)	27,293	(157)	(10,347)	16,789
June 30, 2025	$(91,359)	$(25,433)	$(13,371)	$(130,163)

Note 12 — Segment Information

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

The following table presents segment revenue, significant segment expenses, and net income (in thousands):

	Three Months Ended June 30,
	2025	2024
Net sales	$1,147,703	$1,088,217
Less: Significant segment expenses
Cost of goods sold (1)	664,212	616,919
Marketing and selling (1)	181,866	185,054
Research and development (1)	68,236	69,568
General and administrative (1)	31,630	34,241
Less: other segment items
Share-based compensation expense	32,828	23,405
Amortization of intangible assets and acquisition-related costs	4,795	5,145
Interest income	(11,229)	(15,790)
Other (2)	880	2,284
Provision for income taxes	28,470	25,558
Net income	$146,015	$141,833
(1) The difference between the amounts included in the table above and the amounts included in the condensed consolidated statements of operations is related to share-based compensation expense (see Note 3).
(2) Includes restructuring charges, net, and other income (expense), net.

Sales by product category for the three months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended June 30,
	2025	2024
Gaming (1)	$315,875	$309,475
Keyboards & Combos	222,492	215,333
Pointing Devices	195,780	189,946
Video Collaboration	166,716	147,042
Webcams	84,374	72,904
Tablet Accessories	91,227	78,539
Headsets	45,523	44,236
Other (2)	25,716	30,742
Total Sales	$1,147,703	$1,088,217
(1) Gaming includes streaming services revenue generated by Streamlabs.
(2) Other primarily consists of mobile speakers and PC speakers.

Sales by geographic region (based on the customers’ locations) for the three months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended June 30,
	2025	2024
Americas	$461,690	$485,289
EMEA	346,840	309,817
Asia Pacific	339,173	293,111
Total Sales	$1,147,703	$1,088,217

Revenue from sales to customers in the United States, China and Germany each represented 10% or more of the total consolidated sales for the periods presented herein. No other countries represented 10% or more of the Company’s total consolidated sales for the periods presented herein.

Switzerland, the Company’s country of domicile, represented 3% and 2% of the Company's total consolidated sales for the three months ended June 30, 2025 and 2024, respectively.

Three customers of the Company each represented 10% or more of the total consolidated gross sales for each of the three months ended June 30, 2025 and 2024.

Property, plant and equipment, net (excluding software) and right-of-use assets by geographic region were as follows (in thousands):

	June 30, 2025	March 31, 2025
Americas	$59,862	$61,521
EMEA	51,773	47,874
Asia Pacific	62,866	60,710
Total	$174,501	$170,105

Property, plant and equipment, net (excluding software) and right-of-use assets in the United States and China were $58.3 million and $45.5 million, respectively, as of June 30, 2025. Property, plant and equipment, net (excluding software) and right-of-use assets in the United States and China were $60.0 million and $43.4 million, respectively, as of March 31, 2025.

Property, plant and equipment, net (excluding software) and right-of-use assets in Switzerland, the Company’s country of domicile, were $26.9 million and $24.1 million as of June 30, 2025 and March 31, 2025, respectively. No other countries represented more than 10% of the Company’s total property, plant and equipment, net (excluding software) and right-of-use assets as of June 30, 2025 or March 31, 2025.

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
•Our expectations regarding our effective tax rate, future tax benefits, tax settlements, and the adequacy of our provisions for uncertain tax positions;
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

Forward-looking statements also include, among others, those statements including the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “predict,” “should,” “will,” and similar language. These statements reflect our views and assumptions as of the date of this Quarterly Report on Form 10-Q. All forward-looking statements involve risks and uncertainties that could cause our actual performance to differ materially from those anticipated in the forward-looking statements depending on a variety of factors. Important information as to these factors can be found in this Quarterly Report on Form 10-Q under the headings of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Company Overview,” “Critical Accounting Estimates,” and “Liquidity and Capital Resources,” among others. Factors that might cause or contribute to such differences include, but are not limited to, those discussed under Part II, Item 1A “Risk Factors” as well as elsewhere in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended March 31, 2025, and in our other filings with the U.S. Securities and Exchange Commission, or “SEC.” You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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
Impacts of Macroeconomic and Geopolitical Conditions on our Business
In 2025, the United States introduced trade policy actions that have increased import tariffs across a wide range of countries at various rates, with certain exemptions. These tariff policies in the U.S. and responsive policies enacted in other countries are evolving. The incremental tariffs have had and may continue to have an adverse impact on our result of operations. In addition, our business has continued to be impacted by ongoing macroeconomic and geopolitical conditions. These conditions include inflation, interest rate and foreign currency fluctuations, uncertainty in consumer and enterprise demand, low economic growth in certain regions, changes in fiscal policies and geopolitical conflicts.
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
For additional information, see Part II, Item 1A "Risk Factors."
Trends and Uncertainties
Several long-term secular trends offer long-term structural growth opportunities across Logitech’s product portfolio. We design, create and sell products that benefit from these secular trends which include the following:
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
While we believe we will further benefit from these secular trends, we have experienced and will continue to experience challenges that impact our business and financial results. These challenges include (i) uncertainty in tariffs on goods imported into the U.S. and responsive policies enacted by other countries, (ii) the macroeconomic environment, including inflation, interest rate and foreign currency fluctuations, low economic growth in certain regions, changes in fiscal policies and geopolitical conflicts, (iii) the uncertainty of overall consumer and enterprise demand, (iv) the uncertainty of timing of enterprise investments in infrastructure and technology, and (v) the timing of further development of our B2B go-to-market capabilities.
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
Summary of Financial Results
Our sales for the three months ended June 30, 2025 increased 5%, compared to the three months ended June 30, 2024, primarily due to an increase in sales of Video Collaboration, Tablet Accessories and Webcams. Our sales for the three months ended June 30, 2025, compared to three months ended June 30, 2024, benefited from improved demand in the Asia Pacific and EMEA regions.
Sales for the three months ended June 30, 2025 increased 16% and 12% in the Asia Pacific and EMEA regions, respectively, and decreased 5% in the Americas region, compared to the three months ended June 30, 2024.
Gross margin was 41.7% for the three months ended June 30, 2025 and decreased by 110 basis points, compared to the three months ended June 30, 2024, primarily driven by an unfavorable impact from increased tariffs, higher promotional spend and a prior year release in inventory reserves, partially offset by a favorable impact from price increases in North America and product cost reductions.
Operating expenses for the three months ended June 30, 2025 were $316.9 million, or 27.6% of sales, compared to $312.8 million, or 28.7% of sales, for the three months ended June 30, 2024.
We had an income tax provision of $28.5 million and $25.6 million for the three months ended June 30, 2025 and June 30, 2024, respectively.
Net income for the three months ended June 30, 2025 was $146.0 million, compared to $141.8 million for the three months ended June 30, 2024.
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
We believe that the assumptions, judgments and estimates involved in the accounting for accruals for customer incentives and related breakage, accrued sales return liability, inventory valuation, and uncertain tax positions, have the greatest potential impact on our condensed consolidated financial statements. These areas are key components of our results of operations and are based on complex rules requiring us to make judgments and estimates and consequently, we consider these to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.
There have been no material changes in our critical accounting estimates during the three months ended June 30, 2025 compared with the critical accounting estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.
New Accounting Pronouncements
Refer to Note 1 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for new accounting pronouncements to be adopted.
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
Results of Operations

Net Sales

Our sales for the three months ended June 30, 2025 increased 5%, compared to the three months ended June 30, 2024, primarily due to an increase in sales of Video Collaboration, Tablet Accessories and Webcams. Our sales for the three months ended June 30, 2025, compared to three months ended June 30, 2024, benefited from improved demand in the Asia Pacific and EMEA regions. If currency exchange rates had been constant in the three months ended June 30, 2025 and 2024, our sales growth rate in constant currency would have been 5%.

Sales Denominated in Other Currencies

Although our financial results are reported in U.S. Dollars, a portion of our sales was generated in currencies other than the U.S. Dollar, such as the Euro, Chinese Renminbi, Japanese Yen, Australian Dollar, Canadian Dollar, Pound Sterling and New Taiwan Dollar. During the three months ended June 30, 2025, approximately 53% of our sales were denominated in currencies other than the U.S. Dollar.

Sales by Region

The following table presents the change in sales by region for the three months ended June 30, 2025, compared with the three months ended June 30, 2024:

	Sales Growth Rate	Constant Dollar Sales Growth Rate
	Three Months Ended June 30, 2025	Three Months Ended June 30, 2025
Americas	(5)%	(4)%
EMEA	12%	9%
Asia Pacific	16%	15%

Americas:

The decrease in sales in the Americas region for the three-month period presented above was primarily driven by a decrease in sales of Gaming.

EMEA:

The increase in sales in the EMEA region for the three-month period presented above was primarily driven by an increase in sales of Gaming, Video Collaboration, Keyboards & Combos, and Tablet Accessories.

Asia Pacific:

The increase in sales in the Asia Pacific region for the three-month period presented above was primarily driven by an increase in sales for Gaming and Tablet Accessories.

Sales by Product Category

Sales by product category for the three months ended June 30, 2025 and 2024 were as follows (Dollars in thousands):

	Three Months Ended June 30,
	2025	2024	Change
Gaming (1)	$315,875	$309,475	2%
Keyboards & Combos	222,492	215,333	3
Pointing Devices	195,780	189,946	3
Video Collaboration	166,716	147,042	13
Webcams	84,374	72,904	16
Tablet Accessories	91,227	78,539	16
Headsets	45,523	44,236	3
Other (2)	25,716	30,742	(16)
Total Sales	$1,147,703	$1,088,217	5%
(1) Gaming includes streaming services revenue generated by Streamlabs.
(2) Other primarily consists of mobile speakers and PC speakers.

Gaming

Our Gaming category includes gaming mice, steering wheels, headsets, keyboards, console gaming headsets, microphones and Streamlabs services.

Sales of Gaming increased 2% for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily driven by an increase in sales of gaming mice, partially offset by decreases in sales of other gaming products.

Keyboards & Combos

Our Keyboards & Combos category includes PC keyboards and keyboard/mice combo products.

Sales of Keyboards & Combos increased 3% for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily driven by an increase in sales of cordless combo products.

Pointing Devices

Our Pointing Devices category includes PC- and Mac-related mice including trackballs and presentation tools.

Sales of Pointing Devices increased 3% for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily driven by an increase in sales of cordless mice.

Video Collaboration

Our Video Collaboration category includes Logitech’s conference room cameras, which combine affordable enterprise-quality audio and high definition 4K video to bring video conferencing to a variety of room sizes.

Sales of Video Collaboration increased 13% for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to an increase in sales of conference room cameras.

Webcams

Our Webcams category includes PC-based webcams including streaming cameras, and VC webcams that turn any desktop into an instant collaboration space.

Sales of Webcams increased 16% for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily driven by an increase in sales of our PC-based webcams.

Tablet Accessories

Our Tablet Accessories category primarily includes tablet keyboards.

Sales of Tablet Accessories increased 16% for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily benefiting from strong demand from the education sector.

Headsets

Our Headsets category includes PC and VC headsets, in-ear headphones, and premium wireless earbuds.

Sales of Headsets increased 3% for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily driven by an increase in sales of VC headsets.

Other

Our Other category primarily consists of mobile speakers and PC speakers.

Sales in Other category decreased 16% for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily driven by a decline in sales of mobile speakers.

Gross Profit

Gross profit for the three months ended June 30, 2025 and 2024 was as follows (Dollars in thousands):

	Three Months Ended June 30,
	2025	2024	Change
Net sales	$1,147,703	$1,088,217	5%
Gross profit	$478,962	$466,258	3%
Gross margin	41.7%	42.8%

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

Gross margin was 41.7% for the three months ended June 30, 2025 and decreased by 110 basis points, compared to the three months ended June 30, 2024, primarily driven by an unfavorable impact from increased tariffs, higher promotional spend and a prior year release in inventory reserves, partially offset by a favorable impact from price increases in North America and product cost reductions.
Operating Expenses

Operating expenses for the three months ended June 30, 2025 and 2024 were as follows (Dollars in thousands):

	Three Months Ended June 30,
	2025	2024
Marketing and selling	$195,796	$196,905
% of sales	17.1%	18.1%
Research and development	74,587	75,307
% of sales	6.5%	6.9%
General and administrative	41,797	37,458
% of sales	3.6%	3.5%
Amortization of intangible assets and acquisition-related costs	2,646	2,703
% of sales	0.2%	0.2%
Restructuring charges, net	2,042	386
% of sales	0.2%	—%
Total operating expenses	$316,868	$312,759
% of sales	27.6%	28.7%
Operating expenses remained relatively flat during the three months ended June 30, 2025, compared to the three months ended June 30, 2024, reflecting our efforts to reduce operating expenses in order to offset higher tariff costs.

Marketing and Selling
Marketing and selling expenses consist of personnel and related overhead costs, corporate and product marketing, promotions, advertising, trade shows, technical support for customer experiences and facilities costs.

During the three months ended June 30, 2025, marketing and selling expenses remained relatively flat, compared to the three months ended June 30, 2024.

Research and Development
Research and development expenses consist of personnel and related overhead costs for contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.
During the three months ended June 30, 2025, research and development expenses remained relatively flat, as we continued to invest in innovation at a similar level as compared to the three months ended June 30, 2024.

General and Administrative
General and administrative expenses primarily consist of personnel and related overhead, information technology, and facilities costs for the infrastructure functions such as finance, information systems, executives, human resources and legal.

During the three months ended June 30, 2025, general and administrative expenses increased $4.3 million, compared to the three months ended June 30, 2024, primarily driven by higher performance-based stock compensation expense.

Amortization of Intangible Assets and Acquisition-Related Costs
Amortization of intangible assets consists of amortization of acquired intangible assets, including customer relationships and trademarks and trade names. Acquisition-related costs include legal expenses, due diligence costs, and other professional costs incurred for business acquisitions.

During the three months ended June 30, 2025, amortization of intangible assets and acquisition-related costs remained flat, compared to the three months ended June 30, 2024.

Restructuring Charges, Net
The restructuring charges, net, for the three months ended June 30, 2025 were related to costs incurred as a result of our restructuring plan initiated during the fourth quarter of fiscal year 2025, which is expected to be substantially completed in fiscal 2026. The restructuring charges, net, for the three months ended June 30, 2024, were related to costs incurred as a result of our restructuring plan initiated during fiscal year 2023, which was substantially completed during fiscal year 2024.

Interest Income
Interest income for the three months ended June 30, 2025 and 2024 was as follows (in thousands):

	Three Months Ended June 30,
	2025	2024
Interest income	$11,229	$15,790

We invest in highly liquid instruments with an original maturity of three months or less at the date of purchase, which are classified as cash equivalents. During the three months ended June 30, 2025, interest income decreased $4.6 million, compared to the three months ended June 30, 2024, primarily driven by decreases in the cash equivalents balance and interest rates.

Other Income (Expense), Net
Other income (expense), net for the three months ended June 30, 2025 and 2024 was as follows (in thousands):

	Three Months Ended June 30,
	2025	2024
Investment gain related to the deferred compensation plan	$2,060	$447
Currency exchange loss, net	(2,003)	(2,318)
Loss on investments, net	(393)	(1,186)
Non-service cost net pension income and other	1,498	1,159
Total	$1,162	$(1,898)

Investment gain related to the deferred compensation plan represents earnings, gains, and losses on marketable securities related to a deferred compensation plan offered by one of our subsidiaries. The increase in investment gain for three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily relates to the change in market performance of the underlying securities.

Currency exchange loss, net, relates to balances denominated in currencies other than the functional currency in our subsidiaries, as well as the sale of currencies, and gains or losses recognized on currency exchange forward contracts. We do not speculate in currency positions, but we are alert to opportunities to maximize currency exchange gains and minimize currency exchange losses. The loss for the three months ended June 30, 2025 was primarily due to fluctuations in currency exchange rates of the Swiss Franc and New Taiwan dollar against the U.S. Dollar. The loss for the three months ended June 30, 2024 was primarily due to fluctuations in the currency exchange rates of the Mexican Peso and Japanese Yen against the U.S. Dollar.

Loss on investments, net, includes unrealized gain (loss) from the change in fair value of investments, income (loss) on equity-method investments and impairment of investments during the periods presented, as applicable. The loss on investments, net, for the three months ended June 30, 2025 and the three months ended June 30, 2024 was not material. See Note 6 to our condensed consolidated financial statements for additional information.

Provision for Income Taxes
The provision for income taxes and effective income tax rates for the three months ended June 30, 2025 and 2024 were as follows (Dollars in thousands):

	Three Months Ended June 30,
	2025	2024
Provision for income taxes	$28,470	$25,558
Effective income tax rate	16.3%	15.3%

The change in the effective income tax rate for the three months ended June 30, 2025, compared with the three months ended June 30, 2024, was primarily due to the change in the mix of income and losses in the various tax jurisdictions in which we operate, less tax incentives for foreign derived intangible income and R&D as compared to prior period, and less benefit on stock based compensation as compared to prior period, offset with a change in uncertain tax positions.

On July 4, 2025, the One Big Beautiful Bill Act (the "OBBBA") was enacted into law in the United States and will be generally effective for us beginning in fiscal year 2027. The OBBBA includes numerous provisions that affect corporate taxation, impacting areas such as R&D expensing, bonus depreciation, and international tax provisions. We have reviewed the provisions of the OBBBA to determine the potential impact on our financial statements. Based on this review, and considering our current tax position and operations, at this time we do not expect the OBBBA to have a material impact on our income taxes, including current and deferred tax balances and the effective tax rate. However, we are still in the process of evaluating the full impact of the OBBBA and any material changes to our assessment will be disclosed in future filings as required.

For the three months ended June 30, 2025, we assessed our exposure to the OECD Pillar Two global minimum tax rules. We have determined that, for the fiscal year 2026, most jurisdictions in which we operate should qualify for the transitional Country-by-Country Reporting ("CbCR") safe harbor, as outlined in the OECD Administrative Guidance and enacted domestic legislation. Our CbCR has been prepared in accordance with the requirements for a Qualified CbCR, using qualified financial statements. Based on this data, most jurisdictions continue to meet safe harbor qualifications at 16% tax rates, and therefore, we are only required to perform a detailed Pillar Two top-up tax calculation for limited jurisdictions. The estimated top up tax for fiscal year 2026 is not material and has been included in the calculation of our annual effective tax rate. The OECD and participating countries continue to issue underlying rules and administrative guidance related to Pillar Two, and we continue to monitor the relevant developments.

Liquidity and Capital Resources

Cash Balances, Available Borrowings, and Capital Resources

As of June 30, 2025, we had cash and cash equivalents of $1,487.8 million, compared with $1,503.2 million as of March 31, 2025. Our cash and cash equivalents consist of bank demand deposits, short-term time deposits, and U.S. Treasury securities, of which 48% was held in Switzerland, 28% was held in the United States, and 10% was held in Germany. We do not expect to incur any material adverse tax impact except for what has already been recognized, or to be significantly inhibited by any country in which we do business, from the repatriation of funds to Switzerland, our country of domicile.

As of June 30, 2025, our working capital was $1,555.5 million, compared to $1,491.6 million as of March 31, 2025. The increase was primarily driven by an increase in accounts receivable, net, partially offset by an increase in accounts payable.

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

The Credit Agreement contains a maximum net debt to adjusted EBITDA ratio, compliance with which is a condition to our ability to borrow. Borrowings under the Credit Agreement will bear interest at a rate determined by reference to benchmark rates plus an applicable spread (ranging from 0% to 1.5%) based on our net leverage ratio or credit rating at the time of the borrowing. Undrawn balances available under the Credit Agreement are subject to commitment fees at the applicable rate determined by reference to our net leverage ratio or credit rating. There has been no borrowing outstanding under the Credit Agreement as of June 30, 2025.

In addition, we had several uncommitted, unsecured bank lines of credit and letters of credit aggregating to $174.3 million as of June 30, 2025. There are no financial covenants under these lines of credit with which we must comply. There was no borrowing outstanding under these lines of credit as of June 30, 2025. As of June 30, 2025, we had outstanding bank guarantees of $22.1 million.

The following tables present selected financial information and statistics as of and for the three months ended June 30, 2025 and 2024 (Dollars in thousands):

	As of June 30,
	2025	2024
Accounts receivable, net	$636,523	$591,251
Accounts payable	$549,936	$554,301
Inventories	$499,770	$459,582

	Three Months Ended June 30,
	2025	2024
Days sales in accounts receivable (“DSO”) (Days)(1)	50	49
Days accounts payable outstanding (“DPO”) (Days)(2)	74	80
Inventory turnover (“ITO”) (x)(3)	5.4	5.4

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

DSO for the three months ended June 30, 2025 increased by 1 day to 50 days, compared to 49 days for the three months ended June 30, 2024, primarily due to timing of sales within the quarter.

DPO for the three months ended June 30, 2025 decreased by 6 days to 74 days, compared to 80 days for the three months ended June 30, 2024, primarily due to timing of inventory purchases and improved demand in the Asia Pacific and EMEA regions.

ITO for the three months ended June 30, 2025 was 5.4, consistent with the three months ended June 30, 2024, reflecting our efforts to align inventory levels with demand.

If we are not successful in launching and phasing in our new products, or market competition increases, or we are not able to sell the new products at the prices planned, it could have a material impact on our sales, gross profit, operating results including operating cash flow, and inventory turnover in the future.

The following table summarizes our condensed consolidated statements of cash flows (in thousands):

	Three Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$125,045	$176,029
Net cash used in investing activities	(18,100)	(15,359)
Net cash used in financing activities	(134,433)	(145,134)
Effect of exchange rate changes on cash and cash equivalents	12,105	(1,998)
Net increase (decrease) in cash and cash equivalents	$(15,383)	$13,538

For the three months ended June 30, 2025, net cash provided by operating activities was $125.0 million, resulting from net income of $146.0 million, a favorable impact from adding back non-cash expenses totaling $65.2 million, and an unfavorable net change in operating assets and liabilities of $86.1 million. Non-cash adjustments were primarily related to share-based compensation expenses, depreciation and amortization. The increase in accounts receivable, net, was driven by higher sales as well as timing of sales within the quarter. The increase in accounts payable was driven by higher inventory purchases to align with demand as well as timing of inventory purchases. The decrease in accrued and other liabilities was primarily driven by payment of the fiscal year 2025 annual bonus, partially offset by higher accrued liabilities for customer marketing, pricing and incentive programs.

For the three months ended June 30, 2025, net cash used in investing activities was $18.1 million, primarily resulting from $16.3 million of purchases of property, plant, and equipment.

For the three months ended June 30, 2025, net cash used in financing activities was $134.4 million, primarily resulting from payment for repurchases of our registered shares of $121.7 million.

For the three months ended June 30, 2025, the effect of exchange rate changes on cash and cash equivalents was primarily driven by the exchange rate fluctuations of Swiss Franc, Euro, and New Taiwan dollar versus the U.S. Dollar. For the three months ended June 30, 2024, the effect of exchange rate changes on cash and cash equivalents was not material.

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

In June 2023, our Board of Directors approved a three-year share repurchase program, which allows us to use up to $1.0 billion to repurchase our shares. The 2023 share repurchase program enables us to repurchase shares for cancellation, as well as to support equity incentive plans or potential acquisitions. The Swiss Takeover Board approved the 2023 share repurchase program in July 2023 and the program became effective on July 28, 2023. In March 2025, our Board of Directors approved an increase of $600.0 million to the 2023 share repurchase program, to an aggregate amount of $1.6 billion. The Swiss Takeover Board approved this increase in April 2025 and it became effective on April 2, 2025. During the three months ended June 30, 2025, we repurchased 1.5 million shares for an aggregate cost of $124.1 million for cancellation under this share repurchase program, of which $21.2 million of the aggregate cost was not paid yet as of June 30, 2025. As of June 30, 2025, $524.3 million was available for repurchase under the 2023 share repurchase program. We plan to target share repurchases of $2 billion over the three-year period ending March 31, 2028, subject to market conditions and regulatory approvals.

Swiss law limits a company’s ability to hold or repurchase its own shares. The aggregate par value of all shares held in treasury by us and our subsidiaries may not exceed 10% of our issued share capital, which corresponds to approximately 16.9 million registered shares as of June 30, 2025. This limitation does not apply to shares repurchased for cancellation, due to the Board of Directors' authority under the capital band set forth in the Company's Articles of Incorporation. As of June 30, 2025, we had a total of 21.4 million shares held in treasury stock, which includes 8.2 million shares that have been repurchased for cancellation and 13.2 million shares that have been purchased to support equity incentive plans or potential acquisitions.

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

If we do not generate sufficient operating cash flows to support our operations and future planned cash requirements, our operations could be harmed and our access to credit facilities could be restricted or eliminated. Although we believe that the trend of our historical cash flow generation, our projections of future operations and our available cash balances will provide sufficient liquidity to fund our operations for at least the next 12 months, market volatility driven by the current macroeconomic and geopolitical environment may increase our costs of capital and otherwise adversely affect our business, results of operations, financial condition and liquidity.

Operating Leases Obligations

We lease facilities under operating leases, certain of which require us to pay property taxes, insurance and maintenance costs. Operating leases for facilities are generally renewable at our option and usually include escalation clauses linked to inflation. There have been no material changes to our contractual obligations as previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2025. The remaining terms of our non-cancelable operating leases expire in various years through 2035.

Purchase Commitments

As of June 30, 2025, we had non-cancelable purchase commitments of $368.7 million for inventory purchases made in the normal course of business from original design manufacturers, contract manufacturers and other suppliers, the majority of which are expected to be fulfilled within the next 12 months. We recorded a liability for firm, non-cancelable, and unhedged inventory purchase commitments in excess of anticipated demand or net realizable value consistent with our valuation of excess and obsolete inventory. As of June 30, 2025, the liability for these purchase commitments was $23.5 million and is recorded in accrued and other current liabilities in the condensed consolidated balance sheet.

As of June 30, 2025, we have firm purchase commitments of $19.1 million for capital expenditures primarily related to commitments for tooling and equipment for new and existing products. We expect to continue making capital expenditures in the future to support product development activities and ongoing and expanded operations. Although open purchase commitments are considered enforceable and legally binding, the terms generally allow us to reschedule or adjust our requirements based on business needs prior to delivery of goods or performance of services.

Other Contractual Obligations and Commitments

For further detail about our contractual obligations and commitments, refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

Indemnifications

We indemnify certain suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of June 30, 2025, no material amounts have been accrued for indemnification provisions. We do not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under our indemnification arrangements.

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

Legal Proceedings

From time to time, we are involved in claims and legal proceedings that arise in the ordinary course of our business. For more information about Legal Proceedings, see Part II Item 1 Legal Proceedings of this quarterly report on Form 10-Q for the period ended June 30, 2025.

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

We are exposed to currency exchange rate risk as we transact business in multiple currencies, including exposure related to anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. Dollar. We transact business in approximately 30 currencies worldwide, of which the most significant to operations are the Euro, Chinese Renminbi, Japanese Yen, Australian Dollar, Canadian Dollar, Pound Sterling and New Taiwan Dollar. For the three months ended June 30, 2025, approximately 53% of our sales were denominated in non-U.S. currencies, with 24% of our sales denominated in Euro. The mix of our costs of goods sold and operating expenses by currency are significantly different from the mix of our sales, with a larger portion denominated in U.S. Dollar and less denominated in Euro and other currencies. A strengthening U.S. Dollar has a more unfavorable impact on our sales compared to the favorable impact on our cost of goods sold and operating expenses, resulting in an adverse impact on our operating results.

We enter into currency forward and swap contracts to reduce the short-term effects of currency fluctuations on certain receivables or payables denominated in currencies other than the functional currencies of our subsidiaries. These contracts generally mature within approximately one month. The gains or losses on these contracts are recognized in earnings based on the changes in fair value.

If an adverse 10% foreign currency exchange rate change had been applied to total monetary assets and liabilities denominated in currencies other than the functional currencies at the balance sheet dates, it would have resulted in an adverse effect on income before income taxes of approximately $15.9 million and $17.2 million as of June 30, 2025 and March 31, 2025, respectively. The adverse effect as of June 30, 2025 and March 31, 2025 is after consideration of the offsetting effect of approximately $14.5 million and $12.4 million, respectively, from foreign exchange contracts in place as of such dates.

We enter into cash flow hedge contracts to protect against exchange rate exposure of forecasted inventory purchases. Previously, the hedge contracts covered inventory purchases within four months. Beginning in the first quarter of fiscal year 2026, they cover inventory purchases up to twelve months, with reduced coverage beyond four months. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of AOCI until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold.

If the U.S. Dollar had weakened by 10%, the amount recorded in AOCI related to our foreign exchange contracts before tax effect as of June 30, 2025 and March 31, 2025 would have been approximately $31.5 million and $7.5 million lower, respectively. The change in the fair value recorded in AOCI would be expected to offset a corresponding foreign currency change in cost of goods sold when the hedged inventory purchases are sold.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.   RISK FACTORS

The Company’s business, reputation, results of operations, financial condition and stock price can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2025, under the heading “Risk Factors”, which is incorporated herein by reference. When any one or more of these risks materialize from time to time, the Company’s business, reputation, results of operations, financial condition and stock price can be materially and adversely affected. In the first quarter of fiscal year 2026, there have been no material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2025, except as indicated below.

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

We operate in multiple jurisdictions, and our profits are taxed pursuant to the tax laws of these jurisdictions. Our effective income tax rate may be affected by changes to existing tax laws, enactment of new tax laws, such as the recently enacted U.S. federal tax legislation commonly referred to as the One Big Beautiful Bill Act (the “OBBBA”), or changes to interpretations of tax laws, treaties, rulings, regulations or agreements in any given jurisdiction, or changes in international tax reform by the Organization for Economic Co-operation and Development (the "OECD") and similar organizations, utilization of net operating losses and tax credit carryforwards, changes in geographical allocation of income and expense, and changes in management’s assessment of matters such as the realizability of deferred tax assets. We have reviewed the provisions of the OBBBA to determine the potential impact on our financial statements. Based on this review, and considering our current tax position and operations, we do not expect the OBBBA to have a material impact on the Company's income taxes, including current and deferred tax balances and the effective tax rate; however, we are currently evaluating and will continue to evaluate the full impact of the OBBBA on us. In the past, we have experienced fluctuations in our effective income tax rate. Our effective income tax rate in a given fiscal year reflects a variety of factors that may not be present in the succeeding fiscal year or years. There is no assurance that our effective income tax rate will not change in future periods.

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

In addition, the Base Erosion and Profit Shifting Project (the “BEPS Project”) undertaken by the OECD recommended changes to numerous long-standing tax principles, including a proposal to reallocate profits among tax jurisdictions in which companies do business (“Pillar One”) and establishing a minimum tax on global income (“Pillar Two”). As many countries have proposed or enacted Pillar Two legislation in jurisdictions in which we operate, we continue to monitor the relevant developments. Although we continue to evaluate and assess the potential impact of Pillar Two on us, the minimum tax rules could result in tax increases in both Switzerland and many foreign jurisdictions where we operate or have a presence. In addition, the G7 released a joint statement on June 28, 2025 that it had reached an understanding with the United States for a side-by-side system based on certain accepted principles, including that U.S.-parented groups would be exempt from certain provisions of Pillar Two. However, it is unclear if this exemption would be extended, or if any other changes will be proposed to the Pillar Two rules that would apply to non-U.S. parented groups like us.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

In the first quarter of fiscal year 2026, the following approved share repurchase program was in place (in thousands):

Share Repurchase Program	Shares Approved	Approved Amounts
July 2023 (1)	17,311	$1,600,000

(1) See Note 11 to the condensed consolidated financial statements for further information on this share repurchase program.

The following table presents certain information related to purchases made by Logitech of its equity securities under the 2023 share repurchase program (in thousands, except per share amounts):

	Total Number of Shares Repurchased (1)	Weighted Average Price Paid Per Share		Remaining Amount that May Yet Be Repurchased under the Programs
During the Three Months Ended June 30, 2025		CHF (LOGN)	USD (LOGI)
Month 1
April 1, 2025 to April 25, 2025
SIX	451	61.32	N/A	$615,406
Nasdaq	—	N/A	N/A	615,406
Month 2
April 26, 2025 to May 23, 2025
SIX	399	68.06	N/A	582,651
Nasdaq	—	N/A	N/A	582,651
Month 3
May 24, 2025 to June 27, 2025
SIX	681	70.03	N/A	524,297
Nasdaq	—	N/A	N/A	524,297
	1,531	66.95	N/A	$524,297
(1) Shares repurchased on the second trading line on SIX Swiss Exchange for cancellation under the 2023 share repurchase program.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

ITEM 5.   OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the first quarter of fiscal year 2026, no director or officer, as defined in Rule 16a-1(f), adopted, modified and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

ITEM 6.   EXHIBITS

Exhibit Index

Exhibit No.		Description

10.1		Representative form of performance share unit agreement (Group Management Team (executive officers), Leadership Team) under the Logitech International S.A. 2006 Stock Incentive Plan

10.2		Representative form of performance share unit agreement (executives and other employees) under the Logitech International S.A. 2006 Stock Incentive Plan

31.1		Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2		Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	*	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer

101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF		XBRL Taxonomy Definition Linkbase Document

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

LOGITECH INTERNATIONAL S.A.

July 30, 2025	/s/ Johanna (Hanneke) Faber
Date	Johanna (Hanneke) Faber
Chief Executive Officer

July 30, 2025	/s/ Matteo Anversa
Date	Matteo Anversa
Chief Financial Officer