Form 10-Q
period 2025-09-30
LOGITECH INTERNATIONAL S.A.
filed 2025-10-29
CIK 1032975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 15, 2025, there were 146,857,663 shares of the Registrant’s share capital outstanding.

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

Our fiscal year ends on March 31. Interim quarters are generally thirteen-week periods, each ending on a Friday of each quarter. The second quarter of fiscal year 2026 ended on September 26, 2025. The same quarter in the prior fiscal year ended on September 27, 2024. For purposes of presentation, we have indicated our quarterly periods end on the last day of the calendar quarter.
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

PART I — FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Net sales	$1,186,056	$1,116,034	$2,333,759	$2,204,251
Cost of goods sold	669,418	627,491	1,336,010	1,247,008
Amortization of intangible assets	2,182	2,452	4,331	4,894
Gross profit	514,456	486,091	993,418	952,349

Operating expenses:
Marketing and selling	198,993	201,863	394,789	398,768
Research and development	76,110	76,205	150,697	151,512
General and administrative	41,802	44,173	83,599	81,631
Amortization of intangible assets and acquisition-related costs	1,818	2,725	4,464	5,428
Restructuring charges, net	4,442	229	6,484	615
Total operating expenses	323,165	325,195	640,033	637,954

Operating income	191,291	160,896	353,385	314,395
Interest income	11,828	14,637	23,057	30,427
Other income (expense), net	(64)	533	1,098	(1,365)
Income before income taxes	203,055	176,066	377,540	343,457
Provision for income taxes	32,385	30,583	60,855	56,141
Net income	$170,670	$145,483	$316,685	$287,316

Net income per share:
Basic	$1.16	$0.95	$2.15	$1.88
Diluted	$1.15	$0.95	$2.13	$1.86

Weighted average shares used to compute net income per share:
Basic	147,123	152,460	147,487	152,875
Diluted	148,422	153,672	148,731	154,320

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Net income	$170,670	$145,483	$316,685	$287,316
Other comprehensive income (loss):
Currency translation gain (loss):
Currency translation gain (loss), net of taxes	(2,688)	20,789	24,605	15,570
Defined benefit plans:
Reclassification of amortization included in other income (expense), net	(193)	(552)	(350)	(752)
Hedging gain (loss):
Deferred hedging gain (loss), net of taxes	589	(2,931)	(11,760)	(1,349)
Reclassification of hedging loss (gain) included in cost of goods sold	5,961	(906)	7,963	(1,639)
Total other comprehensive income	3,669	16,400	20,458	11,830
Total comprehensive income	$174,339	$161,883	$337,143	$299,146

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	September 30, 2025	March 31, 2025
Assets
Current assets:
Cash and cash equivalents	$1,375,807	$1,503,205
Accounts receivable, net	703,895	454,546
Inventories	517,673	503,747
Other current assets	152,376	131,211
Total current assets	2,749,751	2,592,709
Non-current assets:
Property, plant and equipment, net	118,218	113,858
Goodwill	465,752	463,230
Other intangible assets, net	16,306	24,630
Other assets	357,198	344,077
Total assets	$3,707,225	$3,538,504
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$583,308	$414,586
Accrued and other current liabilities	698,055	686,503
Total current liabilities	1,281,363	1,101,089
Non-current liabilities:
Income taxes payable	103,206	88,483
Other non-current liabilities	239,643	221,512
Total liabilities	1,624,212	1,411,084
Commitments and contingencies (Note 10)
Shareholders’ equity:
Registered shares, CHF 0.25 par value Issued shares: 160,784 and 168,994 at September 30, 2025 and March 31, 2025, respectively	28,001	29,432
Additional paid-in capital	85,347	82,591
Shares in treasury, at cost Treasury shares: 13,889 and 20,485 at September 30, 2025 and March 31, 2025, respectively	(890,617)	(1,464,912)
Retained earnings	2,986,776	3,627,261
Accumulated other comprehensive loss	(126,494)	(146,952)
Total shareholders’ equity	2,083,013	2,127,420
Total liabilities and shareholders’ equity	$3,707,225	$3,538,504

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$316,685	$287,316
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	30,935	29,103
Amortization of intangible assets	8,795	10,171
Loss on investments	497	1,599
Share-based compensation expense	63,140	49,874
Deferred income taxes	22,196	16,489
Other	(12)	57
Changes in assets and liabilities:
Accounts receivable, net	(235,859)	(81,568)
Inventories	(1,780)	(93,907)
Other assets	(17,484)	2,241
Accounts payable	165,419	108,376
Accrued and other liabilities	1,350	12,280
Net cash provided by operating activities	353,882	342,031
Cash flows from investing activities:
Purchases of property, plant and equipment	(32,833)	(29,113)
Purchases of deferred compensation investments	(4,037)	(3,600)
Proceeds from sales of deferred compensation investments	3,559	2,299
Other investing activities	(983)	(912)
Net cash used in investing activities	(34,294)	(31,326)
Cash flows from financing activities:
Payment of cash dividends	(233,059)	(207,853)
Purchases of registered shares	(228,263)	(263,185)
Proceeds from exercises of stock options and purchase rights	21,713	20,235
Tax withholdings related to net share settlements of restricted stock units	(18,211)	(21,243)
Other financing activities	—	(2,908)
Net cash used in financing activities	(457,820)	(474,954)
Effect of exchange rate changes on cash and cash equivalents	10,834	6,683
Net decrease in cash and cash equivalents	(127,398)	(157,566)
Cash and cash equivalents, beginning of the period	1,503,205	1,520,842
Cash and cash equivalents, end of the period	$1,375,807	$1,363,276

Supplementary Cash Flow Disclosures:
Non-cash investing and financing activities:
Property, plant and equipment purchased during the period and included in period end liability accounts	$10,444	$6,207
Right-of-use assets obtained in exchange for operating lease liabilities	$5,823	$22,386
Supplemental cash flow information:
Income taxes paid, net	$42,200	$17,103
The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except per share amounts)
(unaudited)

Three Months Ended September 30, 2025

			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
June 30, 2025	168,994	$29,432	$64,604	21,443	$(1,536,190)	$3,759,569	$(130,163)	$2,187,252
Total comprehensive income	—	—	—	—	—	170,670	3,669	174,339
Purchases of registered shares	—	—	—	940	(91,667)	—	—	(91,667)
Sales of shares upon exercise of stock options and purchase rights	—	—	(2,313)	(233)	20,764	—	—	18,451
Issuance of shares upon vesting of restricted stock units	—	—	(6,484)	(51)	4,311	—	—	(2,173)
Cancellation of treasury shares	(8,210)	(1,431)	—	(8,210)	712,165	(710,734)	—	—
Share-based compensation	—	—	29,540	—	—	—	—	29,540
Cash dividends ($1.58 per share)	—	—	—	—	—	(232,729)	—	(232,729)
September 30, 2025	160,784	$28,001	$85,347	13,889	$(890,617)	$2,986,776	$(126,494)	$2,083,013

Six Months Ended September 30, 2025

			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
March 31, 2025	168,994	$29,432	$82,591	20,485	$(1,464,912)	$3,627,261	$(146,952)	$2,127,420
Total comprehensive income	—	—	—	—	—	316,685	20,458	337,143
Purchases of registered shares	—	—	—	2,471	(215,802)	—	—	(215,802)
Sales of shares upon exercise of stock options and purchase rights	—	—	(2,792)	(274)	24,505	—	—	21,713
Issuance of shares upon vesting of restricted stock units	—	—	(57,931)	(583)	53,427	(13,707)	—	(18,211)
Cancellation of treasury shares	(8,210)	(1,431)	—	(8,210)	712,165	(710,734)	—	—
Share-based compensation	—	—	63,479	—	—	—	—	63,479
Cash dividends ($1.58 per share)	—	—	—	—	—	(232,729)	—	(232,729)
September 30, 2025	160,784	$28,001	$85,347	13,889	$(890,617)	$2,986,776	$(126,494)	$2,083,013

Three Months Ended September 30, 2024

			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
June 30, 2024	173,106	$30,148	$57,036	20,090	$(1,418,051)	$3,695,574	$(115,772)	$2,248,935
Total comprehensive income	—	—	—	—	—	145,483	16,400	161,883
Purchases of registered shares	—	—	—	1,456	(129,987)	—	—	(129,987)
Sales of shares upon exercise of stock options and purchase rights	—	—	(4,526)	(216)	23,410	(3,267)	—	15,617
Issuance of shares upon vesting of restricted stock units	—	—	(6,059)	(60)	6,479	(2,810)	—	(2,390)
Share-based compensation	—	—	25,817	—	—	—	—	25,817
Cash dividends ($1.37 per share)	—	—	—	—	—	(207,981)	—	(207,981)
September 30, 2024	173,106	$30,148	$72,268	21,270	$(1,518,149)	$3,626,999	$(99,372)	$2,111,894

Six Months Ended September 30, 2024

			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
March 31, 2024	173,106	$30,148	$63,524	19,243	$(1,351,336)	$3,602,519	$(111,202)	$2,233,653
Total comprehensive income	—	—	—	—	—	287,316	11,830	299,146
Purchases of registered shares	—	—	—	2,900	(262,119)	—	—	(262,119)
Sales of shares upon exercise of stock options and purchase rights	—	—	(6,065)	(273)	29,567	(3,267)	—	20,235
Issuance of shares upon vesting of restricted stock units	—	—	(35,394)	(600)	65,739	(51,588)	—	(21,243)
Share-based compensation	—	—	50,203	—	—	—	—	50,203
Cash dividends ($1.37 per share)	—	—	—	—	—	(207,981)	—	(207,981)
September 30, 2024	173,106	$30,148	$72,268	21,270	$(1,518,149)	$3,626,999	$(99,372)	$2,111,894

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
Basis of Presentation
The condensed consolidated financial statements include the accounts of Logitech and its subsidiaries. All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and therefore do not include all the information required by U.S. GAAP for complete financial statements. The condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2025, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on May 23, 2025.
In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of only normal and recurring adjustments, necessary and in all material aspects, for a fair statement of the results of operations, comprehensive income, financial position, cash flows and changes in shareholders' equity for the periods presented. Operating results for the three and six months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2026, or any future periods.
Changes in Significant Accounting Policies
There have been no material changes in the Company’s significant accounting policies during the three and six months ended September 30, 2025 compared with the significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended March 31, 2025.
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

Risks and Uncertainties
Impacts of Macroeconomic and Geopolitical Conditions on the Company's Business
In 2025, the United States introduced trade policy actions that have increased import tariffs across a wide range of countries at various rates, with certain exemptions. These tariff policies in the U.S. and responsive policies enacted in other countries are evolving. The incremental tariffs have had and may continue to have an adverse impact on the Company's results of operations. In addition, the Company's business has continued to be impacted by ongoing macroeconomic and geopolitical conditions. These conditions include inflation, interest rate and foreign currency fluctuations, uncertainty in consumer and enterprise demand, low economic growth in certain regions, changes in fiscal policies and geopolitical conflicts.
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
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 provides a practical expedient that permits entities to assume that current conditions as of the balance sheet date will remain unchanged over the remaining life of current accounts receivable and current contract assets when estimating the expected credit losses. ASU 2025-05 is effective for annual periods beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted. ASU 2025-05 should be applied on a prospective basis. The Company is currently evaluating the impact of ASU 2025-05 on its consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 updates the cost capitalization threshold for internal-use software development costs by removing all references to software project development stages and providing new guidance on how to evaluate whether the probable-to-complete recognition threshold has been met. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted. ASU 2025-06 can be applied on a prospective basis, with retrospective or modified retrospective application permitted. The Company is currently evaluating the impact of ASU 2025-06 on its consolidated financial statements and related disclosures.

Note 2 — Net Income Per Share

The following table summarizes the computations of basic and diluted net income per share for the three and six months ended September 30, 2025 and 2024 (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Net income	$170,670	$145,483	$316,685	$287,316

Shares used in net income per share computation:
Weighted average shares outstanding - basic	147,123	152,460	147,487	152,875
Effect of potentially dilutive equivalent shares	1,299	1,212	1,244	1,445
Weighted average shares outstanding - diluted	148,422	153,672	148,731	154,320

Net income per share:
Basic	$1.16	$0.95	$2.15	$1.88
Diluted	$1.15	$0.95	$2.13	$1.86

Share equivalents attributable to outstanding stock options, restricted stock units and employee share purchase plans totaling 0.2 million and 0.9 million for the three months ended September 30, 2025 and 2024, respectively, and 0.9 million and 1.0 million for the six months ended September 30, 2025 and 2024, respectively, were excluded from the calculation of diluted net income per share because their effect would have been antidilutive. A small number of performance-based restricted stock units were not included in the diluted net income per share calculation because all necessary conditions had not been satisfied by the end of the respective period, and those shares were not issuable if the end of the reporting period were the end of the performance contingency period.

Note 3 — Employee Benefit Plans

Employee Share Purchase Plans and Stock Incentive Plans

As of September 30, 2025, the Company offers the 2006 Employee Share Purchase Plan (Non-U.S.), as amended and restated, the 1996 Employee Share Purchase Plan (U.S.), as amended and restated, and the 2006 Stock Incentive Plan, as amended and restated. Shares issued to employees as a result of purchases or exercises under these plans are generally issued from shares held in treasury stock.

The following table summarizes share-based compensation expense and total income tax benefit recognized for the three and six months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Cost of goods sold	$3,359	$3,902	$5,739	$6,500
Marketing and selling	12,141	10,469	26,071	22,320
Research and development	5,666	5,067	12,017	10,806
General and administrative	9,146	7,031	19,313	10,248
Total share-based compensation expense	30,312	26,469	63,140	49,874
Income tax benefit	(6,015)	(4,776)	(10,921)	(12,378)
Total share-based compensation expense, net of income tax benefit	$24,297	$21,693	$52,219	$37,496

The income tax benefit in the respective periods primarily consisted of tax benefits related to the share-based compensation expense for the period and direct tax benefit realized, including net excess tax benefits recognized from share-based awards vested or exercised during the period.

Share-based compensation costs capitalized as part of inventory were $2.0 million and $1.8 million for the three months ended September 30, 2025 and 2024, respectively, and $4.8 million and $4.3 million for the six months ended September 30, 2025 and 2024, respectively.

Defined Benefit Plans

Certain subsidiaries of the Company sponsor defined benefit pension plans or non-retirement post-employment benefits covering substantially all of their employees. Benefits are provided based on employees’ years of service and earnings, or in accordance with applicable employee benefit regulations. The Company’s practice is to fund amounts sufficient to meet the requirements set forth in the applicable employee benefit and tax regulations. The costs of $1.8 million recorded for each of the three months ended September 30, 2025 and 2024, and $3.5 million recorded for each of the six months ended September 30, 2025 and 2024, were primarily related to service costs.

Note 4 — Income Taxes

The Company is incorporated in Switzerland but operates in various countries with differing tax laws and rates. Further, a portion of the Company’s income before taxes and the provision for income taxes is generated outside of Switzerland.

The income tax provision for the three and six months ended September 30, 2025 was $32.4 million and $60.9 million based on an effective income tax rate of 15.9% and 16.1% of pre-tax income, respectively. The income tax provision for the same periods ended September 30, 2024 was $30.6 million and $56.1 million based on an effective income tax rate of 17.4% and 16.3% of pre-tax income, respectively. The change in the effective income tax rate for the three and six months ended September 30, 2025, compared with the same periods ended September 30, 2024, was primarily due to the change in the mix of income and losses in the various tax jurisdictions in which the Company operates and less tax incentives for foreign derived intangible income and R&D as compared to prior period, offset by return to provision adjustments.

The change in the effective income tax rate for the three and six months ended September 30, 2025, compared with the same periods ended September 30, 2024, was primarily due to the change in the mix of income and losses in the various tax jurisdictions in which the Company operates and less tax incentives for foreign derived intangible income and R&D as compared to prior period, offset with a change in uncertain tax positions.

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

For the three months ended September 30, 2025, the Company assessed its exposure to the OECD Pillar Two global minimum tax rules. The Company has determined that, for the fiscal year 2026, most jurisdictions in which it operates should qualify for the transitional Country-by-Country Reporting ("CbCR") safe harbor, as outlined in the OECD Administrative Guidance and enacted domestic legislation. The Company's CbCR has been prepared in accordance with the requirements for a Qualified CbCR, using qualified financial statements. Based on this data, most jurisdictions continue to meet safe harbor qualifications at 16% tax rates, and therefore, the Company is only required to perform a detailed Pillar Two top-up tax calculation for limited jurisdictions. The estimated top up tax for fiscal year 2026 is not material and has been included in the calculation of the Company's annual effective tax rate. The OECD and participating countries continue to issue underlying rules and administrative guidance related to Pillar Two, and the Company continues to monitor the relevant developments.

Note 5 — Balance Sheet Components

The following table presents the components of certain balance sheet asset amounts (in thousands):

	September 30, 2025	March 31, 2025
Accounts receivable, net:
Accounts receivable	$1,017,821	$708,693
Allowance for cooperative marketing arrangements	(56,844)	(44,457)
Allowance for customer incentive programs	(82,885)	(66,564)
Allowance for pricing programs	(135,138)	(105,876)
Other allowances	(39,059)	(37,250)
	$703,895	$454,546
Inventories:
Raw materials	$38,232	$48,699
Finished goods	479,441	455,048
	$517,673	$503,747
Other current assets:
Value-added tax ("VAT") receivables	$50,515	$46,332
Prepaid expenses and other assets	101,861	84,879
	$152,376	$131,211
Property, plant and equipment, net:
Property, plant and equipment	$569,591	$543,747
Less: accumulated depreciation and amortization	(451,373)	(429,889)
	$118,218	$113,858
Other assets:
Deferred tax assets	$204,703	$202,180
Right-of-use assets	77,639	75,239
Investments for deferred compensation plan	33,183	29,006
Investments in privately held companies	28,466	27,980
Other assets	13,207	9,672
	$357,198	$344,077

The following table presents the components of certain balance sheet liability amounts (in thousands):

	September 30, 2025	March 31, 2025
Accrued and other current liabilities:
Accrued customer marketing, pricing and incentive programs	$229,938	$173,401
Accrued personnel expenses	118,580	180,763
VAT payable	36,782	29,648
Warranty liabilities	35,738	34,428
Deferred revenue (1)	34,560	25,798
Accrued sales return liability	26,475	27,913
Accrued loss for inventory purchase commitments	26,422	19,614
Income taxes payable	20,663	26,841
Operating lease liabilities	17,542	15,780
Other current liabilities	151,355	152,317
	$698,055	$686,503
Other non-current liabilities:
Operating lease liabilities	$77,712	$76,622
Employee benefit plan obligations	60,441	57,338
Deferred revenue (1)	48,294	38,216
Obligation for deferred compensation plan	33,183	29,006
Warranty liabilities	14,453	14,756
Other non-current liabilities	5,560	5,574
	$239,643	$221,512
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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis, excluding assets related to the Company’s defined benefit pension plans, classified by the level within the fair value hierarchy (in thousands):

	September 30, 2025			March 31, 2025
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$550,128	$—	$—	$852,467	$—	$—
Investments for deferred compensation plan included in other assets:
Cash	$78	$—	$—	$90	$—	$—
Common stock	839	—	—	540	—	—
Money market funds	7,863	—	—	7,359	—	—
Mutual funds	24,403	—	—	21,017	—	—
Total investments for deferred compensation plan	$33,183	$—	$—	$29,006	$—	$—

Currency derivative assets included in other current assets	$—	$—	$—	$—	$90	$—

Liabilities:
Currency derivative liabilities included in accrued and other current liabilities	$—	$3,857	$—	$—	$2,849	$—

Investments for Deferred Compensation Plan

The marketable securities for the Company's deferred compensation plan were recorded at a fair value of $33.2 million and $29.0 million, as of September 30, 2025 and March 31, 2025, respectively, based on quoted market prices. Quoted market prices are observable inputs that are classified as Level 1 within the fair value hierarchy. Unrealized gains (losses) related to marketable securities for the three and six months ended September 30, 2025 and 2024 were not material and are included in other income (expense), net and corresponding changes in the deferred compensation liability were included in operating expenses and cost of goods sold, in the Company's condensed consolidated statements of operations.

Equity Method Investments

The Company has certain non-marketable investments included in other assets that are accounted for as equity method investments, with a carrying value of $18.8 million and $18.4 million as of September 30, 2025 and March 31, 2025, respectively. Income (loss) related to equity method investments for the three and six months ended September 30, 2025 and 2024 were not material and are included in other income (expense), net in the Company's condensed consolidated statements of operations. There was no impairment of equity method investments during the three and six months ended September 30, 2025 and 2024.

Assets Measured at Fair Value on a Nonrecurring Basis

Financial Assets

The Company has certain equity investments without readily determinable fair values due to the absence of quoted market prices, the inherent lack of liquidity, and the fact that inputs used to measure fair value are unobservable and require management's judgment. When certain events or circumstances indicate that impairment may exist, the Company revalues the investments using various assumptions, including the financial metrics and ratios of comparable public companies. The carrying value is also adjusted for observable price changes with the same or similar security from the same issuer. The amount of these equity investments without readily determinable fair value included in other assets was $8.8 million as of September 30, 2025 and March 31, 2025. There was no impairment of these equity investments during the three and six months ended September 30, 2025. The impairment charges related to the equity investments were not material during the three and six months ended September 30, 2024.

Non-Financial Assets

Goodwill, intangible assets, and property, plant and equipment, are not required to be measured at fair value on a recurring basis. However, if the Company is required to evaluate these non-financial assets for impairment, whether due to certain triggering events or because of the required annual impairment test, and a resulting impairment is recorded to reduce the carrying value to the fair value, the non-financial assets are measured at fair value during such period. There was no impairment of non-financial assets during the three and six months ended September 30, 2025 and 2024.

Note 7 — Derivative Financial Instruments

Under certain agreements with the respective counterparties to the Company’s derivative contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, the Company presents its derivative assets and derivative liabilities on a gross basis in other current assets and accrued and other current liabilities, respectively, on the condensed consolidated balance sheets as of September 30, 2025 and March 31, 2025. See Note 6 for the fair values of the Company’s derivative instruments as of September 30, 2025 and March 31, 2025.

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

The notional amounts of foreign currency exchange forward contracts outstanding related to forecasted inventory purchases were $301.0 million and $74.6 million as of September 30, 2025 and March 31, 2025, respectively. The Company had $6.8 million of net loss related to its cash flow hedges included in accumulated other comprehensive loss as of September 30, 2025, which will be reclassified into earnings within the next twelve months.

The following table presents the amounts of gain (loss) on the Company’s derivative instruments designated as hedging instruments for the three and six months ended September 30, 2025 and 2024 and their locations on its condensed consolidated statements of operations and condensed consolidated statements of comprehensive income (in thousands):

	Three Months Ended September 30,
	Amount of Gain (Loss) Deferred as a Component of Accumulated Other Comprehensive Loss		Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Loss to Costs of Goods Sold
	2025	2024	2025	2024
Cash flow hedges	$589	$(2,931)	$5,961	$(906)

	Six Months Ended September 30,
	Amount of Loss Deferred as a Component of Accumulated Other Comprehensive Loss		Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Loss to Costs of Goods Sold
	2025	2024	2025	2024
Cash flow hedges	$(11,760)	$(1,349)	$7,963	$(1,639)

The Company presents the earnings impact from forward points in the same line item that is used to present the earnings impact of the hedged item, i.e., cost of goods sold, for hedging forecasted inventory purchases and such amount is not material for all periods presented.

Other Derivatives

The Company also enters into foreign currency exchange forward and swap contracts to reduce the short-term effects of currency exchange rate fluctuations on certain receivables or payables denominated in currencies other than the functional currencies of its subsidiaries. These contracts generally mature within approximately one month. The primary risk managed by using forward and swap contracts is the currency exchange rate risk. The gains or losses on these contracts are not material and are included in other income (expense), net, in the condensed consolidated statements of operations based on the changes in fair value. The notional amounts of these contracts outstanding as of September 30, 2025 and March 31, 2025 were $129.5 million and $131.8 million, respectively.

The fair value of all foreign currency exchange forward and swap contracts is determined based on observable market transactions of spot currency rates and forward rates. Cash flows from these contracts are classified as operating activities in the condensed consolidated statements of cash flows.

Note 8 — Goodwill and Other Intangible Assets

The Company conducts its impairment analysis of goodwill annually at December 31 or more frequently if changes in facts and circumstances indicate that it is more likely than not that the fair value of the Company’s reporting unit may be less than its carrying amount. There have been no triggering events identified affecting the valuation of goodwill and intangible assets during the three and six months ended September 30, 2025 and 2024.

The following table summarizes the activities in the Company’s goodwill balance (in thousands):

As of March 31, 2025	$463,230
Effects of foreign currency translation	2,522
As of September 30, 2025	$465,752

The Company's acquired intangible assets were as follows (in thousands):

	September 30, 2025			March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	$32,390	$(29,994)	$2,396	$32,390	$(28,675)	$3,715
Developed technology	107,421	(100,727)	6,694	107,421	(96,464)	10,957
Customer contracts/relationships	69,087	(61,766)	7,321	69,087	(58,646)	10,441
Effects of foreign currency translation	669	(774)	(105)	(620)	137	(483)
Total	$209,567	$(193,261)	$16,306	$208,278	$(183,648)	$24,630

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

The Credit Agreement contains a maximum net debt to adjusted EBITDA ratio, compliance with which is a condition to the Company's ability to borrow. Borrowings under the Credit Agreement will bear interest at a rate determined by reference to benchmark rates plus an applicable spread (ranging from 0% to 1.5%) based on the Company's net leverage ratio or credit rating at the time of the borrowing. Undrawn balances available under the Credit Agreement are subject to commitment fees at the applicable rate determined by reference to the Company's net leverage ratio or credit rating. There has been no borrowing outstanding under the Credit Agreement as of September 30, 2025.

In addition, the Company had several uncommitted, unsecured bank lines of credit and letters of credit aggregating to $160.9 million and $172.2 million as of September 30, 2025 and March 31, 2025, respectively. There are no financial covenants under the lines of credit with which the Company must comply. There was no borrowing outstanding under the lines of credit as of September 30, 2025 or March 31, 2025. As of September 30, 2025 and March 31, 2025, the Company had outstanding bank guarantees of $11.7 million and $12.1 million, respectively.

Note 10 — Commitments and Contingencies

Product Warranties

Changes in the Company’s warranty liabilities for the three and six months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Beginning of the period	$50,206	$44,502	$49,184	$44,654
Provision	10,372	11,776	18,994	21,962
Settlements	(10,392)	(9,975)	(18,641)	(20,013)
Effects of foreign currency translation	5	530	654	230
End of the period	$50,191	$46,833	$50,191	$46,833

Indemnifications

The Company indemnifies certain of its suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of September 30, 2025, no material amounts have been accrued for these indemnification provisions. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under its indemnification arrangements.

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

Note 11 — Shareholders’ Equity

Share Capital

As of September 30, 2025, the Company's nominal share capital is CHF 40.2 million, consisting of 160,784,460 issued shares with a par value of CHF 0.25 each, of which 13,889,105 were held in treasury shares.

The capital band under Swiss law allows a company's board of directors to adjust the company's share capital within a predefined range based on a general authority granted by the company's shareholders. At the 2023 Annual General Meeting ("AGM"), the Company's shareholders approved an amendment to the Company’s Articles of Incorporation to introduce a capital band provision authorizing the Board of Directors to adjust the Company's share capital, without additional shareholder approval, within a range of 155,795,958 registered shares to 190,417,282 registered shares for a five-year period ending on September 13, 2028. At the 2025 AGM, the Company's shareholders approved a renewal of the capital band, setting a new range of 144,706,014 registered shares to 176,862,906 registered shares for a five-year period ending on September 9, 2030. The amendment became effective on October 1, 2025.

In addition, the Company has reserved conditional capital (1) up to 25,000,000 shares for potential issuance for the exercise of rights granted under the Company's employee equity incentive plans, and (2) up to 25,000,000 shares for issuance to cover any conversion rights under any potential future convertible bond issuance.

Share Repurchases

In June 2023, the Company's Board of Directors approved a three-year share repurchase program, which allows the Company to use up to $1.0 billion to repurchase its shares. The 2023 share repurchase program enables the Company to repurchase shares for cancellation, as well as to support equity incentive plans or potential acquisitions. The Swiss Takeover Board approved the 2023 share repurchase program in July 2023 and the program became effective on July 28, 2023. In March 2025, the Company's Board of Directors approved an increase of $600.0 million to the 2023 share repurchase program, to an aggregate amount of $1.6 billion. The Swiss Takeover Board approved this increase in April 2025 and it became effective on April 2, 2025. As of September 30, 2025, $432.7 million was available for repurchase under the 2023 share repurchase program.

The following table summarizes the Company's share repurchase activities for the six months ended September 30, 2025 and 2024 were as follows (in thousands):

	Six Months Ended September 30,
	2025	2024
2023 Share Repurchase Program:
Number of shares repurchased (1)	2,471	2,900
Aggregate cost of shares repurchased (1) (2)	$215,802	$262,119
(1) All shares were repurchased for cancellation.
(2) Includes an aggregate cost of $6.3 million and $18.4 million, respectively, that was not yet paid as of September 30, 2025 and 2024.

Swiss law limits a company’s ability to hold or repurchase its own shares. The aggregate par value of all shares held in treasury by the Company and its subsidiaries may not exceed 10% of the share capital of the Company, which for the Company corresponds to approximately 16.1 million registered shares as of September 30, 2025. This limitation does not apply to shares repurchased for cancellation, due to the Board of Directors’ authority under the Company’s capital band set forth in the Company’s Articles of Incorporation. As of September 30, 2025, the Company had a total of 13.9 million shares held in treasury stock, which includes 0.9 million shares that have been repurchased for cancellation and 13.0 million shares that have been purchased to support equity incentive plans or potential acquisitions.

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

Share Cancellation

In June 2025, the Company's Board of Directors approved the cancellation of 8.2 million treasury shares, which were repurchased under the 2023 share repurchase program in fiscal year 2025 and the first quarter of fiscal year 2026, for an aggregate cost of $712.2 million. The cancellation became effective in the second quarter of fiscal year 2026, and as a result, both the number of registered shares issued and the number of treasury shares decreased by 8.2 million shares. Upon cancellation of these shares, the Company deducted the par value from registered shares and reflected the excess of share repurchase cost over par value as a reduction to retained earnings.

Dividends

During the three and six months ended September 30, 2025, the Company declared cash dividends of CHF 1.26 (USD equivalent of $1.58 based on the exchange rate on the date of declaration) per share and paid a total of $233.1 million on the Company's outstanding shares. During the three and six months ended September 30, 2024, the Company declared cash dividends of CHF 1.16 (USD equivalent of $1.37 based on the exchange rate on the date of declaration) per share and paid a total of $207.9 million on the Company's outstanding shares.

Any future dividends will be subject to approval of the Company's shareholders.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	Currency Translation Adjustment	Defined Benefit Plans	Deferred Hedging Losses	Total
March 31, 2025	$(118,652)	$(25,276)	$(3,024)	$(146,952)
Other comprehensive income (loss)	24,605	(350)	(3,797)	20,458
September 30, 2025	$(94,047)	$(25,626)	$(6,821)	$(126,494)

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

The following table presents segment revenue, significant segment expenses, and net income (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Net sales	$1,186,056	$1,116,034	$2,333,759	$2,204,251
Less: Significant segment expenses
Cost of goods sold (1)	666,059	623,589	1,330,271	1,240,508
Marketing and selling (1)	186,852	191,394	368,718	376,448
Research and development (1)	70,444	71,138	138,680	140,706
General and administrative (1)	32,656	37,142	64,286	71,383
Less: other segment items
Share-based compensation expense	30,312	26,469	63,140	49,874
Amortization of intangible assets and acquisition-related costs	4,000	5,177	8,795	10,322
Interest income	(11,828)	(14,637)	(23,057)	(30,427)
Other (2)	4,506	(304)	5,386	1,980
Provision for income taxes	32,385	30,583	60,855	56,141
Net income	$170,670	$145,483	$316,685	$287,316
(1) The difference between the amounts included in the table above and the amounts included in the condensed consolidated statements of operations is related to share-based compensation expense (see Note 3).
(2) Includes restructuring charges, net, and other income (expense), net.

Sales by product category for the three and six months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Gaming (1)	$323,305	$300,470	$639,180	$609,945
Keyboards & Combos	235,870	209,936	458,362	425,269
Pointing Devices	221,094	195,936	416,874	385,882
Video Collaboration	167,677	159,660	334,393	306,702
Webcams	83,301	80,249	167,676	153,153
Tablet Accessories	85,061	85,614	176,288	164,153
Headsets	43,498	46,916	89,020	91,152
Other (2)	26,250	37,253	51,966	67,995
Total Sales	$1,186,056	$1,116,034	$2,333,759	$2,204,251
(1) Gaming includes streaming services revenue generated by Streamlabs.
(2) Other primarily consists of mobile speakers and PC speakers.

Sales by geographic region (based on the customers’ locations) for the three and six months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Americas	$462,736	$480,081	$924,426	$965,370
EMEA	382,377	351,886	729,217	661,703
Asia Pacific	340,943	284,067	680,116	577,178
Total Sales	$1,186,056	$1,116,034	$2,333,759	$2,204,251

Revenue from sales to customers in the United States, Germany and China each represented 10% or more of the total consolidated sales for each of the three and six months ended September 30, 2025 and 2024. No other countries represented 10% or more of the Company’s total consolidated sales for the periods presented herein.

Switzerland, the Company’s country of domicile, represented 4% of the Company's total consolidated sales for each of the three and six months ended September 30, 2025, and 3% of the Company's total consolidated sales for each of the three and six months ended September 30, 2024.

Three customers of the Company each represented 10% or more of the total consolidated gross sales for each of the three and six months ended September 30, 2025 and 2024.

Property, plant and equipment, net (excluding software) and right-of-use assets by geographic region were as follows (in thousands):

	September 30, 2025	March 31, 2025
Americas	$61,779	$61,521
EMEA	50,919	47,874
Asia Pacific	65,792	60,710
Total	$178,490	$170,105

Property, plant and equipment, net (excluding software) and right-of-use assets in the United States and China, were $60.2 million and $48.3 million, respectively, as of September 30, 2025. Property, plant and equipment, net (excluding software) and right-of-use assets in the United States and China were $60.0 million and $43.4 million, respectively, as of March 31, 2025.

Property, plant and equipment, net (excluding software) and right-of-use assets in Switzerland, the Company’s country of domicile, were $25.9 million and $24.1 million as of September 30, 2025 and March 31, 2025, respectively. No other countries represented more than 10% of the Company’s total property, plant and equipment, net (excluding software) and right-of-use assets as of September 30, 2025 or March 31, 2025.

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
•Changes in trade regulations, policies and agreements and the imposition of tariffs or other trade restrictions that affect our products or operations, including potential new tariffs that may be imposed on U.S. imports, and our ability to mitigate;
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

Forward-looking statements also include, among others, statements that include the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “predict,” “should,” “will,” and similar language. These statements reflect our views and assumptions as of the date of this Quarterly Report on Form 10-Q. All forward-looking statements involve risks and uncertainties that could cause our actual performance to differ materially from those anticipated in the forward-looking statements depending on a variety of factors. Important information as to these factors can be found in this Quarterly Report on Form 10-Q under the headings of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Company Overview,” “Critical Accounting Estimates,” and “Liquidity and Capital Resources,” among others. Factors that might cause or contribute to such differences include, but are not limited to, those discussed under Part II, Item 1A “Risk Factors” as well as elsewhere in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended March 31, 2025, and in our other filings with the U.S. Securities and Exchange Commission, or “SEC.” You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update the forward-looking statements made in this document to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law.

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
Impacts of Macroeconomic and Geopolitical Conditions on our Business
In 2025, the United States introduced trade policy actions that have increased import tariffs across a wide range of countries at various rates, with certain exemptions. These tariff policies in the U.S. and responsive policies enacted in other countries are evolving. The incremental tariffs have had and may continue to have an adverse impact on our results of operations. In addition, our business has continued to be impacted by ongoing macroeconomic and geopolitical conditions. These conditions include inflation, interest rate and foreign currency fluctuations, uncertainty in consumer and enterprise demand, low economic growth in certain regions, changes in fiscal policies and geopolitical conflicts.
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
Summary of Financial Results
Our sales were $1,186.1 million and $2,333.8 million for the three and six months ended September 30, 2025, respectively, an increase of 6% compared to $1,116.0 million and $2,204.3 million for the three and six months ended September 30, 2024, respectively, primarily due to an increase in sales for Keyboards & Combos, Pointing Devices, and Gaming. Our sales for the three and six months ended September 30, 2025, compared to the same periods ended September 30, 2024, benefited from improved demand in the Asia Pacific and EMEA regions.
Sales for the three months ended September 30, 2025 increased 20% and 9% in the Asia Pacific and EMEA regions, respectively, and decreased 4% in the Americas region, compared to the three months ended September 30, 2024. Sales for the six months ended September 30, 2025 increased 18% and 10% in the Asia Pacific and EMEA regions, respectively, and decreased 4% in the Americas region, compared to the six months ended September 30, 2024.
Gross margin was 43.4% for the three months ended September 30, 2025 and decreased by 20 basis points, compared to the three months ended September 30, 2024. Gross margin was 42.6% for the six months ended September 30, 2025 and decreased by 60 basis points, compared to the six months ended September 30, 2024. The decrease in gross margin for both the three-month and six-month periods was primarily driven by higher promotional spend and increased tariffs, partially offset by favorable impacts from product cost reductions and price increases in North America.
Operating expenses for the three months ended September 30, 2025 were $323.2 million, or 27.2% of sales, compared to $325.2 million, or 29.1% of sales, for the three months ended September 30, 2024. Operating expenses for the six months ended September 30, 2025 were $640.0 million, or 27.4% of sales, compared to $638.0 million, or 28.9% of sales, for the six months ended September 30, 2024.
We had an income tax provision of $32.4 million and $30.6 million for the three months ended September 30, 2025 and 2024, respectively. We had an income tax provision of $60.9 million and $56.1 million for the six months ended September 30, 2025 and 2024, respectively.
Net income for the three and six months ended September 30, 2025 was $170.7 million and $316.7 million, respectively, compared to $145.5 million and $287.3 million, for the three and six months ended September 30, 2024, respectively.
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
There have been no material changes in our critical accounting estimates during the six months ended September 30, 2025 compared with the critical accounting estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.
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
Results of Operations

Net Sales

Our sales for the three and six months ended September 30, 2025 increased 6%, compared to the three and six months ended September 30, 2024, primarily due to an increase in sales for Keyboards & Combos, Pointing Devices, and Gaming. Our sales for the three and six months ended September 30, 2025, compared to the same periods ended September 30, 2024, benefited from improved demand in the Asia Pacific and EMEA regions. If currency exchange rates had been constant in the three and six months ended September 30, 2025 and 2024, our sales growth rates in constant currency would have been 4% for both the three-month and six-month periods.

Sales Denominated in Other Currencies

Although our financial results are reported in U.S. Dollars, a portion of our sales was generated in currencies other than the U.S. Dollar, such as the Euro, Chinese Renminbi, Japanese Yen, Australian Dollar, Canadian Dollar, Pound Sterling and Brazilian Real. During the three months ended September 30, 2025, approximately 53% of our sales were denominated in currencies other than the U.S. Dollar.

Sales by Region

The following table presents the change in sales by region for the three and six months ended September 30, 2025, compared with the three and six months ended September 30, 2024:

	Sales Growth Rate		Constant Dollar Sales Growth Rate
	Three Months Ended September 30, 2025	Six Months Ended September 30, 2025	Three Months Ended September 30, 2025	Six Months Ended September 30, 2025
Americas	(4)%	(4)%	(4)%	(4)%
EMEA	9%	10%	3%	5%
Asia Pacific	20%	18%	19%	17%

Americas:

The decrease in sales in the Americas region for the three-month period presented above was primarily driven by a decrease in sales for Gaming and Tablet Accessories, offset by an increase in sales for Pointing Devices. The decrease in sales in the Americas region for the six-month period presented above was primarily driven by a decrease in sales for Gaming. The decline in Gaming sales in both the three-month and six-month periods resulted mainly from the competitive pricing environment in North America.

EMEA:

The increase in sales in the EMEA region for the three-month period presented above was primarily driven by an increase in sales for Keyboards & Combos, Pointing Devices, and Video Collaboration. The increase in sales in the EMEA region for the six-month period presented above was primarily driven by an increase in sales for Keyboards & Combos, Video Collaboration, Pointing Devices, and Gaming.

Asia Pacific:

The increase in sales in the Asia Pacific region for the three and six-month period presented above was primarily driven by an increase in sales for Gaming and Tablet Accessories.

Sales by Product Category

Sales by product category for the three and six months ended September 30, 2025 and 2024 were as follows (Dollars in thousands):

	Three Months Ended September 30,			Six Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Gaming (1)	$323,305	$300,470	8%	$639,180	$609,945	5%
Keyboards & Combos	235,870	209,936	12	458,362	425,269	8
Pointing Devices	221,094	195,936	13	416,874	385,882	8
Video Collaboration	167,677	159,660	5	334,393	306,702	9
Webcams	83,301	80,249	4	167,676	153,153	9
Tablet Accessories	85,061	85,614	(1)	176,288	164,153	7
Headsets	43,498	46,916	(7)	89,020	91,152	(2)
Other (2)	26,250	37,253	(30)	51,966	67,995	(24)
Total Sales	$1,186,056	$1,116,034	6%	$2,333,759	$2,204,251	6%
(1) Gaming includes streaming services revenue generated by Streamlabs.
(2) Other primarily consists of mobile speakers and PC speakers.

Gaming

Our Gaming category includes gaming mice, steering wheels, headsets, keyboards, console gaming headsets, microphones and Streamlabs services.

Sales of Gaming increased 8% and 5% for the three and six months ended September 30, 2025, compared to the three and six months ended September 30, 2024, respectively, primarily driven by an increase in sales of gaming mice, partially offset by decreases in other gaming products.

Keyboards & Combos

Our Keyboards & Combos category includes PC keyboards and keyboard/mice combo products.

Sales of Keyboards & Combos increased 12% and 8% for the three and six months ended September 30, 2025, compared to the three and six months ended September 30, 2024, respectively, primarily driven by an increase in sales of cordless combo products.

Pointing Devices

Our Pointing Devices category includes PC- and Mac-related mice including trackballs and presentation tools.

Sales of Pointing Devices increased 13% and 8% for the three and six months ended September 30, 2025, compared to the three and six months ended September 30, 2024, respectively, primarily driven by an increase in sales of cordless mice.

Video Collaboration

Our Video Collaboration category includes Logitech’s conference room cameras, which combine affordable enterprise-quality audio and high definition 4K video to bring video conferencing to a variety of room sizes.

Sales of Video Collaboration increased 5% and 9% for the three and six months ended September 30, 2025, compared to the three and six months ended September 30, 2024, respectively, primarily due to an increase in sales of conference room cameras.

Webcams

Our Webcams category includes PC-based webcams including streaming cameras and VC webcams that turn any desktop into an instant collaboration space.

Sales of Webcams increased 4% and 9% for the three and six months ended September 30, 2025, compared to the three and six months ended September 30, 2024, respectively, primarily driven by an increase in sales of our PC-based webcams, partially offset by a decrease in sales of our VC webcams and streaming cameras.

Tablet Accessories

Our Tablet Accessories category primarily includes tablet keyboards.

Sales of Tablet Accessories remained relatively flat for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. Sales of Tablet Accessories increased 7% for the six months ended September 30, 2025, compared to the six months ended September 30, 2024, primarily benefiting from strong demand from the education sector.

Headsets

Our Headsets category includes PC and VC headsets, in-ear headphones, and premium wireless earbuds.

Sales of Headsets decreased 7% and 2% for the three and six months ended September 30, 2025, compared to the three and six months ended September 30, 2024, respectively, primarily driven by a decrease in sales of corded PC headsets.

Other

Our Other category primarily consists of mobile speakers and PC speakers.

Sales in Other category decreased 30% and 24% for the three and six months ended September 30, 2025, respectively, compared to the three and six months ended September 30, 2024, primarily driven by a decline in sales of mobile speakers.

Gross Profit

Gross profit for the three and six months ended September 30, 2025 and 2024 was as follows (Dollars in thousands):

	Three Months Ended September 30,			Six Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Net sales	$1,186,056	$1,116,034	6%	$2,333,759	$2,204,251	6%
Gross profit	$514,456	$486,091	6%	$993,418	$952,349	4%
Gross margin	43.4%	43.6%		42.6%	43.2%

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
Gross margin was 43.4% for the three months ended September 30, 2025 and decreased by 20 basis points, compared to the three months ended September 30, 2024. Gross margin was 42.6% for the six months ended September 30, 2025 and decreased by 60 basis points, compared to the six months ended September 30, 2024. The decrease in gross margin for both the three-month and six-month periods was primarily driven by higher promotional spend and increased tariffs, partially offset by favorable impacts from product cost reductions and price increases in North America.

Operating Expenses

Operating expenses for the three and six months ended September 30, 2025 and 2024 were as follows (Dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Marketing and selling	$198,993	$201,863	$394,789	$398,768
% of sales	16.8%	18.1%	16.9%	18.1%
Research and development	76,110	76,205	150,697	151,512
% of sales	6.4%	6.8%	6.5%	6.9%
General and administrative	41,802	44,173	83,599	81,631
% of sales	3.5%	4.0%	3.6%	3.7%
Amortization of intangible assets and acquisition-related costs	1,818	2,725	4,464	5,428
% of sales	0.1%	0.2%	0.1%	0.2%
Restructuring charges, net	4,442	229	6,484	615
% of sales	0.4%	—%	0.3%	—%
Total operating expenses	$323,165	$325,195	$640,033	$637,954
% of sales	27.2%	29.1%	27.4%	28.9%

Operating expenses remained relatively flat during the three and six months ended September 30, 2025, compared to the three and six months ended September 30, 2024, reflecting our efforts to reduce operating expenses in order to offset higher tariff costs.

Marketing and Selling

Marketing and selling expenses consist of personnel and related overhead costs, corporate and product marketing, promotions, advertising, trade shows, technical support for customer experiences and facilities costs.

During the three and six months ended September 30, 2025, marketing and selling expenses remained relatively flat, compared to the three and six months ended September 30, 2024, respectively.

Research and Development

Research and development expenses consist of personnel and related overhead costs for contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.

During the three and six months ended September 30, 2025, research and development expenses remained relatively flat, as we continued to invest in innovation at a similar level as compared to the three and six months ended September 30, 2024, respectively.

General and Administrative

General and administrative expenses primarily consist of personnel and related overhead, information technology, and facilities costs for the infrastructure functions such as finance, information systems, executives, human resources and legal.

During the three months ended September 30, 2025, general and administrative expenses decreased $2.4 million, compared to the three months ended September 30, 2024, primarily driven by lower third-party spend resulting from our cost saving efforts. During the six months ended September 30, 2025, general and administrative expenses increased $2.0 million, compared to the six months ended September 30, 2024, primarily driven by higher performance-based stock compensation expense, partially offset by lower third-party spend.

Amortization of Intangible Assets and Acquisition-Related Costs

Amortization of intangible assets consists of amortization of acquired intangible assets, including customer relationships and trademarks and trade names. Acquisition-related costs include legal expenses, due diligence costs, and other professional costs incurred for business acquisitions.

During the three and six months ended September 30, 2025, amortization of intangible assets and acquisition-related costs decreased $0.9 million and $1.0 million, respectively, compared to the three and six months ended September 30, 2024, driven by full amortization of certain intangible assets.

Restructuring Charges, Net

The restructuring charges, net, for the three and six months ended September 30, 2025 were related to costs incurred as a result of our restructuring plan initiated during the fourth quarter of fiscal year 2025, which is expected to be substantially completed in fiscal 2026. The restructuring charges, net, for the three and six months ended September 30, 2024, were related to costs incurred as a result of our restructuring plan initiated during fiscal year 2023, which was substantially completed during fiscal year 2024.

Interest Income

Interest income for the three and six months ended September 30, 2025 and 2024 was as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Interest income	$11,828	$14,637	$23,057	$30,427

We invest in highly liquid instruments with an original maturity of three months or less at the date of purchase, which are classified as cash equivalents. During the three and six months ended September 30, 2025, interest income decreased $2.8 million and $7.4 million, respectively, compared to the three and six months ended September 30, 2024, primarily driven by a decrease in interest rates.

Other Income (Expense), Net

Other income (expense), net, for the three and six months ended September 30, 2025 and 2024 was as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Investment gain related to the deferred compensation plan	$1,890	$1,613	$3,950	$2,060
Currency exchange loss, net	(3,110)	(1,473)	(5,113)	(3,791)
Loss on investments, net	(104)	(413)	(497)	(1,599)
Non-service cost net pension income and other	1,260	806	2,758	1,965
Total	$(64)	$533	$1,098	$(1,365)

Investment gain related to the deferred compensation plan represents earnings, gains, and losses on marketable securities related to a deferred compensation plan offered by one of our subsidiaries. The increase in investment gain for three and six months ended September 30, 2025, compared to the three and six months ended September 30, 2024, primarily relates to the change in market performance of the underlying securities.

Currency exchange loss, net, relates to balances denominated in currencies other than the functional currency in our subsidiaries, as well as the sale of currencies, and gains or losses recognized on currency exchange forward contracts. We do not speculate in currency positions, but we are alert to opportunities to maximize currency exchange gains and minimize currency exchange losses. The loss for the three and six months ended

September 30, 2025 was primarily due to fluctuations in currency exchange rates of the New Taiwan dollar and Swiss Franc against the U.S. Dollar. The loss for the three months ended September 30, 2024 was primarily due to fluctuations in the currency exchange rates of the Chinese Renminbi against the U.S. Dollar. The loss for the six months ended September 30, 2024 was primarily due to fluctuations in currency exchange rates of the Chinese Renminbi and Mexican Peso against the U.S. Dollar.

Loss on investments, net, includes unrealized gain (loss) from the change in fair value of investments, income (loss) on equity-method investments and impairment of investments during the periods presented, as applicable. The loss on investments, net, for the three and six months ended September 30, 2025 and 2024 were not material.

Provision for Income Taxes

The provision for income taxes and effective income tax rates for the three and six months ended September 30, 2025 and 2024 were as follows (Dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Provision for income taxes	$32,385	$30,583	$60,855	$56,141
Effective income tax rate	15.9%	17.4%	16.1%	16.3%

The change in the effective income tax rate for the three and six months ended September 30, 2025, compared with the three and six months ended September 30, 2024, was primarily due to the change in the mix of income and losses in the various tax jurisdictions in which we operate and less tax incentives for foreign derived intangible income and R&D as compared to prior period, offset by return to provision adjustments.

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

For the three months ended September 30, 2025, we assessed our exposure to the OECD Pillar Two global minimum tax rules. We have determined that, for the fiscal year 2026, most jurisdictions in which we operate should qualify for the transitional Country-by-Country Reporting ("CbCR") safe harbor, as outlined in the OECD Administrative Guidance and enacted domestic legislation. Our CbCR has been prepared in accordance with the requirements for a Qualified CbCR, using qualified financial statements. Based on this data, most jurisdictions continue to meet safe harbor qualifications at 16% tax rates, and therefore, we are only required to perform a detailed Pillar Two top-up tax calculation for limited jurisdictions. The estimated top up tax for fiscal year 2026 is not material and has been included in the calculation of our annual effective tax rate. The OECD and participating countries continue to issue underlying rules and administrative guidance related to Pillar Two, and we continue to monitor the relevant developments.

Liquidity and Capital Resources

Cash Balances, Available Borrowings, and Capital Resources

As of September 30, 2025, we had cash and cash equivalents of $1,375.8 million, compared with $1,503.2 million as of March 31, 2025. Our cash and cash equivalents consist of bank demand deposits, short-term time deposits, and U.S. Treasury securities, of which 44% was held in the United States and 31% was held in Switzerland. We do not expect to incur any material adverse tax impact except for what has already been recognized, or to be significantly inhibited by any country in which we do business, from the repatriation of funds to Switzerland, our country of domicile.

As of September 30, 2025, our working capital was $1,468.4 million, compared to $1,491.6 million as of March 31, 2025. The decrease was primarily driven by an increase in accounts payable and a decrease in cash and cash equivalents, partially offset by an increase in accounts receivable and other current assets.

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

The Credit Agreement contains a maximum net debt to adjusted EBITDA ratio, compliance with which is a condition to our ability to borrow. Borrowings under the Credit Agreement will bear interest at a rate determined by reference to benchmark rates plus an applicable spread (ranging from 0% to 1.5%) based on our net leverage ratio or credit rating at the time of the borrowing. Undrawn balances available under the Credit Agreement are subject to commitment fees at the applicable rate determined by reference to our net leverage ratio or credit rating. There has been no borrowing outstanding under the Credit Agreement as of September 30, 2025.

In addition, we had several uncommitted, unsecured bank lines of credit and letters of credit aggregating to $160.9 million as of September 30, 2025. There are no financial covenants under these lines of credit with which we must comply. There was no borrowing outstanding under these lines of credit as of September 30, 2025. As of September 30, 2025, we had outstanding bank guarantees of $11.7 million.

The following tables present selected financial information and statistics as of and for the three months ended September 30, 2025 and 2024 (Dollars in thousands):

	As of September 30,
	2025	2024
Accounts receivable, net	$703,895	$629,278
Accounts payable	$583,308	$555,490
Inventories	$517,673	$520,493

	Three Months Ended September 30,
	2025	2024
Days sales in accounts receivable (“DSO”) (Days)(1)	53	51
Days accounts payable outstanding (“DPO”) (Days)(2)	78	79
Inventory turnover (“ITO”) (x)(3)	5.2	4.8

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

DSO for the three months ended September 30, 2025 increased by 2 days to 53 days, compared to 51 days for the three months ended September 30, 2024, primarily due to timing of sales within the quarter.

DPO for the three months ended September 30, 2025 decreased by 1 day to 78 days, compared to 79 days for the three months ended September 30, 2024, primarily due to improved demand which drove higher inventory purchases.

ITO for the three months ended September 30, 2025 increased by 0.4 to 5.2, compared to 4.8 for the three months ended September 30, 2024, primarily due to improved demand.

If we are not successful in launching and phasing in our new products, or market competition increases, or we are not able to sell the new products at the prices planned, it could have a material impact on our sales, gross profit, operating results including operating cash flow, and inventory turnover in the future.

The following table summarizes our condensed consolidated statements of cash flows (in thousands):

	Six Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$353,882	$342,031
Net cash used in investing activities	(34,294)	(31,326)
Net cash used in financing activities	(457,820)	(474,954)
Effect of exchange rate changes on cash and cash equivalents	10,834	6,683
Net decrease in cash and cash equivalents	$(127,398)	$(157,566)

For the six months ended September 30, 2025, net cash provided by operating activities was $353.9 million resulting from net income of $316.7 million, a favorable impact from adding back non-cash expenses totaling $125.6 million, partially offset by an unfavorable net change in operating assets and liabilities of $88.4 million. Non-cash adjustments were primarily related to share-based compensation expenses, depreciation and amortization, and deferred income taxes. The increase in accounts receivable, net, was primarily driven by higher sales as well as timing of sales within the quarter. The increase in accounts payable was driven by higher inventory purchases to align with demand as well as timing of inventory purchases.

For the six months ended September 30, 2025, net cash used in investing activities was $34.3 million, primarily resulting from $32.8 million of purchases of property, plant, and equipment.

For the six months ended September 30, 2025, net cash used in financing activities was $457.8 million, primarily resulting from payment of cash dividends of $233.1 million and payment for repurchases of our registered shares of $228.3 million.

For the six months ended September 30, 2025, the effect of exchange rate changes on cash and cash equivalents was primarily driven by the exchange rate fluctuations of Swiss Franc, Chinese Renminbi, and Euro, versus the U.S. Dollar.

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

In fiscal year 2026, we paid a cash dividend of CHF 185.1 million (U.S. Dollar amount of $233.1 million based on the exchange rate on the date of payment) out of fiscal year 2025 retained earnings. In fiscal year 2025, we paid a cash dividend of CHF 176.3 million (U.S. Dollar amount of $207.9 million based on the exchange rate on the date of payment) out of fiscal year 2024 retained earnings.

In June 2023, our Board of Directors approved a three-year share repurchase program, which allows us to use up to $1.0 billion to repurchase our shares. The 2023 share repurchase program enables us to repurchase shares for cancellation, as well as to support equity incentive plans or potential acquisitions. The Swiss Takeover Board approved the 2023 share repurchase program in July 2023 and the program became effective on July 28, 2023. In March 2025, our Board of Directors approved an increase of $600.0 million to the 2023 share repurchase program, to an aggregate amount of $1.6 billion. The Swiss Takeover Board approved this increase in April 2025 and it became effective on April 2, 2025. During the six months ended September 30, 2025, we repurchased 2.5 million shares for an aggregate cost of $215.8 million for cancellation under this share repurchase program, of which $6.3 million of the aggregate cost was not paid yet as of September 30, 2025. As of September 30, 2025, $432.7 million was available for repurchase under the 2023 share repurchase program. We plan to target share repurchases of $2 billion over the three-year period ending March 31, 2028, subject to market conditions and regulatory approvals.

Swiss law limits a company’s ability to hold or repurchase its own shares. The aggregate par value of all shares held in treasury by us and our subsidiaries may not exceed 10% of our issued share capital, which corresponds to approximately 16.1 million registered shares as of September 30, 2025. This limitation does not apply to shares repurchased for cancellation, due to the Board of Directors' authority under the capital band set forth in the Company's Articles of Incorporation. As of September 30, 2025, we had a total of 13.9 million shares held in treasury stock, which includes 0.9 million shares that have been repurchased for cancellation and 13.0 million shares that have been purchased to support equity incentive plans or potential acquisitions.

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

Operating Leases Obligations

We lease facilities under operating leases, certain of which require us to pay property taxes, insurance and maintenance costs. Operating leases for facilities are generally renewable at our option and usually include escalation clauses linked to inflation. There have been no material changes to our contractual obligations as previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2025. The remaining terms of our non-cancelable operating leases expire in various years through 2036.

Purchase Commitments

As of September 30, 2025, we had non-cancelable purchase commitments of $461.8 million for inventory purchases made in the normal course of business from original design manufacturers, contract manufacturers and other suppliers, the majority of which are expected to be fulfilled within the next 12 months. We recorded a liability for firm, non-cancelable, and unhedged inventory purchase commitments in excess of anticipated demand or net realizable value consistent with our valuation of excess and obsolete inventory. As of September 30, 2025, the liability for these purchase commitments was $26.4 million and is recorded in accrued and other current liabilities in the condensed consolidated balance sheet.
As of September 30, 2025, we have firm purchase commitments of $19.7 million for capital expenditures primarily related to commitments for tooling and equipment for new and existing products. We expect to continue making capital expenditures in the future to support product development activities and ongoing and expanded operations. Although open purchase commitments are considered enforceable and legally binding, the terms generally allow us to reschedule or adjust our requirements based on business needs prior to delivery of goods or performance of services.

Other Contractual Obligations and Commitments

For further detail about our contractual obligations and commitments, refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

Indemnifications

We indemnify certain suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of September 30, 2025, no material amounts have been accrued for indemnification provisions. We do not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under our indemnification arrangements.

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

Legal Proceedings

From time to time, we are involved in claims and legal proceedings that arise in the ordinary course of our business. For more information about Legal Proceedings, see Part II Item 1 Legal Proceedings of this quarterly report on Form 10-Q for the period ended September 30, 2025.

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

We are exposed to currency exchange rate risk as we transact business in multiple currencies, including exposure related to anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. Dollar. We transact business in approximately 30 currencies worldwide, of which the most significant to operations are the Euro, Chinese Renminbi, Japanese Yen, Australian Dollar, Canadian Dollar, Pound Sterling, and Brazilian Real. For the three months ended September 30, 2025, approximately 53% of our sales were denominated in non-U.S. currencies, with 25% of our sales denominated in Euro. The mix of our costs of goods sold and operating expenses by currency are significantly different from the mix of our sales, with a larger portion denominated in U.S. Dollar and less denominated in Euro and other currencies. A strengthening U.S. Dollar has a more unfavorable impact on our sales compared to the favorable impact on our cost of goods sold and operating expenses, resulting in an adverse impact on our operating results.

We enter into currency forward and swap contracts to reduce the short-term effects of currency fluctuations on certain receivables or payables denominated in currencies other than the functional currencies of our subsidiaries. These contracts generally mature within approximately one month. The gains or losses on these contracts are recognized in earnings based on the changes in fair value.

If an adverse 10% foreign currency exchange rate change had been applied to total monetary assets and liabilities denominated in currencies other than the functional currencies at the balance sheet dates, it would have resulted in an adverse effect on income before income taxes of approximately $20.9 million and $17.2 million as of September 30, 2025 and March 31, 2025, respectively. The adverse effect as of September 30, 2025 and March 31, 2025 is after consideration of the offsetting effect of approximately $12.1 million and $12.4 million, respectively, from foreign exchange contracts in place as of such dates.

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

If the U.S. Dollar had weakened by 10%, the amount recorded in AOCI related to our foreign exchange contracts before tax effect as of September 30, 2025 and March 31, 2025 would have been negatively impacted by approximately $30.1 million and $7.5 million, respectively. The change in the fair value recorded in AOCI would be expected to offset a corresponding foreign currency change in cost of goods sold when the hedged inventory purchases are sold.

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Logitech's management, with the participation of the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the CEO and the CFO have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.   RISK FACTORS

The Company’s business, reputation, results of operations, financial condition and stock price can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2025, under the heading “Risk Factors.” When any one or more of these risks materialize from time to time, the Company’s business, reputation, results of operations, financial condition and stock price can be materially and adversely affected. In the second quarter of fiscal year 2026, there have been no material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2025, except as indicated below.

Changes in trade policy and regulations in the United States and other countries, including changes in trade agreements, the imposition of tariffs or other trade restrictions, and the resulting consequences, may have adverse impacts on our business, results of operations and financial condition.

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

New or increased tariffs or other trade restrictions, or other changes to trade policies and regulations, could adversely affect more or all of our products. There also are risks associated with retaliatory policies and resulting trade wars. We cannot predict future trade policy and regulations in the United States and other countries, the terms of any renegotiated trade agreements or treaties, or tariffs and their impact on our business. A trade war could have a significant adverse effect on world trade and the world economy. Tariffs and other trade restrictions have in the past increased and could in the future increase the price of, limit the amount of, or cause significant delays in our procurement of certain products or components or materials used in our products. For example, certain materials are primarily available in a limited number of countries, including rare earth elements, minerals and metals. Trade disputes, geopolitical tensions, economic circumstances, political conditions, or public health issues may limit our ability to obtain such materials. Although these rare earth and other materials are generally available from multiple suppliers, China is a predominant producer of these materials. China has in the past restricted export of certain of these materials and recently announced further restrictions. China may in the future further expand restrictions or stop exporting these or other materials, and as a result, our suppliers’ ability to obtain such supply may be constrained, and we may be unable to obtain sufficient quantities, or obtain supply in a timely manner, or at a commercially reasonable cost. In any such event, the sales, cost or gross margin of our products may be adversely affected and the demand from our customers for products and services may be diminished. Uncertainty surrounding international trade policy and regulations as well as disputes and protectionist measures could also have an adverse effect on consumer confidence and spending. If we deem it necessary to alter all or a portion of our activities or operations in response to such policies, agreements or tariffs and other trade restrictions, our capital and operating costs may increase.

Our ongoing efforts to address these risks may not be effective and may have long-term adverse effects on our operations and operating results that we may not be able to reverse. Such efforts may also take time to implement or to have an effect and may result in adverse quarterly financial results or fluctuations in our quarterly financial results. As a result, changes in trade policy and regulations in the United States and other countries as well as changes in trade agreements and tariffs or other trade restrictions could adversely affect our business, results of operations and financial condition.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

In the second quarter of fiscal year 2026, the following approved share repurchase program was in place (in thousands):

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
The following table presents certain information related to purchases made by Logitech of its equity securities under the 2023 share repurchase program (in thousands, except per share amounts):

	Total Number of Shares Repurchased (1)		Weighted Average Price Paid Per Share		Remaining Amount that May Yet Be Repurchased under the Programs
During the Three Months Ended September 30, 2025			CHF (LOGN)	USD (LOGI)
Month 1
June 28, 2025 to July 25, 2025
SIX	407	(1)	74.89	N/A	$485,999
Nasdaq	—		N/A	N/A	485,999
Month 2
July 26, 2025 to August 22, 2025
SIX	364	(1)	78.26	N/A	450,721
Nasdaq	—		N/A	N/A	450,721
Month 3
August 23, 2025 to September 26, 2025
SIX	169	(1)	85.21	N/A	432,721
Nasdaq	—		N/A	N/A	432,721
	940		78.05	N/A	$432,721
(1) Shares repurchased on the second trading line on SIX Swiss Exchange for cancellation under the 2023 share repurchase program.
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

ITEM 5.   OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the second quarter of fiscal year 2026, no director or officer, as defined in Rule 16a-1(f), adopted, modified and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

ITEM 6.   EXHIBITS

Exhibit Index

Exhibit No.		Description

3.1		Articles of Incorporation of Logitech International S.A., as amended (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on October 2, 2025 (File No. 000-29174)

31.1		Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2		Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	*	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer

101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF		XBRL Taxonomy Definition Linkbase Document

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

LOGITECH INTERNATIONAL S.A.

October 29, 2025	/s/ Johanna (Hanneke) Faber
Date	Johanna (Hanneke) Faber
Chief Executive Officer

October 29, 2025	/s/ Matteo Anversa
Date	Matteo Anversa
Chief Financial Officer