Form 10-Q
period 2025-12-31
LOGITECH INTERNATIONAL S.A.
filed 2026-01-28
CIK 1032975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

As of January 14, 2026, there were 146,588,946 shares of the Registrant’s share capital outstanding.

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

Our fiscal year ends on March 31. Interim quarters are generally thirteen-week periods, each ending on a Friday of each quarter. The third quarter of fiscal year 2026 ended on December 26, 2025. The same quarter in the prior fiscal year ended on December 27, 2024. For purposes of presentation, we have indicated our quarterly periods end on the last day of the calendar quarter.
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

PART I — FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Net sales	$1,421,479	$1,340,294	$3,755,238	$3,544,545
Cost of goods sold	805,267	763,403	2,141,277	2,010,411
Amortization of intangible assets	1,573	2,450	5,904	7,344
Gross profit	614,639	574,441	1,608,057	1,526,790

Operating expenses:
Marketing and selling	206,875	217,048	601,664	615,816
Research and development	78,452	77,973	229,149	229,485
General and administrative	41,921	42,117	125,520	123,748
Amortization of intangible assets and acquisition-related costs	915	2,637	5,379	8,065
Restructuring charges, net	462	110	6,946	725
Total operating expenses	328,625	339,885	968,658	977,839

Operating income	286,014	234,556	639,399	548,951
Interest income	10,985	12,176	34,042	42,603
Other income (expense), net	2,131	(1,524)	3,229	(2,889)
Income before income taxes	299,130	245,208	676,670	588,665
Provision for income taxes	48,091	45,061	108,946	101,202
Net income	$251,039	$200,147	$567,724	$487,463

Net income per share:
Basic	$1.71	$1.33	$3.86	$3.20
Diluted	$1.69	$1.32	$3.82	$3.18

Weighted average shares used to compute net income per share:
Basic	146,827	150,647	147,265	152,127
Diluted	148,450	151,895	148,635	153,506

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Net income	$251,039	$200,147	$567,724	$487,463
Other comprehensive income (loss):
Currency translation gain (loss):
Currency translation gain (loss), net of taxes	2,269	(39,568)	26,874	(23,998)
Defined benefit plans:
Reclassification of amortization included in other income (expense), net	(181)	251	(531)	(501)
Hedging gain (loss):
Deferred hedging gain (loss), net of taxes	(5,047)	3,577	(16,807)	2,228
Reclassification of hedging loss (gain) included in cost of goods sold	3,328	790	11,291	(849)
Total other comprehensive income (loss)	369	(34,950)	20,827	(23,120)
Total comprehensive income	$251,408	$165,197	$588,551	$464,343

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	December 31, 2025	March 31, 2025
Assets
Current assets:
Cash and cash equivalents	$1,817,820	$1,503,205
Accounts receivable, net	683,126	454,546
Inventories	449,544	503,747
Other current assets	166,988	131,211
Total current assets	3,117,478	2,592,709
Non-current assets:
Property, plant and equipment, net	115,363	113,858
Goodwill	466,579	463,230
Other intangible assets, net	13,889	24,630
Other assets	382,380	344,077
Total assets	$4,095,689	$3,538,504
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$590,421	$414,586
Accrued and other current liabilities	817,924	686,503
Total current liabilities	1,408,345	1,101,089
Non-current liabilities:
Income taxes payable	113,621	88,483
Other non-current liabilities	238,000	221,512
Total liabilities	1,759,966	1,411,084
Commitments and contingencies (Note 10)
Shareholders’ equity:
Registered shares, CHF 0.25 par value Issued shares: 160,784 and 168,994 at December 31, 2025 and March 31, 2025, respectively	28,001	29,432
Additional paid-in capital	104,310	82,591
Shares in treasury, at cost Treasury shares: 14,027 and 20,485 at December 31, 2025 and March 31, 2025, respectively	(908,278)	(1,464,912)
Retained earnings	3,237,815	3,627,261
Accumulated other comprehensive loss	(126,125)	(146,952)
Total shareholders’ equity	2,335,723	2,127,420
Total liabilities and shareholders’ equity	$4,095,689	$3,538,504

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended December 31,
	2025	2024
Cash flows from operating activities:
Net income	$567,724	$487,463
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	47,622	44,178
Amortization of intangible assets	11,283	15,258
Loss on investments	291	1,718
Share-based compensation expense	86,575	76,067
Deferred income taxes	6,296	18,652
Other	65	130
Changes in assets and liabilities:
Accounts receivable, net	(213,815)	(127,934)
Inventories	66,921	(67,554)
Other assets	(30,423)	9,416
Accounts payable	171,967	136,848
Accrued and other liabilities	119,908	118,659
Net cash provided by operating activities	834,414	712,901
Cash flows from investing activities:
Purchases of property, plant and equipment	(47,723)	(43,340)
Purchases of deferred compensation investments	(5,557)	(5,802)
Proceeds from sales of deferred compensation investments	5,718	4,958
Other investing activities	(1,196)	(1,173)
Net cash used in investing activities	(48,758)	(45,357)
Cash flows from financing activities:
Payment of cash dividends	(233,059)	(207,853)
Purchases of registered shares	(255,380)	(463,322)
Proceeds from exercises of stock options and purchase rights	24,172	20,235
Tax withholdings related to net share settlements of restricted stock units	(19,406)	(22,251)
Other financing activities	—	(2,908)
Net cash used in financing activities	(483,673)	(676,099)
Effect of exchange rate changes on cash and cash equivalents	12,632	(9,455)
Net increase (decrease) in cash and cash equivalents	314,615	(18,010)
Cash and cash equivalents, beginning of the period	1,503,205	1,520,842
Cash and cash equivalents, end of the period	$1,817,820	$1,502,832

Supplementary Cash Flow Disclosures:
Non-cash investing and financing activities:
Property, plant and equipment purchased during the period and included in period end liability accounts	$9,344	$5,770
Right-of-use assets obtained in exchange for operating lease liabilities	$5,967	$26,564
Supplemental cash flow information:
Income taxes paid, net	$64,762	$32,586
The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except per share amounts)
(unaudited)

Three Months Ended December 31, 2025

			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
September 30, 2025	160,784	$28,001	$85,347	13,889	$(890,617)	$2,986,776	$(126,494)	$2,083,013
Total comprehensive income	—	—	—	—	—	251,039	369	251,408
Purchases of registered shares	—	—	—	207	(23,254)	—	—	(23,254)
Sales of shares upon exercise of stock options and purchase rights	—	—	(1,028)	(43)	3,487	—	—	2,459
Issuance of shares upon vesting of restricted stock units	—	—	(3,301)	(26)	2,106	—	—	(1,195)
Share-based compensation	—	—	23,292	—	—	—	—	23,292
December 31, 2025	160,784	$28,001	$104,310	14,027	$(908,278)	$3,237,815	$(126,125)	$2,335,723

Nine Months Ended December 31, 2025

			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
March 31, 2025	168,994	$29,432	$82,591	20,485	$(1,464,912)	$3,627,261	$(146,952)	$2,127,420
Total comprehensive income	—	—	—	—	—	567,724	20,827	588,551
Purchases of registered shares	—	—	—	2,678	(239,056)	—	—	(239,056)
Sales of shares upon exercise of stock options and purchase rights	—	—	(3,820)	(317)	27,992	—	—	24,172
Issuance of shares upon vesting of restricted stock units	—	—	(61,232)	(609)	55,533	(13,707)	—	(19,406)
Cancellation of treasury shares	(8,210)	(1,431)	—	(8,210)	712,165	(710,734)	—	—
Share-based compensation	—	—	86,771	—	—	—	—	86,771
Cash dividends ($1.58 per share)	—	—	—	—	—	(232,729)	—	(232,729)
December 31, 2025	160,784	$28,001	$104,310	14,027	$(908,278)	$3,237,815	$(126,125)	$2,335,723

Three Months Ended December 31, 2024

			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
September 30, 2024	173,106	$30,148	$72,268	21,270	$(1,518,149)	$3,626,999	$(99,372)	$2,111,894
Total comprehensive income	—	—	—	—	—	200,147	(34,950)	165,197
Purchases of registered shares	—	—	—	2,428	(199,283)	—	—	(199,283)
Issuance of shares upon vesting of restricted stock units	—	—	(3,124)	(31)	3,395	(1,279)	—	(1,008)
Cancellation of treasury shares	(4,112)	(716)	—	(4,112)	332,088	(331,372)	—	—
Share-based compensation	—	—	26,018	—	—	—	—	26,018
December 31, 2024	168,994	$29,432	$95,162	19,555	$(1,381,949)	$3,494,495	$(134,322)	$2,102,818

Nine Months Ended December 31, 2024

			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
March 31, 2024	173,106	$30,148	$63,524	19,243	$(1,351,336)	$3,602,519	$(111,202)	$2,233,653
Total comprehensive income	—	—	—	—	—	487,463	(23,120)	464,343
Purchases of registered shares	—	—	—	5,328	(461,402)	—	—	(461,402)
Sales of shares upon exercise of stock options and purchase rights	—	—	(6,065)	(273)	29,567	(3,267)	—	20,235
Issuance of shares upon vesting of restricted stock units	—	—	(38,518)	(631)	69,134	(52,867)	—	(22,251)
Cancellation of treasury shares	(4,112)	(716)	—	(4,112)	332,088	(331,372)	—	—
Share-based compensation	—	—	76,221	—	—	—	—	76,221
Cash dividends ($1.37 per share)	—	—	—	—	—	(207,981)	—	(207,981)
December 31, 2024	168,994	$29,432	$95,162	19,555	$(1,381,949)	$3,494,495	$(134,322)	$2,102,818

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

Logitech was founded in Switzerland in 1981 and Logitech International S.A. has been the parent holding company of Logitech since 1988. Logitech International S.A. is a Swiss holding company with its registered office in Hautemorges, Switzerland, and headquarters in Lausanne, Switzerland, which conducts its business through subsidiaries in the Americas; Europe, the Middle East and Africa ("EMEA"); and Asia Pacific. Shares of Logitech International S.A. are listed on both the SIX Swiss Exchange under the trading symbol LOGN and the Nasdaq Global Select Market under the trading symbol LOGI.

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

In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of only normal and recurring adjustments, necessary and in all material aspects, for a fair statement of the results of operations, comprehensive income, financial position, cash flows and changes in shareholders' equity for the periods presented. Operating results for the three and nine months ended December 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2026, or any future periods.

Changes in Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies during the three and nine months ended December 31, 2025 compared with the significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

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

Risks and Uncertainties

Impacts of Macroeconomic, Geopolitical, and Other Factors on the Company's Business

In 2025, the United States introduced trade policy actions that have increased import tariffs across a wide range of countries at various rates, with certain exemptions. These tariff policies in the U.S. and responsive policies enacted in other countries are evolving. The incremental tariffs have had and may continue to have an adverse impact on the Company's results of operations. The Company may also be affected by the increases in demand for memory chips and other components caused by the build out of new AI technologies and data centers, leading to a rise in prices for such components and suppliers transitioning away from supplying certain components utilized in the manufacturing of some of the Company’s Video Collaboration products. In addition, the Company's business has continued to be impacted by ongoing macroeconomic and geopolitical conditions. These conditions include inflation, interest rate and foreign currency fluctuations, uncertainty in consumer and enterprise demand, low economic growth in certain regions, changes in fiscal policies and geopolitical conflicts.

The global and regional macroeconomic and political conditions, as well as changes in trade policies and memory supply, have caused and may continue to cause volatility in demand for the Company's products, component availability, transit times, and cost of the Company's products including cost of tariffs, materials, and logistics, and as a result, have impacted and may continue to impact the pricing of the Company's products, product availability and the Company's results of operations.

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

Note 2 — Net Income Per Share

The following table summarizes the computations of basic and diluted net income per share for the three and nine months ended December 31, 2025 and 2024 (in thousands, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Net income	$251,039	$200,147	$567,724	$487,463

Shares used in net income per share computation:
Weighted average shares outstanding - basic	146,827	150,647	147,265	152,127
Effect of potentially dilutive equivalent shares	1,623	1,248	1,370	1,379
Weighted average shares outstanding - diluted	148,450	151,895	148,635	153,506

Net income per share:
Basic	$1.71	$1.33	$3.86	$3.20
Diluted	$1.69	$1.32	$3.82	$3.18

Share equivalents attributable to outstanding stock options, restricted stock units and employee share purchase plans totaling 0.6 million and 0.9 million for the nine months ended December 31, 2025 and 2024, respectively, were excluded from the calculation of diluted net income per share because their effect would have been antidilutive. Antidilutive share equivalents totaled 0.8 million for the three months ended December 31, 2024 and were not material for the three months ended December 31, 2025. A small number of performance-based restricted stock units were not included in the diluted net income per share calculation because all necessary conditions had not been satisfied by the end of the respective period, and those shares were not issuable if the end of the reporting period were the end of the performance contingency period.

Note 3 — Employee Benefit Plans

Employee Share Purchase Plans and Stock Incentive Plans

As of December 31, 2025, the Company offers the 2006 Employee Share Purchase Plan (Non-U.S.), as amended and restated, the 1996 Employee Share Purchase Plan (U.S.), as amended and restated, and the 2006 Stock Incentive Plan, as amended and restated. Shares issued to employees as a result of purchases or exercises under these plans are generally issued from shares held in treasury stock.

The following table summarizes share-based compensation expense and total income tax benefit recognized for the three and nine months ended December 31, 2025 and 2024 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Cost of goods sold	$2,636	$2,173	$8,375	$8,673
Marketing and selling	5,911	11,813	31,982	34,133
Research and development	5,395	5,043	17,412	15,849
General and administrative	9,493	7,164	28,806	17,412
Total share-based compensation expense	23,435	26,193	86,575	76,067
Income tax benefit	(4,699)	(4,523)	(15,620)	(16,901)
Total share-based compensation expense, net of income tax benefit	$18,736	$21,670	$70,955	$59,166

The income tax benefit in the respective periods primarily consisted of tax benefits related to the share-based compensation expense for the period and direct tax benefit realized, including net excess tax benefits recognized from share-based awards vested or exercised during the period.

Share-based compensation costs capitalized as part of inventory were $1.9 million and $1.6 million for the three months ended December 31, 2025 and 2024, respectively, and $6.7 million and $5.9 million for the nine months ended December 31, 2025 and 2024, respectively.

Defined Benefit Plans

Certain subsidiaries of the Company sponsor defined benefit pension plans or non-retirement post-employment benefits covering substantially all of their employees. Benefits are provided based on employees’ years of service and earnings, or in accordance with applicable employee benefit regulations. The Company’s practice is to fund amounts sufficient to meet the requirements set forth in the applicable employee benefit and tax regulations. The costs of $1.7 million and $1.8 million recorded for the three months ended December 31, 2025 and 2024, respectively, and $5.2 million and $5.3 million recorded for the nine months ended December 31, 2025 and 2024, respectively, were primarily related to service costs.

Note 4 — Income Taxes

The Company is incorporated in Switzerland but operates in various countries with differing tax laws and rates. Further, a portion of the Company’s income before taxes and the provision for income taxes is generated outside of Switzerland.

The income tax provision for the three and nine months ended December 31, 2025 was $48.1 million and $108.9 million, respectively, based on an effective income tax rate of 16.1% of pre-tax income for both periods. The income tax provision for the same periods ended December 31, 2024 was $45.1 million and $101.2 million based on an effective income tax rate of 18.4% and 17.2% of pre-tax income, respectively.

The change in the effective income tax rate for the three and nine months ended December 31, 2025, compared with the same periods ended December 31, 2024, was primarily due to the change in the mix of income and losses in the various tax jurisdictions in which the Company operates and favorable return to provision adjustments.

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

For the three months ended December 31, 2025, the Company assessed its exposure to the OECD Pillar Two global minimum tax rules. The Company has determined that, for the fiscal year 2026, most jurisdictions in which it operates should qualify for the transitional Country-by-Country Reporting ("CbCR") safe harbor, as outlined in the OECD Administrative Guidance and enacted domestic legislation. The Company's CbCR has been prepared in accordance with the requirements for a Qualified CbCR, using qualified financial statements. Based on this data, most jurisdictions continue to meet safe harbor qualifications at 16% tax rates, and therefore, the Company is only required to perform a detailed Pillar Two top-up tax calculation for limited jurisdictions. The estimated top up tax for fiscal year 2026 is not material and has been included in the calculation of the Company's annual effective tax rate.

On January 5, 2026, the OECD released an Administrative Guidance package. This package includes a “Side-by-Side” System designed to align the U.S. tax regime with Pillar Two for U.S.-parented multinational groups, effective for tax years beginning on or after January 1, 2026. As the Company is a non-U.S. headquartered multinational, the “Side-by-Side” System itself does not apply to the Company’s tax profile. However, the broader guidance package also introduces a new permanent safe harbor (to replace the transitional CbCR safe harbor for fiscal years beginning in 2027) and a one-year extension of the transitional CbCR safe harbor that may potentially impact the Company’s Pillar Two compliance and reporting. The Company continues to monitor these developments but does not expect a material change to its Pillar Two liability.

Note 5 — Balance Sheet Components

The following table presents the components of certain balance sheet asset amounts (in thousands):

	December 31, 2025	March 31, 2025
Accounts receivable, net:
Accounts receivable	$1,136,982	$708,693
Allowance for cooperative marketing arrangements	(71,059)	(44,457)
Allowance for customer incentive programs	(144,573)	(66,564)
Allowance for pricing programs	(194,731)	(105,876)
Other allowances	(43,493)	(37,250)
	$683,126	$454,546
Inventories:
Raw materials	$47,369	$48,699
Finished goods	402,175	455,048
	$449,544	$503,747
Other current assets:
Value-added tax ("VAT") receivables	$55,552	$46,332
Prepaid expenses and other assets	111,436	84,879
	$166,988	$131,211
Property, plant and equipment, net:
Property, plant and equipment	$575,631	$543,747
Less: accumulated depreciation and amortization	(460,268)	(429,889)
	$115,363	$113,858
Other assets:
Deferred tax assets	$231,915	$202,180
Right-of-use assets	74,810	75,239
Investments for deferred compensation plan	32,078	29,006
Investments in privately held companies	28,863	27,980
Other assets	14,714	9,672
	$382,380	$344,077

The following table presents the components of certain balance sheet liability amounts (in thousands):

	December 31, 2025	March 31, 2025
Accrued and other current liabilities:
Accrued customer marketing, pricing and incentive programs	$232,284	$173,401
Accrued personnel expenses	152,729	180,763
Income taxes payable	70,768	26,841
VAT payable	51,128	29,648
Deferred revenue (1)	37,598	25,798
Warranty liabilities	36,257	34,428
Accrued sales return liability	28,966	27,913
Accrued loss for inventory purchase commitments	22,493	19,614
Operating lease liabilities	17,467	15,780
Other current liabilities	168,234	152,317
	$817,924	$686,503
Other non-current liabilities:
Operating lease liabilities	$74,515	$76,622
Employee benefit plan obligations	60,265	57,338
Deferred revenue (1)	49,896	38,216
Obligation for deferred compensation plan	32,078	29,006
Warranty liabilities	15,186	14,756
Other non-current liabilities	6,060	5,574
	$238,000	$221,512
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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis, excluding assets related to the Company’s defined benefit pension plans, classified by the level within the fair value hierarchy (in thousands):

	December 31, 2025			March 31, 2025
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$939,908	$—	$—	$852,467	$—	$—
Investments for deferred compensation plan included in other assets:
Cash	$99	$—	$—	$90	$—	$—
Common stock	974	—	—	540	—	—
Money market funds	7,009	—	—	7,359	—	—
Mutual funds	23,996	—	—	21,017	—	—
Total investments for deferred compensation plan	$32,078	$—	$—	$29,006	$—	$—

Currency derivative assets	$—	$68	$—	$—	$90	$—

Liabilities:
Currency derivative liabilities	$—	$5,924	$—	$—	$2,849	$—

Investments for Deferred Compensation Plan

The marketable securities for the Company's deferred compensation plan were recorded at a fair value of $32.1 million and $29.0 million, as of December 31, 2025 and March 31, 2025, respectively, based on quoted market prices. Quoted market prices are observable inputs that are classified as Level 1 within the fair value hierarchy. Unrealized gains (losses) related to marketable securities for the three and nine months ended December 31, 2025 and 2024 were not material and are included in other income (expense), net and corresponding changes in the deferred compensation liability were included in operating expenses and cost of goods sold, in the Company's condensed consolidated statements of operations.

Equity Method Investments

The Company has certain non-marketable investments included in other assets that are accounted for as equity method investments, with a carrying value of $19.2 million and $18.4 million as of December 31, 2025 and March 31, 2025, respectively. Income (loss) related to equity method investments for the three and nine months ended December 31, 2025 and 2024 were not material and are included in other income (expense), net in the Company's condensed consolidated statements of operations. There was no impairment of equity method investments during the three and nine months ended December 31, 2025 and 2024.

Assets Measured at Fair Value on a Nonrecurring Basis

Financial Assets

The Company has certain equity investments without readily determinable fair values due to the absence of quoted market prices, the inherent lack of liquidity, and the fact that inputs used to measure fair value are unobservable and require management's judgment. When certain events or circumstances indicate that impairment may exist, the Company revalues the investments using various assumptions, including the financial metrics and ratios of comparable public companies. The carrying value is also adjusted for observable price changes with the same or similar security from the same issuer. The amount of these equity investments without readily determinable fair value included in other assets was $8.8 million as of December 31, 2025 and March 31, 2025. There was no impairment of these equity investments during the three and nine months ended December 31, 2025. The impairment charges related to the equity investments were not material during the three and nine months ended December 31, 2024.

Non-Financial Assets

Goodwill, intangible assets, and property, plant and equipment, are not required to be measured at fair value on a recurring basis. However, if the Company is required to evaluate these non-financial assets for impairment, whether due to certain triggering events or because of the required annual impairment test, and a resulting impairment is recorded to reduce the carrying value to the fair value, the non-financial assets are measured at fair value during such period. There was no impairment of non-financial assets during the three and nine months ended December 31, 2025 and 2024.

Note 7 — Derivative Financial Instruments

Under certain agreements with the respective counterparties to the Company’s derivative contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, the Company presents its derivative assets and derivative liabilities on a gross basis. Based on maturity, derivative assets are included in other current assets or other assets and derivative liabilities are included in accrued and other current liabilities or other non-current liabilities on the condensed consolidated balance sheets. See Note 6 for the fair values of the Company’s derivative instruments as of December 31, 2025 and March 31, 2025.

Cash Flow Hedges

The Company enters into cash flow hedge contracts, including foreign currency forward contracts and foreign currency option contracts, to protect against exchange rate exposure of forecasted inventory purchases. Previously, the hedge contracts covered inventory purchases within four months. Beginning in fiscal year 2026, they cover inventory purchases up to sixteen months, with reduced coverage beyond four months. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive income (loss) until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. Cash flows from such hedges are classified as operating activities in the condensed consolidated statements of cash flows. Hedging relationships are discontinued when the hedging contract is no longer eligible for hedge accounting, or is sold, terminated or exercised, or when the Company removes hedge designation for the contract. Gains and losses in the fair value of the effective portion of the discontinued hedges continue to be reported in accumulated other comprehensive income (loss) until the hedged inventory purchases are sold, unless it is probable that the forecasted inventory purchases will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter.

The notional amounts of foreign currency exchange contracts outstanding related to forecasted inventory purchases were $444.5 million and $74.6 million as of December 31, 2025 and March 31, 2025, respectively. The Company had $8.3 million of net loss related to its cash flow hedges included in accumulated other comprehensive loss as of December 31, 2025, which will be reclassified into earnings within the next twelve months.

The following table presents the amounts of gain (loss) on the Company’s derivative instruments designated as hedging instruments for the three and nine months ended December 31, 2025 and 2024 and their locations on its condensed consolidated statements of operations and condensed consolidated statements of comprehensive income (in thousands):

	Three Months Ended December 31,
	Amount of Gain (Loss) Deferred as a Component of Accumulated Other Comprehensive Loss		Amount of Loss Reclassified from Accumulated Other Comprehensive Loss to Costs of Goods Sold
	2025	2024	2025	2024
Cash flow hedges	$(5,047)	$3,577	$3,328	$790

	Nine Months Ended December 31,
	Amount of Gain (Loss) Deferred as a Component of Accumulated Other Comprehensive Loss		Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Loss to Costs of Goods Sold
	2025	2024	2025	2024
Cash flow hedges	$(16,807)	$2,228	$11,291	$(849)

Other Derivatives

The Company also enters into foreign currency exchange forward and swap contracts to reduce the short-term effects of currency exchange rate fluctuations on certain receivables or payables denominated in currencies other than the functional currencies of its subsidiaries. These contracts generally mature within approximately one month. The primary risk managed by using forward and swap contracts is the currency exchange rate risk. The gains or losses on these contracts are not material and are included in other income (expense), net, in the condensed consolidated statements of operations based on the changes in fair value. The notional amounts of these contracts outstanding as of December 31, 2025 and March 31, 2025 were $95.0 million and $131.8 million, respectively.

The fair value of all foreign currency exchange forward and swap contracts is determined based on observable market transactions of spot currency rates and forward rates. Cash flows from these contracts are classified as operating activities in the condensed consolidated statements of cash flows.

Note 8 — Goodwill and Other Intangible Assets

The Company conducts its impairment analysis of goodwill annually at December 31 or more frequently if changes in facts and circumstances indicate that it is more likely than not that the fair value of the Company’s reporting unit may be less than its carrying amount. The Company conducted its annual impairment analysis of goodwill as of December 31, 2025 by performing a qualitative assessment and concluded that it was more likely than not that the fair value of its reporting unit exceeds its carrying amount.

The following table summarizes the activities in the Company’s goodwill balance (in thousands):

As of March 31, 2025	$463,230
Effects of foreign currency translation	3,349
As of December 31, 2025	$466,579

The Company's acquired intangible assets were as follows (in thousands):

	December 31, 2025			March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	$32,390	$(30,282)	$2,108	$32,390	$(28,675)	$3,715
Developed technology	107,421	(102,253)	5,168	107,421	(96,464)	10,957
Customer contracts/relationships	69,087	(62,393)	6,694	69,087	(58,646)	10,441
Effects of foreign currency translation	988	(1,069)	(81)	(620)	137	(483)
Total	$209,886	$(195,997)	$13,889	$208,278	$(183,648)	$24,630

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

The Credit Agreement contains a maximum net debt to adjusted EBITDA ratio, compliance with which is a condition to the Company's ability to borrow. Borrowings under the Credit Agreement will bear interest at a rate determined by reference to benchmark rates plus an applicable spread (ranging from 0% to 1.5%) based on the Company's net leverage ratio or credit rating at the time of the borrowing. Undrawn balances available under the Credit Agreement are subject to commitment fees at the applicable rate determined by reference to the Company's net leverage ratio or credit rating. There has been no borrowing outstanding under the Credit Agreement as of December 31, 2025.

In addition, the Company had several uncommitted, unsecured bank lines of credit and letters of credit aggregating to $164.0 million and $172.2 million as of December 31, 2025 and March 31, 2025, respectively. There are no financial covenants under the lines of credit with which the Company must comply. There was no borrowing outstanding under the lines of credit as of December 31, 2025 or March 31, 2025. As of December 31, 2025 and March 31, 2025, the Company had outstanding bank guarantees of $8.5 million and $12.1 million, respectively.

Note 10 — Commitments and Contingencies

Product Warranties

Changes in the Company’s warranty liabilities for the three and nine months ended December 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Beginning of the period	$50,191	$46,833	$49,184	$44,654
Provision	9,430	12,060	28,424	34,022
Settlements	(8,438)	(9,111)	(27,079)	(29,124)
Effects of foreign currency translation	260	(721)	914	(491)
End of the period	$51,443	$49,061	$51,443	$49,061

Indemnifications

The Company indemnifies certain of its suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of December 31, 2025, no material amounts have been accrued for these indemnification provisions. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under its indemnification arrangements.

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

Note 11 — Shareholders’ Equity

Share Capital

As of December 31, 2025, the Company's nominal share capital is CHF 40.2 million, consisting of 160,784,460 issued shares with a par value of CHF 0.25 each, of which 14,026,614 were held in treasury shares.

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

Share Repurchases

In June 2023, the Company's Board of Directors approved a three-year share repurchase program, which allows the Company to use up to $1.0 billion to repurchase its shares. The 2023 share repurchase program enables the Company to repurchase shares for cancellation, as well as to support equity incentive plans or potential acquisitions. The Swiss Takeover Board approved the 2023 share repurchase program in July 2023 and the program became effective on July 28, 2023. In March 2025, the Company's Board of Directors approved an increase of $600.0 million to the 2023 share repurchase program, to an aggregate amount of $1.6 billion. The Swiss Takeover Board approved this increase in April 2025 and it became effective on April 2, 2025. As of December 31, 2025, $409.5 million was available for repurchase under the 2023 share repurchase program.

The following table summarizes the Company's share repurchase activities for the nine months ended December 31, 2025 and 2024 were as follows (in thousands):

	Nine Months Ended December 31,
	2025	2024
2023 Share Repurchase Program:
Number of shares repurchased (1)	2,678	5,328
Aggregate cost of shares repurchased (1) (2)	$239,056	$461,402
(1) All shares were repurchased for cancellation.
(2) Includes an aggregate cost of $2.4 million and $17.6 million, respectively, that was not yet paid as of December 31, 2025 and 2024.

Swiss law limits a company’s ability to hold or repurchase its own shares. The aggregate par value of all shares held in treasury by the Company and its subsidiaries may not exceed 10% of the share capital of the Company, which for the Company corresponds to approximately 16.1 million registered shares as of December 31, 2025. This limitation does not apply to shares repurchased for cancellation, due to the Board of Directors’ authority under the Company’s capital band set forth in the Company’s Articles of Incorporation. As of December 31, 2025, the Company had a total of 14.0 million shares held in treasury stock, which includes 1.1 million shares that have been repurchased for cancellation and 12.9 million shares that have been purchased to support equity incentive plans or potential acquisitions.

To the extent that the shares are repurchased to support equity incentive plans or potential acquisitions, the shares are repurchased on the ordinary trading line of the SIX Swiss Exchange (“SIX”) and/or The Nasdaq Global Select Market (“Nasdaq”). Shares repurchased for cancellation purposes are repurchased on a second trading line on the SIX. Shares may be repurchased from time to time on the open market or in privately negotiated transactions, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors and the program does not require the purchase of any minimum number of shares.

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

Dividends

During the nine months ended December 31, 2025, the Company declared cash dividends of CHF 1.26 (USD equivalent of $1.58 based on the exchange rate on the date of declaration) per share and paid a total of $233.1 million on the Company's outstanding shares. During the nine months ended December 31, 2024, the Company declared cash dividends of CHF 1.16 (USD equivalent of $1.37 based on the exchange rate on the date of declaration) per share and paid a total of $207.9 million on the Company's outstanding shares.

Any future dividends will be subject to approval of the Company's shareholders.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	Currency Translation Adjustment	Defined Benefit Plans	Deferred Hedging Losses	Total
March 31, 2025	$(118,652)	$(25,276)	$(3,024)	$(146,952)
Other comprehensive income (loss)	26,874	(531)	(5,516)	20,827
December 31, 2025	$(91,778)	$(25,807)	$(8,540)	$(126,125)

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

The following table presents segment revenue, significant segment expenses, and net income (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Net sales	$1,421,479	$1,340,294	$3,755,238	$3,544,545
Less: Significant segment expenses
Cost of goods sold (1)	802,631	761,230	2,132,902	2,001,738
Marketing and selling (1)	200,964	205,235	569,682	581,683
Research and development (1)	73,057	72,930	211,737	213,636
General and administrative (1)	32,428	34,953	96,714	106,336
Less: other segment items
Share-based compensation expense	23,435	26,193	86,575	76,067
Amortization of intangible assets and acquisition-related costs	2,488	5,087	11,283	15,409
Interest income	(10,985)	(12,176)	(34,042)	(42,603)
Other (2)	(1,669)	1,634	3,717	3,614
Provision for income taxes	48,091	45,061	108,946	101,202
Net income	$251,039	$200,147	$567,724	$487,463
(1) The difference between the amounts included in the table above and the amounts included in the condensed consolidated statements of operations is related to share-based compensation expense (see Note 3).
(2) Includes restructuring charges, net, and other income (expense), net.

Sales by product category for the three and nine months ended December 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Gaming (1)	$482,714	$466,715	$1,121,894	$1,076,660
Keyboards & Combos	254,612	236,748	712,974	662,017
Pointing Devices	241,160	217,045	658,034	602,927
Video Collaboration	193,252	176,053	527,645	482,755
Webcams	82,268	84,419	249,944	237,572
Tablet Accessories	93,567	77,433	269,855	241,586
Headsets	45,939	45,886	134,959	137,038
Other (2)	27,967	35,995	79,933	103,990
Total Sales	$1,421,479	$1,340,294	$3,755,238	$3,544,545
(1) Gaming includes streaming services revenue generated by Streamlabs.
(2) Other primarily consists of mobile speakers and PC speakers.

Sales by geographic region (based on the customers’ locations) for the three and nine months ended December 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Americas	$556,358	$553,563	$1,480,784	$1,518,933
EMEA	485,731	454,665	1,214,948	1,116,368
Asia Pacific	379,390	332,066	1,059,506	909,244
Total Sales	$1,421,479	$1,340,294	$3,755,238	$3,544,545

Revenue from sales to customers in the United States, Germany and China each represented 10% or more of the total consolidated sales for each of the three and nine months ended December 31, 2025 and 2024. No other countries represented 10% or more of the Company’s total consolidated sales for the periods presented herein.

Switzerland, the Company’s country of domicile, represented 4% of the Company's total consolidated sales for each of the three and nine months ended December 31, 2025, and 3% of the Company's total consolidated sales for each of the three and nine months ended December 31, 2024.

Three customers of the Company each represented 10% or more of the total consolidated gross sales for each of the three and nine months ended December 31, 2025 and 2024.

Property, plant and equipment, net (excluding software) and right-of-use assets by geographic region were as follows (in thousands):

	December 31, 2025	March 31, 2025
Americas	$60,604	$61,521
EMEA	50,494	47,874
Asia Pacific	62,222	60,710
Total	$173,320	$170,105

Property, plant and equipment, net (excluding software) and right-of-use assets in the United States and China, were $59.1 million and $45.6 million, respectively, as of December 31, 2025. Property, plant and equipment, net (excluding software) and right-of-use assets in the United States and China were $60.0 million and $43.4 million, respectively, as of March 31, 2025.

Property, plant and equipment, net (excluding software) and right-of-use assets in Switzerland, the Company’s country of domicile, were $26.1 million and $24.1 million as of December 31, 2025 and March 31, 2025, respectively. No other countries represented more than 10% of the Company’s total property, plant and equipment, net (excluding software) and right-of-use assets as of December 31, 2025 or March 31, 2025.

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
•The availability and pricing of components used to manufacture our products;
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
We sell our products to a broad range of international customers, in the Americas; Europe, the Middle East and Africa (“EMEA”); and Asia Pacific. This includes direct sales to retailers, e-tailers, businesses large and small and end consumers through our e-commerce platform, and indirect sales to end customers through distributors.
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
Impacts of Macroeconomic, Geopolitical, and Other Factors on our Business
In 2025, the United States introduced trade policy actions that have increased import tariffs across a wide range of countries at various rates, with certain exemptions. These tariff policies in the U.S. and responsive policies enacted in other countries are evolving. The incremental tariffs have had and may continue to have an adverse impact on our results of operations. We may also be affected by the increases in demand for memory chips and other components caused by the build out of new AI technologies and data centers, leading to a rise in prices for such components and suppliers transitioning away from supplying certain components utilized in the manufacturing of some of our Video Collaboration products. In addition, our business has continued to be impacted by ongoing macroeconomic and geopolitical conditions. These conditions include inflation, interest rate and foreign currency fluctuations, uncertainty in consumer and enterprise demand, low economic growth in certain regions, changes in fiscal policies and geopolitical conflicts.
The global and regional macroeconomic and political conditions, as well as changes in trade policies and memory supply, have caused and may continue to cause volatility in demand for our products, component availability, transit times and cost of our products including cost of tariffs, materials, and logistics, and as a result, have impacted and may continue to impact the pricing of our products, product availability and our results of operations.
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
While we believe we will further benefit from these secular trends, we have experienced and will continue to experience challenges that impact our business and financial results. These challenges include (i) uncertainty in tariffs on goods imported into the U.S. and responsive policies enacted by other countries, (ii) uncertainty in supply and pricing of memory chips and other components, (iii) the macroeconomic environment, including inflation, interest rate and foreign currency fluctuations, low economic growth in certain regions, changes in fiscal policies and geopolitical conflicts, (iv) the uncertainty of overall consumer and enterprise demand, (v) the uncertainty of timing of enterprise investments in infrastructure and technology, and (vi) the timing of further development of our B2B go-to-market capabilities.
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
Summary of Financial Results
Our sales were $1,421.5 million and $3,755.2 million for the three and nine months ended December 31, 2025, respectively, an increase of 6% compared to $1,340.3 million and $3,544.5 million for the three and nine months ended December 31, 2024, respectively, primarily due to an increase in sales for Pointing Devices, Keyboards & Combos, Video Collaboration, Gaming, and Tablet Accessories. Our sales for the three and nine months ended December 31, 2025, compared to the same periods ended December 31, 2024, benefited from improved demand in the Asia Pacific and EMEA regions as well as favorable foreign currency exchange rate changes.
Sales for the three months ended December 31, 2025 increased 14%, 7%, and 1% in the Asia Pacific, EMEA, and Americas regions, respectively, compared to the three months ended December 31, 2024. Sales for the nine months ended December 31, 2025 increased 17% and 9% in the Asia Pacific and EMEA regions, respectively, and decreased 3% in the Americas region, compared to the nine months ended December 31, 2024.
Gross margin was 43.2% for the three months ended December 31, 2025 and increased by 30 basis points from 42.9% for the three months ended December 31, 2024. Gross margin was 42.8% for the nine months ended December 31, 2025 and decreased by 30 basis points from 43.1% for the nine months ended December 31, 2024. The increase in gross margin for the three-month period was primarily driven by product cost reductions, price increases in North America, and favorable foreign currency exchange rate changes, partially offset by investment in strategic promotions and increased tariffs. Gross margin decreased during the nine-month period due to investment in strategic promotions and increased tariffs, partially offset by product cost reductions and price increases in North America.
Operating expenses for the three months ended December 31, 2025 were $328.6 million, or 23.1% of sales, compared to $339.9 million, or 25.4% of sales, for the three months ended December 31, 2024. Operating expenses for the nine months ended December 31, 2025 were $968.7 million, or 25.8% of sales, compared to $977.8 million, or 27.6% of sales, for the nine months ended December 31, 2024.
We had an income tax provision of $48.1 million and $45.1 million for the three months ended December 31, 2025 and 2024, respectively. We had an income tax provision of $108.9 million and $101.2 million for the nine months ended December 31, 2025 and 2024, respectively.

Net income for the three and nine months ended December 31, 2025 was $251.0 million and $567.7 million, respectively, compared to $200.1 million and $487.5 million, for the three and nine months ended December 31, 2024, respectively.
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
We believe that the assumptions, judgments and estimates involved in the accounting for accruals for customer incentives and related breakage, accrued sales return liability, inventory valuation, and uncertain tax positions have the greatest potential impact on our condensed consolidated financial statements. These areas are key components of our results of operations and are based on complex rules requiring us to make judgments and estimates, and consequently, we consider these to be our critical accounting policies.
There have been no material changes in our critical accounting estimates during the nine months ended December 31, 2025 compared with the critical accounting estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.
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
Results of Operations

Net Sales

Our sales for the three and nine months ended December 31, 2025 increased 6%, compared to the three and nine months ended December 31, 2024, primarily due to an increase in sales for Pointing Devices, Keyboards & Combos, Video Collaboration, Gaming, and Tablet Accessories. Our sales for the three and nine months ended December 31, 2025, compared to the same periods ended December 31, 2024, benefited from improved demand in the Asia Pacific and EMEA regions as well as favorable foreign currency exchange rate changes. If currency exchange rates had been constant in each of the three and nine months ended December 31, 2025 and 2024, our sales growth rates in constant currency would have been 4% for both periods.

Sales Denominated in Other Currencies

Although our financial results are reported in U.S. Dollars, a portion of our sales was generated in currencies other than the U.S. Dollar, such as the Euro, Chinese Renminbi, Japanese Yen, Australian Dollar, Canadian Dollar, Pound Sterling and Brazilian Real. During the three months ended December 31, 2025, approximately 54% of our sales were denominated in currencies other than the U.S. Dollar.

Sales by Region

The following table presents the change in sales by region for the three and nine months ended December 31, 2025, compared with the three and nine months ended December 31, 2024:

	Sales Growth Rate		Constant Dollar Sales Growth Rate
	Three Months Ended December 31, 2025	Nine Months Ended December 31, 2025	Three Months Ended December 31, 2025	Nine Months Ended December 31, 2025
Americas	1%	(3)%	—%	(2)%
EMEA	7%	9%	2%	4%
Asia Pacific	14%	17%	15%	16%

Americas:

The increase in sales in the Americas region for the three-month period presented above was primarily driven by an increase in sales for Pointing Devices and Keyboards & Combos, offset by a decrease in sales for Gaming and mobile speakers. The decrease in sales in the Americas region for the nine-month period presented above was primarily driven by a decrease in sales for Gaming, partially offset by an increase in sales for Pointing Devices. The decline in Gaming sales in both the three-month and nine-month periods was primarily driven by a decline in the Gaming market and a competitive pricing environment in North America.

EMEA:

The increase in sales in the EMEA region for the three- and nine-month periods presented above was primarily driven by an increase in sales for Keyboards & Combos, Video Collaboration and Pointing Devices.

Asia Pacific:

The increase in sales in the Asia Pacific region for the three- and nine-month periods presented above was primarily driven by an increase in sales for Gaming and Tablet Accessories.

Sales by Product Category

Sales by product category for the three and nine months ended December 31, 2025 and 2024 were as follows (Dollars in thousands):

	Three Months Ended December 31,			Nine Months Ended December 31,
	2025	2024	Change	2025	2024	Change
Gaming (1)	$482,714	$466,715	3%	$1,121,894	$1,076,660	4%
Keyboards & Combos	254,612	236,748	8	712,974	662,017	8
Pointing Devices	241,160	217,045	11	658,034	602,927	9
Video Collaboration	193,252	176,053	10	527,645	482,755	9
Webcams	82,268	84,419	(3)	249,944	237,572	5
Tablet Accessories	93,567	77,433	21	269,855	241,586	12
Headsets	45,939	45,886	—	134,959	137,038	(2)
Other (2)	27,967	35,995	(22)	79,933	103,990	(23)
Total Sales	$1,421,479	$1,340,294	6%	$3,755,238	$3,544,545	6%
(1) Gaming includes streaming services revenue generated by Streamlabs.
(2) Other primarily consists of mobile speakers and PC speakers.

Gaming

Our Gaming category includes gaming mice, steering wheels, headsets, keyboards, console gaming headsets, microphones and Streamlabs services.

Sales of Gaming increased 3% for the three months ended December 31, 2025, compared to the three months ended December 31, 2024, primarily driven by an increase in sales of gaming mice and steering wheels, partially offset by decreases in other gaming products. Sales of Gaming increased 4% for the nine months ended December 31, 2025, compared to the nine months ended December 31, 2024, primarily driven by an increase in sales of gaming mice, partially offset by decreases in PC gaming headsets and console gaming headsets.

Keyboards & Combos

Our Keyboards & Combos category includes PC keyboards and keyboard/mice combo products.

Sales of Keyboards & Combos increased 8% for each of the three and nine months ended December 31, 2025, compared to the three and nine months ended December 31, 2024, primarily driven by an increase in sales of cordless combo products and cordless keyboards.

Pointing Devices

Our Pointing Devices category includes PC- and Mac-related mice including trackballs and presentation tools.

Sales of Pointing Devices increased 11% and 9% for the three and nine months ended December 31, 2025, compared to the three and nine months ended December 31, 2024, respectively, primarily driven by an increase in sales of cordless mice.

Video Collaboration

Our Video Collaboration category includes Logitech’s conference room cameras, which combine affordable enterprise-quality audio and high definition 4K video to bring video conferencing to a variety of room sizes.

Sales of Video Collaboration increased 10% and 9% for the three and nine months ended December 31, 2025, compared to the three and nine months ended December 31, 2024, respectively, primarily due to an increase in sales of conference room cameras.

Webcams

Our Webcams category includes PC-based webcams including streaming cameras and VC webcams that turn any desktop into an instant collaboration space.

Sales of Webcams decreased 3% for the three months ended December 31, 2025, compared to the three months ended December 31, 2024, primarily due to decreases in sales of our VC webcams and streaming cameras, partially offset by an increase in sales of our PC-based webcams. Sales of Webcams increased 5% for the nine months ended December 31, 2025, compared to the nine months ended December 31, 2024, primarily driven by an increase in sales of our PC-based webcams, partially offset by a decrease in sales of our VC webcams and streaming cameras.

Tablet Accessories

Our Tablet Accessories category primarily includes tablet keyboards.

Sales of Tablet Accessories increased 21% and 12% for the three and nine months ended December 31, 2025, compared to the three and nine months ended December 31, 2024, respectively, primarily benefiting from strong demand from the education sector.

Headsets

Our Headsets category includes PC and VC headsets, in-ear headphones, and premium wireless earbuds.

Sales of Headsets remained relatively flat for the three and nine months ended December 31, 2025, compared to the three and nine months ended December 31, 2024.

Other

Our Other category primarily consists of mobile speakers and PC speakers.

Sales in Other category decreased 22% and 23% for the three and nine months ended December 31, 2025, respectively, compared to the three and nine months ended December 31, 2024, primarily driven by a decline in sales of mobile speakers.

Gross Profit

Gross profit for the three and nine months ended December 31, 2025 and 2024 was as follows (Dollars in thousands):

	Three Months Ended December 31,			Nine Months Ended December 31,
	2025	2024	Change	2025	2024	Change
Net sales	$1,421,479	$1,340,294	6%	$3,755,238	$3,544,545	6%
Gross profit	$614,639	$574,441	7%	$1,608,057	$1,526,790	5%
Gross margin	43.2%	42.9%		42.8%	43.1%

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
Gross margin was 43.2% for the three months ended December 31, 2025 and increased by 30 basis points from 42.9% for the three months ended December 31, 2024. Gross margin was 42.8% for the nine months ended December 31, 2025 and decreased by 30 basis points from 43.1% for the nine months ended December 31, 2024. The increase in gross margin for the three-month period was primarily driven by product cost reductions, price increases in North America, and favorable foreign currency exchange rate changes, partially offset by investment in strategic promotions and increased tariffs. Gross margin decreased during the nine-month period due to investment in strategic promotions and increased tariffs, partially offset by product cost reductions and price increases in North America.

Operating Expenses

Operating expenses for the three and nine months ended December 31, 2025 and 2024 were as follows (Dollars in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Marketing and selling	$206,875	$217,048	$601,664	$615,816
% of sales	14.6%	16.2%	16.0%	17.4%
Research and development	78,452	77,973	229,149	229,485
% of sales	5.5%	5.8%	6.1%	6.5%
General and administrative	41,921	42,117	125,520	123,748
% of sales	2.9%	3.2%	3.4%	3.5%
Amortization of intangible assets and acquisition-related costs	915	2,637	5,379	8,065
% of sales	0.1%	0.2%	0.1%	0.2%
Restructuring charges, net	462	110	6,946	725
% of sales	—%	—%	0.2%	—%
Total operating expenses	$328,625	$339,885	$968,658	$977,839
% of sales	23.1%	25.4%	25.8%	27.6%
The decrease in total operating expenses during the three and nine months ended December 31, 2025, compared to the three and nine months ended December 31, 2024, was primarily driven by a decrease in marketing and selling expenses.

Marketing and Selling

Marketing and selling expenses consist of personnel and related overhead costs, corporate and product marketing, promotions, advertising, trade shows, technical support for customer experiences and facilities costs.

During the three and nine months ended December 31, 2025, marketing and selling expenses decreased $10.2 million and $14.2 million, compared to the three and nine months ended December 31, 2024, respectively, primarily due to a provision for credit loss on accounts receivable recorded in the third quarter of fiscal year 2025. The decrease in marketing and selling expenses for the three-month period was partially offset by an increase in third party marketing and advertising spend.

Research and Development

Research and development expenses consist of personnel and related overhead costs, fees for contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.

During the three and nine months ended December 31, 2025, research and development expenses remained relatively flat, as we continued to invest in innovation at a similar level as compared to the three and nine months ended December 31, 2024, respectively.

General and Administrative

General and administrative expenses primarily consist of personnel and related overhead costs, information technology, and facilities costs for the infrastructure functions such as finance, information systems, executives, human resources and legal.

During the three months ended December 31, 2025, general and administrative expenses remained flat, compared to the three months ended December 31, 2024. During the nine months ended December 31, 2025, general and administrative expenses increased $1.8 million, compared to the nine months ended December 31, 2024, primarily driven by higher variable compensation expense, partially offset by lower third-party spend.

Amortization of Intangible Assets and Acquisition-Related Costs

Amortization of intangible assets consists of amortization of acquired intangible assets, including developed technology, customer relationships, and trademarks and trade names. Acquisition-related costs include legal expenses, due diligence costs, and other professional costs incurred for business acquisitions.

During the three and nine months ended December 31, 2025, amortization of intangible assets and acquisition-related costs decreased $1.7 million and $2.7 million, respectively, compared to the three and nine months ended December 31, 2024, driven by full amortization of certain intangible assets.

Restructuring Charges, Net

The restructuring charges, net, for the three and nine months ended December 31, 2025 were related to costs incurred as a result of our restructuring plan initiated during the fourth quarter of fiscal year 2025, which is expected to be substantially completed in fiscal 2026. The restructuring charges, net, for the three and nine months ended December 31, 2024, were related to costs incurred as a result of our restructuring plan initiated during fiscal year 2023, which was substantially completed during fiscal year 2024.

Interest Income

Interest income for the three and nine months ended December 31, 2025 and 2024 was as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Interest income	$10,985	$12,176	$34,042	$42,603

We invest in highly liquid instruments with an original maturity of three months or less at the date of purchase, which are classified as cash equivalents. During the three and nine months ended December 31, 2025, interest income decreased $1.2 million and $8.6 million, respectively, compared to the three and nine months ended December 31, 2024, primarily driven by a decrease in interest rates, partially offset by an increase in the cash equivalents balance.

Other Income (Expense), Net

Other income (expense), net, for the three and nine months ended December 31, 2025 and 2024 was as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Investment gain related to the deferred compensation plan	$583	$571	$4,533	$2,631
Currency exchange gain (loss), net	102	(3,282)	(5,011)	(7,073)
Gain (loss) on investments, net	206	(119)	(291)	(1,718)
Non-service cost net pension income and other	1,240	1,306	3,998	3,271
Total	$2,131	$(1,524)	$3,229	$(2,889)

Investment gain related to the deferred compensation plan represents earnings, gains, and losses on marketable securities related to a deferred compensation plan offered by one of our subsidiaries. The increase in investment gain for three and nine months ended December 31, 2025, compared to the three and nine months ended December 31, 2024, primarily relates to the change in market performance of the underlying securities.

Currency exchange gain (loss), net, relates to balances denominated in currencies other than the functional currency in our subsidiaries, as well as the sale of currencies, and gains or losses recognized on currency exchange forward contracts. We do not speculate in currency positions, but we are alert to opportunities to maximize currency exchange gains and minimize currency exchange losses. The gain for the three months ended December 31, 2025 was not material and the loss for the nine months ended December 31, 2025 was primarily due to fluctuations in currency exchange rates of the Swiss Franc and New Taiwan dollar against the U.S. Dollar. The loss for the three months ended December 31, 2024 was primarily due to fluctuations in the currency exchange rates of the Australian Dollar, Japanese Yen, and Brazilian Real against the U.S. Dollar. The loss for the nine months ended December 31, 2024 was primarily due to fluctuations in currency exchange rates of the Chinese Renminbi, Mexican Peso, and Brazilian Real against the U.S. Dollar.

Gain (loss) on investments, net, includes the unrealized gain (loss) from the change in fair value of investments, income (loss) on equity-method investments and impairment of investments during the periods presented, as applicable. The gain (loss) on investments, net, for the three and nine months ended December 31, 2025 and 2024 were not material.

Provision for Income Taxes

The provision for income taxes and effective income tax rates for the three and nine months ended December 31, 2025 and 2024 were as follows (Dollars in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Provision for income taxes	$48,091	$45,061	$108,946	$101,202
Effective income tax rate	16.1%	18.4%	16.1%	17.2%

The change in the effective income tax rate for the three and nine months ended December 31, 2025, compared with the three and nine months ended December 31, 2024, was primarily due to the change in the mix of income and losses in the various tax jurisdictions in which we operate and favorable return to provision adjustments.

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

For the three months ended December 31, 2025, we assessed our exposure to the OECD Pillar Two global minimum tax rules. We have determined that, for the fiscal year 2026, most jurisdictions in which we operate should qualify for the transitional Country-by-Country Reporting ("CbCR") safe harbor, as outlined in the OECD Administrative Guidance and enacted domestic legislation. Our CbCR has been prepared in accordance with the requirements for a Qualified CbCR, using qualified financial statements. Based on this data, most jurisdictions continue to meet safe harbor qualifications at 16% tax rates, and therefore, we are only required to perform a detailed Pillar Two top-up tax calculation for limited jurisdictions. The estimated top up tax for fiscal year 2026 is not material and has been included in the calculation of our annual effective tax rate.

On January 5, 2026, the OECD released an Administrative Guidance package. This package includes a “Side-by-Side” System designed to align the U.S. tax regime with Pillar Two for U.S.-parented multinational groups, effective for tax years beginning on or after January 1, 2026. As we are a non-U.S. headquartered multinational, the “Side-by-Side” System itself does not apply to our tax profile. However, the broader guidance package also introduces a new permanent safe harbor (to replace the transitional CbCR safe harbor for fiscal years beginning in 2027) and a one-year extension of the transitional CbCR safe harbor that may potentially impact our Pillar Two compliance and reporting. We continue to monitor these developments but do not expect a material change to our Pillar Two liability.

Liquidity and Capital Resources

Cash Balances, Available Borrowings, and Capital Resources

As of December 31, 2025, we had cash and cash equivalents of $1,817.8 million, compared with $1,503.2 million as of March 31, 2025. Our cash and cash equivalents consist of bank demand deposits, short-term time deposits, and U.S. Treasury securities, of which 50% was held in the United States, 34% was held in Switzerland and 10% was held in China (including Hong Kong). We do not expect to incur any material adverse tax impact except for what has already been recognized, or to be significantly inhibited by any country in which we do business, from the repatriation of funds to Switzerland, our country of domicile.

As of December 31, 2025, our working capital was $1,709.1 million, compared to $1,491.6 million as of March 31, 2025. The increase was primarily driven by an increase in cash and cash equivalents and accounts receivable, partially offset by an increase in accounts payable and accrued and other current liabilities and a decrease in inventories.

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

The Credit Agreement contains a maximum net debt to adjusted EBITDA ratio, compliance with which is a condition to our ability to borrow. Borrowings under the Credit Agreement will bear interest at a rate determined by reference to benchmark rates plus an applicable spread (ranging from 0% to 1.5%) based on our net leverage ratio or credit rating at the time of the borrowing. Undrawn balances available under the Credit Agreement are subject to commitment fees at the applicable rate determined by reference to our net leverage ratio or credit rating. There has been no borrowing outstanding under the Credit Agreement as of December 31, 2025.

In addition, we had several uncommitted, unsecured bank lines of credit and letters of credit aggregating to $164.0 million as of December 31, 2025. There are no financial covenants under these lines of credit with which we must comply. There was no borrowing outstanding under these lines of credit as of December 31, 2025. As of December 31, 2025, we had outstanding bank guarantees of $8.5 million.

The following tables present selected financial information and statistics as of and for the three months ended December 31, 2025 and 2024 (Dollars in thousands):

	As of December 31,
	2025	2024
Accounts receivable, net	$683,126	$648,230
Accounts payable	$590,421	$578,951
Inventories	$449,544	$483,569

	Three Months Ended December 31,
	2025	2024
Days sales in accounts receivable (“DSO”) (Days)(1)	43	44
Days accounts payable outstanding (“DPO”) (Days)(2)	66	68
Inventory turnover (“ITO”) (x)(3)	7.2	6.3

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

DSO for the three months ended December 31, 2025 decreased by 1 day to 43 days, compared to 44 days for the three months ended December 31, 2024, primarily due to timing of sales and collections within the quarter.

DPO for the three months ended December 31, 2025 decreased by 2 days to 66 days, compared to 68 days for the three months ended December 31, 2024, primarily due to improved demand and strong inventory management.

ITO for the three months ended December 31, 2025 increased by 0.9 to 7.2, compared to 6.3 for the three months ended December 31, 2024, due to improved demand and lower ending inventories.

If we are not successful in launching and phasing in our new products, or market competition increases, or we are not able to sell the new products at the prices planned, it could have a material impact on our sales, gross profit, operating results including operating cash flow, and inventory turnover in the future.

The following table summarizes our condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended December 31,
	2025	2024
Net cash provided by operating activities	$834,414	$712,901
Net cash used in investing activities	(48,758)	(45,357)
Net cash used in financing activities	(483,673)	(676,099)
Effect of exchange rate changes on cash and cash equivalents	12,632	(9,455)
Net increase (decrease) in cash and cash equivalents	$314,615	$(18,010)

For the nine months ended December 31, 2025, net cash provided by operating activities was $834.4 million resulting from net income of $567.7 million, a favorable impact from adding back non-cash expenses totaling $152.1 million and a favorable net change in operating assets and liabilities of $114.6 million. Non-cash adjustments were primarily related to share-based compensation expenses, depreciation and amortization, and deferred income taxes. The increase in accounts receivable, net, was primarily driven by higher sales as well as timing of sales within the quarter. The increase in accounts payable was driven by higher inventory purchases to align with demand, as well as the timing of purchases during the quarter.

For the nine months ended December 31, 2025, net cash used in investing activities was $48.8 million, primarily resulting from $47.7 million of purchases of property, plant, and equipment.

For the nine months ended December 31, 2025, net cash used in financing activities was $483.7 million, primarily resulting from payment for repurchases of our registered shares of $255.4 million and payment of cash dividends of $233.1 million.

For the nine months ended December 31, 2025, the effect of exchange rate changes on cash and cash equivalents was primarily driven by the exchange rate fluctuations of the Swiss Franc, Chinese Renminbi, and Euro versus the U.S. Dollar.

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

In June 2023, our Board of Directors approved a three-year share repurchase program, which allows us to use up to $1.0 billion to repurchase our shares. The 2023 share repurchase program enables us to repurchase shares for cancellation, as well as to support equity incentive plans or potential acquisitions. The Swiss Takeover Board approved the 2023 share repurchase program in July 2023 and the program became effective on July 28, 2023. In March 2025, our Board of Directors approved an increase of $600.0 million to the 2023 share repurchase program, to an aggregate amount of $1.6 billion. The Swiss Takeover Board approved this increase in April 2025 and it became effective on April 2, 2025. During the nine months ended December 31, 2025, we repurchased 2.7 million shares for an aggregate cost of $239.1 million for cancellation under this share repurchase program, of which $2.4 million of the aggregate cost was not paid yet as of December 31, 2025. As of December 31, 2025, $409.5 million was available for repurchase under the 2023 share repurchase program. We plan to target share repurchases of $2 billion over the three-year period ending March 31, 2028, subject to market conditions and regulatory approvals.

Swiss law limits a company’s ability to hold or repurchase its own shares. The aggregate par value of all shares held in treasury by us and our subsidiaries may not exceed 10% of our issued share capital, which corresponds to approximately 16.1 million registered shares as of December 31, 2025. This limitation does not apply to shares repurchased for cancellation, due to the Board of Directors' authority under the capital band set forth in the Company's Articles of Incorporation. As of December 31, 2025, we had a total of 14.0 million shares held in treasury stock, which includes 1.1 million shares that have been repurchased for cancellation and 12.9 million shares that have been purchased to support equity incentive plans or potential acquisitions.

Although we enter into trading plans for systematic repurchases (e.g., 10b5-1 trading plans) from time to time, our 2023 share repurchase program provides us with the opportunity to make opportunistic repurchases during periods of favorable market conditions and is expected to remain in effect for a period of three years through July 27, 2026. To the extent that the shares are repurchased to support equity incentive plans or potential acquisitions, the shares are repurchased on the ordinary trading line of the Swiss Exchange ("SIX") and/or the Nasdaq Global Select Market ("Nasdaq"). Shares repurchased for cancellation purposes are repurchased via a second trading line on the SIX. Opportunistic purchases may be started or stopped at any time without prior notice depending on market conditions and other factors.

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

Purchase Commitments

As of December 31, 2025, we had non-cancelable purchase commitments of $434.7 million for inventory purchases made in the normal course of business from original design manufacturers, contract manufacturers and other suppliers, the majority of which are expected to be fulfilled within the next 12 months. We recorded a liability for firm, non-cancelable, and unhedged inventory purchase commitments in excess of anticipated demand or net realizable value consistent with our valuation of excess and obsolete inventory. As of December 31, 2025, the liability for these purchase commitments was $22.5 million and is recorded in accrued and other current liabilities in the condensed consolidated balance sheet.

As of December 31, 2025, we have firm purchase commitments of $20.9 million for capital expenditures primarily related to commitments for tooling and equipment for new and existing products. We expect to continue making capital expenditures in the future to support product development activities and ongoing and expanded operations. Although open purchase commitments are considered enforceable and legally binding, the terms generally allow us to reschedule or adjust our requirements based on business needs prior to delivery of goods or performance of services.

Other Contractual Obligations and Commitments

For further detail about our contractual obligations and commitments, refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

Indemnifications

We indemnify certain suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of December 31, 2025, no material amounts have been accrued for indemnification provisions. We do not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under our indemnification arrangements.

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

Legal Proceedings

From time to time, we are involved in claims and legal proceedings that arise in the ordinary course of our business. For more information about Legal Proceedings, see Part II Item 1 Legal Proceedings of this quarterly report on Form 10-Q for the period ended December 31, 2025.

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

We are exposed to currency exchange rate risk as we transact business in multiple currencies, including exposure related to anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. Dollar. We transact business in approximately 30 currencies worldwide, of which the most significant to operations are the Euro, Chinese Renminbi, Japanese Yen, Australian Dollar, Canadian Dollar, Pound Sterling, and Brazilian Real. For the three months ended December 31, 2025, approximately 54% of our sales were denominated in non-U.S. currencies, with 28% of our sales denominated in Euro. The mix of our costs of goods sold and operating expenses by currency are significantly different from the mix of our sales, with a larger portion denominated in U.S. Dollar and less denominated in Euro and other currencies. A strengthening U.S. Dollar has a more unfavorable impact on our sales compared to the favorable impact on our cost of goods sold and operating expenses, resulting in an adverse impact on our operating results.

We enter into currency forward and swap contracts to reduce the short-term effects of currency fluctuations on certain receivables or payables denominated in currencies other than the functional currencies of our subsidiaries. These contracts generally mature within approximately one month. The gains or losses on these contracts are recognized in earnings based on the changes in fair value.

If an adverse 10% foreign currency exchange rate change had been applied to total monetary assets and liabilities denominated in currencies other than the functional currencies at the balance sheet dates, it would have resulted in an adverse effect on income before income taxes of approximately $21.1 million and $17.2 million as of December 31, 2025 and March 31, 2025, respectively. The adverse effect as of December 31, 2025 and March 31, 2025 is after consideration of the offsetting effect of approximately $9.3 million and $12.4 million, respectively, from foreign exchange contracts in place as of such dates.

We enter into cash flow hedge contracts, including foreign currency forward contracts and foreign currency option contracts, to protect against exchange rate exposure of forecasted inventory purchases. Previously, the hedge contracts covered inventory purchases within four months. Beginning in fiscal year 2026, they cover inventory purchases up to sixteen months, with reduced coverage beyond four months. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of AOCI until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold.

If the U.S. Dollar had weakened by 10%, the amount recorded in AOCI related to our foreign exchange contracts before tax effect as of December 31, 2025 and March 31, 2025 would have been negatively impacted by approximately $40.0 million and $7.5 million, respectively. The change in the fair value recorded in AOCI would be expected to offset a corresponding foreign currency change in cost of goods sold when the hedged inventory purchases are sold.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.   RISK FACTORS

The Company’s business, reputation, results of operations, financial condition and stock price can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2025, under the heading “Risk Factors.” When any one or more of these risks materialize from time to time, the Company’s business, reputation, results of operations, financial condition and stock price can be materially and adversely affected. In the third quarter of fiscal year 2026, there have been no material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2025, except as indicated below.

Losses or unauthorized access to or releases of confidential information could adversely affect our business and result in significant reputational, financial and legal consequences.

We use and store confidential information, including but not limited to our business, financial, legal and governance information, as well as confidential information, including personal information, about our employees, members of our Board of Directors, customers, and other business partners. In addition, as a consumer electronics company, our websites are an important presentation of our company, identity and brands and an important means of interaction with and source of information for consumers of our products. We also rely on our centralized information technology systems for product-related information and to store intellectual property and data, forecast our business, maintain financial records, manage operations and inventory, and operate other critical functions. We allocate significant resources to maintain our information technology systems and implement technical and organizational measures recognized as “best practice” to protect against unauthorized access or misuse.

Nevertheless, our websites and information technology systems have been and could continue to be subject to or threatened with, and are susceptible to, damage, disruptions or shutdowns due to power outages, hardware failures, structural or operational failures, computer viruses, ransomware and other malware, vulnerabilities in third-party software, attacks by computer hackers and other third parties, including state-sponsored attacks, employee error or malfeasance, phishing and other means of social engineering, other data security issues, telecommunication failures, user error, employee or contractor negligence or malfeasance, catastrophes, downtime due to system or software upgrades, integration or migration, or other foreseeable and unforeseen events. Such risks extend not only to our own products, services, systems and networks, but also to those of customers, suppliers, contractors, business partners, vendors, and other third parties, particularly as all parties increasingly digitize their operations. For example, as disclosed in the Form 8-K filed on November 14, 2025, we experienced a cybersecurity incident relating to the exfiltration of data. The cybersecurity incident has not impacted Logitech’s products, business operations or manufacturing, and we believe this incident will not have a material adverse effect on our financial condition or results of operations. However, there can be no assurance that any future, or yet undiscovered, incident will not have a material impact on us individually or in the aggregate.
Moreover, there is an increased risk that we may experience security breaches or other types of incidents as a result of our employees, service providers and third parties working remotely. In addition, our growth and increased frequency and sophistication of cyber and product security attacks, especially leveraging "deepfakes" and other AI techniques may increase the likelihood of us becoming a target of complex and damaging attacks that substantially disrupt operations and expose sensitive data. While we have developed and implemented security measures and processes designed to protect against cybersecurity incidents and other security threats; such measures cannot provide absolute security and may not be successful in preventing all security breaches.
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

We purchase key components and products from a limited number of sources, and our business and operating results could be adversely affected if supply were delayed or constrained or if there were shortages or significant price increases of required components.

We purchase certain products and key components from a limited number of sources and geographic areas and are therefore subject to significant supply and pricing risks. If the supply of these products or key components were to be delayed or constrained or if prices increase significantly, impacted by increased demand and/or by global shortages, including of semiconductor chips, or if one or more of our single-source suppliers experience disruptions or go out of business as a result of adverse global economic conditions, adverse global or regional geopolitical conditions, natural disasters or regional or global pandemics, we might be unable to find a new supplier on acceptable terms or at acceptable prices, or at all, and our product shipments to our customers could be delayed or product costs rise, which could adversely affect our business, financial condition and operating results.

Lead times for materials, components and products ordered by us or by our contract manufacturers can vary significantly and depend on factors such as contract terms, demand for a component, and supplier capacity. From time to time, we have experienced, and may experience again, component shortages and extended lead times on semiconductors, such as microcontrollers and optical sensors, and base metals used in our products. We may be affected by the increases in demand for memory chips and other components caused by the build out of new AI technologies and data centers, leading to a rise in prices for such components and suppliers transitioning away from supplying certain components utilized in manufacturing our products. Shortages or interruptions in the supply of components or subcontracted products, or our inability to procure these components or products from alternate sources at acceptable prices in a timely manner, could affect availability of our products or increase our production costs, which could adversely affect our business and operating results.

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

New or increased tariffs or other trade restrictions, or other changes to trade policies and regulations, could adversely affect more or all of our products. There also are risks associated with retaliatory policies and resulting trade wars. We cannot predict future trade policy and regulations in the United States and other countries, the terms of any renegotiated trade agreements or treaties, or tariffs and their impact on our business. A trade war could have a significant adverse effect on world trade and the world economy. Tariffs and other trade restrictions have in the past increased and could in the future increase the price of, limit the amount of, or cause significant delays in our procurement of certain products or components or materials used in our products. For example, certain materials are primarily available in a limited number of countries, including rare earth elements, minerals and metals. Trade disputes, geopolitical tensions, economic circumstances, political conditions, or public health issues may limit our ability to obtain such materials. Although these rare earth and other materials are generally available from multiple suppliers, China is a predominant producer of these materials. China has in the past restricted export of certain of these materials and may in the future further expand restrictions or stop exporting these or other materials. As a result, our suppliers’ ability to obtain such supply may be constrained, and we may be unable to obtain sufficient quantities, or obtain supply in a timely manner, or at a commercially reasonable cost. In any such event, the sales, cost or gross margin of our products may be adversely affected and the demand from our customers for products and services may be diminished. Uncertainty surrounding international trade policy and regulations as well as disputes and protectionist measures could also have an adverse effect on consumer confidence and spending. If we deem it necessary to alter all or a portion of our activities or operations in response to such policies, agreements or tariffs and other trade restrictions, our capital and operating costs may increase.

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

In addition, the Base Erosion and Profit Shifting Project (the “BEPS Project”) undertaken by the OECD recommended changes to numerous long-standing tax principles, including a proposal to reallocate profits among tax jurisdictions in which companies do business (“Pillar One”) and establishing a minimum tax on global income (“Pillar Two”). As many countries have proposed or enacted Pillar Two legislation in jurisdictions in which we operate, we continue to monitor the relevant developments. The minimum tax rules could result in tax increases in Switzerland and many foreign jurisdictions where we operate or have a presence. On January 5, 2026, the OECD released a "Side-by-Side" Administrative Guidance package which introduces several key elements that may potentially impact our Pillar Two compliance and reporting. A new permanent safe harbor replaces the transitional CbCR safe harbor for fiscal years beginning in 2027, and the CbCR safe harbor is extended for an additional year. We continue to monitor the relevant developments but do not expect a material change to our Pillar Two liability.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

In the third quarter of fiscal year 2026, the following approved share repurchase program was in place (in thousands):

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

The following table presents certain information related to purchases made by Logitech of its equity securities under the 2023 share repurchase program (in thousands, except per share amounts):

	Total Number of Shares Repurchased (1)		Weighted Average Price Paid Per Share		Remaining Amount that May Yet Be Repurchased under the Programs
During the Three Months Ended December 31, 2025			CHF (LOGN)	USD (LOGI)
Month 1
September 27, 2025 to October 24, 2025
SIX	77	(1)	85.98	N/A	$424,490
Nasdaq	—		N/A	N/A	424,490
Month 2
October 25, 2025 to November 21, 2025
SIX	83	(1)	96.41	N/A	414,490
Nasdaq	—		N/A	N/A	414,490
Month 3
November 22, 2025 to December 26, 2025
SIX	47	(1)	83.98	N/A	409,490
Nasdaq	—		N/A	N/A	409,490
	207		89.71	N/A	$409,490
(1) Shares repurchased on the second trading line on the SIX Swiss Exchange for cancellation under the 2023 share repurchase program.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

ITEM 5.   OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the third quarter of fiscal year 2026, no director or officer, as defined in Rule 16a-1(f), adopted, modified and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

ITEM 6.   EXHIBITS

Exhibit Index

Exhibit No.		Description

10.1	**	Employment Agreement between Logitech Inc. and Johanna W. (Hanneke) Faber dated December 3, 2025

31.1		Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2		Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	*	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer

101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF		XBRL Taxonomy Definition Linkbase Document

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

LOGITECH INTERNATIONAL S.A.

January 28, 2026	/s/ Johanna (Hanneke) Faber
Date	Johanna (Hanneke) Faber
Chief Executive Officer

January 28, 2026	/s/ Matteo Anversa
Date	Matteo Anversa
Chief Financial Officer