Form 10-K
period 2026-03-31
LOGITECH INTERNATIONAL S.A.
filed 2026-05-21
CIK 1032975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	March 31, 2026
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒   No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting shares held by non-affiliates of the registrant, based upon the closing sale price of the shares on September 30, 2025, the last business day of the registrant's second fiscal quarter on the Nasdaq Global Select Market, was $15,881,278,174. For purposes of this disclosure, voting shares held by persons known to the Registrant to beneficially own more than 5% of the Registrant's shares and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. In the case of 5% or greater shareholders, we have not deemed such shareholders to be affiliates unless there are facts and circumstances which would indicate that such shareholders exercise any control over the Registrant, or unless they hold 10% or more of the Registrant’s share capital outstanding. This determination is not necessarily a conclusive determination for other purposes.
As of May 7, 2026, there were 143,535,585 shares of the Registrant's share capital outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the 2026 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

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
Logitech International S.A. | Fiscal 2026 Form 10-K | 1

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
•Our business development, product development and innovation, and their impact on future operating results and anticipated operating costs for fiscal year 2027 and beyond;
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
Forward-looking statements also include, among others, those statements including the words "anticipate," "believe," "could," "estimate," "expect," "forecast," "intend," "may," "plan," "project," "predict," "should," "will" and similar language. These statements reflect our views and assumptions as of the date of this Annual Report on Form 10-K. All forward-looking statements involve risks and uncertainties that could cause our actual performance to differ materially from those anticipated in the forward-looking statements depending on a variety of factors. Important information as to these factors can be found in this Annual Report on Form 10-K under the headings of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Company Overview,” “Critical Accounting Estimates” and “Liquidity and Capital Resources,” among others. Factors that might cause or contribute to such differences include, but are not limited to, those discussed under Item 1A "Risk Factors," as well as elsewhere in this Annual Report on Form 10-K and in our other filings with the U.S. Securities and Exchange Commission, or "SEC." You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this Annual Report on Form 10-K.

Logitech International S.A. | Fiscal 2026 Form 10-K | 2

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
Our diverse, innovative portfolio includes the following product categories: Gaming, Keyboards & Combos, Pointing Devices, Video Collaboration, Webcams, Tablet Accessories, and Headsets. These products are all classified under a single operating segment: Peripherals (see Note 15 to our consolidated financial statements). They are compatible with many cloud or cloud-based services: video conferencing platforms (e.g. Zoom, Microsoft Teams, Google Meet); esports or video games (e.g. League of Legends, Call of Duty, Gran Turismo); music streaming platforms (e.g. Spotify, Apple Music); content streaming platforms (e.g. Twitch, YouTube); and creativity and productivity platforms (e.g. Google Workplace, Adobe Creative Cloud). Our products are also enhanced through software, including machine learning and artificial intelligence ("AI"). We may launch adjacent new categories in the future.
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
Business Strategy
Logitech's strategy includes the following key priorities:
•Work and play: This refers to our mission to extend human potential in work and play. We plan to continue to innovate and grow in the core markets in which we compete today while also expanding into broader sections of work, and exploring new areas of play;
•Design-led, software-enabled hardware in the age of AI: We focus on design-led, software-enabled hardware, and the services that come with it. AI is embedded in our innovation strategy, enabling us to provide elevated audio, video and other capabilities throughout our product portfolio, and we plan to continue to integrate AI into future products. Additionally, Logitech's products are the connection between people and the digital world, providing a broad range of devices that facilitate interaction with AI;
•Business-to-Consumer ("B2C") and Business-to-Business ("B2B"): We plan to continue to invest in growth of our B2C business while increasing our focus on our B2B business, including sales coverage, product design, and services. We also intend to build and scale new vertical opportunities in Education, Healthcare, and the Public Sector;
•Geographic opportunities: We leverage geographic opportunities to augment and expand our global presence, including a continued focus on developed and emerging markets as well as a specific “China for China” initiative for innovating in this key, fast-paced market; and
•Iconic brand: We continue to build a single, iconic Logitech brand. As such, we aim to be a model for people, ways of working, and inclusive culture.
Logitech International S.A. | Fiscal 2026 Form 10-K | 3

Environmental Sustainability
Logitech embeds "Design for Sustainability" into the heart of our culture and business strategy. This commitment extends across our entire value chain—from sourcing raw materials to product end-of-life—as we leverage innovative materials, technologies and processes to reduce carbon emissions. By transitioning to renewable energy and prioritizing circular solutions like product repair and recycled materials, we continue to prove that environmental stewardship is a competitive differentiator that benefits our business, society, and the planet.
Products
Logitech designs, manufactures and sells products that help businesses thrive and bring people together when working, creating, and gaming.
Gaming
Logitech G provides products for gamers and streamers, including PC gaming (mice, headsets and keyboards), steering wheels, console gaming headsets, microphones and streaming services. Incorporating innovative design and advanced technologies, some of the key products and solutions in this category include:
•The Logitech G Pro X2 Superstrike Wireless Gaming Mouse that was designed in collaboration with the world's top esports professionals, featuring the revolutionary Haptic Inductive Trigger System ("HITS"), which replaces traditional switches with an inductive analog sensor and real-time click haptics, and weighing in at 61 grams.
•The Logitech RS50 Racing Wheel System which features Direct Drive as well as TRUEFORCE support. The RS50 System allows for customization within the RS50 platform.
•The Logitech Pro X 2 Lightspeed Wireless Headset which features pro-grade sound, LIGHTSPEEDTM wireless, and an emphasis on comfort.
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
•The Logitech Wireless Combo MK540 Advanced, an instantly familiar mid level wireless keyboard and mouse combination built for precision, comfort, and reliability. The full-size keyboard features a familiar key shape, size, and feeling – and the contoured and ambidextrous mouse has been designed to fit comfortably into either palm.
Pointing Devices
Logitech offers a variety of pointing devices. Some of our key products in this category include:
•The Logitech MX Master 4, our flagship wireless mouse product, is a high-performance mouse with haptic feedback, designed for an immersive and precise workflow. It is enabled with Logitech Flow cross-computer control software and Logi Bolt cross-operating system connectivity. This product represents the new paradigm for precise, fast, comfortable cross-computer digital navigation and digital creativity.
•The Logitech Signature M650 Wireless Mouse, which introduced SmartWheel for precise and fast scrolling, and clicks silently due to our SilentTouch technology, has an 18-month battery life, dual connectivity with
Logitech International S.A. | Fiscal 2026 Form 10-K | 4

Bluetooth and Logi Bolt, compatible with nearly all operating systems, side-buttons and comfortable design, and is available in Large, Medium and left-handed versions.
•The Logitech Lift, a vertical mouse with Logi Bolt wireless technology and the SmartWheel, available in right and left-handed versions.
•The Logitech Wireless Mouse M185, a reliable wireless mouse with comfortable shape and compact design.
•The Logitech Wireless Mouse M220 Silent is an upgraded version of the M185 with silent clicking due to SilentTouch technology.
Video Collaboration
The Video Collaboration category includes Logitech’s conference room cameras (“ConferenceCams”), which combine affordable enterprise-quality audio and high definition ("HD") 4K video to bring video conferencing to a variety of room sizes. Some of our key products in this category include:
•The Logitech Rally Bar family of ConferenceCams, consisting of Rally Bar, Rally Bar Huddle, and Rally Bar Mini, which is our premier family of video bars with built-in computing capabilities for small, midsize and large rooms, providing brilliant video, room-filling audio, and the flexibility to deploy in PC or appliance mode.
•The Logitech Rally and Logitech MeetUp ConferenceCams that plug and play with any computing device including PC, Mac and Chromebook. Logitech Rally offers best-in-class video conferencing with Ultra HD 4K video and professional audio that easily turns medium- to large-sized conference rooms into video-enabled collaboration rooms. Logitech MeetUp is designed for huddle rooms and features a room-capturing 120° field of view ("FOV"), 4K optics and exceptional audio performance.
•The Logitech Tap touch-screen controller, which connects to any computer through USB and serves as a controller compatible with video conferencing room solutions from Google®, Microsoft®, and Zoom.
•The Logitech Sight, a tabletop companion camera with intelligent multi-participant framing through front and center views.
•The Logitech Rally Board 65, an all-in-one video conferencing solution that combines crystal clear video, powerful audio, and AI-driven features, all integrated into a single 65-inch touchscreen.
•Along with these key products this category also includes a full portfolio of accessories such as microphones and cables to enable easy to deploy and customizable configurations.
•In addition, Logitech offers a robust enterprise service ecosystem focused on maximizing uptime and workspace efficiency through two distinct tiers. Logitech Essentials provides advanced management capabilities, such as remote user interface access, ServiceNow integration, and workspace analytics to optimize room usage. For organizations requiring deeper support, Logitech Select builds upon those management tools by adding 24/7 priority technical support, a dedicated service manager, and accelerated hardware replacement.
Webcams
Our Webcams category includes webcams and streaming cameras. Our webcams and streaming cameras are designed to seamlessly integrate with laptops and desktop computers, enabling instant video collaboration and transforming workspaces into high-quality communication hubs. With plug-and-play connectivity, optimized compatibility across platforms, and intelligent features for clarity and ease-of-use, our webcams empower effective meetings, content creation, and real-time interaction from any desktop. The Brio 100, Logitech HD Pro Webcam C920, C922, Brio 4K Pro Webcam and our flagship MX Brio Ultra HD 4K Webcam are the key products in this category that are designed to meet the various needs of our audiences.
Tablet Accessories
Our Tablet Accessories category primarily includes tablet keyboards. These products are mostly designed for iPads but can also be used with select Samsung and other Android tablets. Some of our key products in this category include:
•The Combo Touch line-up for various iPad Pro and Air models are our flagship design offering a backlit keyboard, any-angle kickstand for flexible viewing angles, and a trackpad for gestures, clicks, and navigation. The Combo Touch line-up uses Smart Connector technology to connect to the iPad seamlessly, with no need for batteries or Bluetooth pairing.
Logitech International S.A. | Fiscal 2026 Form 10-K | 5

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
Headsets
Logitech’s headset portfolio spans headsets, in-ear headphones, and premium wireless earbuds. It is anchored by the H390 as a globally deployed, high‑volume USB headset. Additionally, the portfolio includes the Zone Wired 2 next‑generation wired headset; the Zone Wireless 2, a premium Bluetooth headset; the Zone 300, a wireless headset at a competitive price point; and the UE Pro, a versatile in-ear monitor. This portfolio supports empowering people to collaborate effectively from anywhere, enabling seamless collaboration by combining premium, human centric design for the modern workplace.
Other
Our Other category primarily consists of mobile speakers and PC speakers. Our mobile speakers are a portfolio of portable wireless Bluetooth speakers for music on the go. Our key products within the collection of portable Bluetooth speakers includes Ultimate Ears (UE), WONDERBOOM4, BOOM4, and MEGABOOM4.
Sales and Distribution
Our sales and marketing activities are organized into three geographic regions: the Americas (North and South America), EMEA (Europe, Middle East, Africa) and Asia Pacific (China, Australia, Japan, India, Korea, Taiwan and other countries). For revenue by geographic region, see Note 15 to our consolidated financial statements.
Logitech has an extensive global go-to-market network that is leveraged to optimize the value of our existing products and product categories as well as to introduce new products and enter new product categories. We sell our products primarily to a variety of distributors, retailers and e-tailers. We support these channels with our direct sales force and third-party distributors located in all three geographic regions.
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
In fiscal years 2026, 2025 and 2024, Amazon Inc. and its affiliated entities together accounted for 18%, 19% and 18% of our gross sales, respectively. In fiscal years 2026, 2025 and 2024, Ingram Micro Inc. and its affiliated entities together accounted for 14%, 14% and 13% of our gross sales, respectively. TD Synnex and its affiliated entities together accounted for 12%, 12%, and 14% of our gross sales in fiscal years 2026, 2025, and 2024, respectively. No other customer individually accounted for more than 10% of our gross sales in fiscal years 2026, 2025 or 2024.
Seasonality
We experience seasonal trends related to our product sales. Sales are generally highest during our third fiscal quarter (October to December) primarily due to increased consumer demand during the holiday season and increased spending by businesses in the months nearing the calendar year-end. Cash flow is usually correspondingly lower in the first half of our fiscal year as we typically build inventories in advance of our third fiscal quarter and we also pay an annual dividend following our Annual General Meeting typically held in September.
Logitech International S.A. | Fiscal 2026 Form 10-K | 6

Materials
We purchase certain products and key components used in our products from a limited number of sources. Lead times for materials, components, and products ordered by us or by our contract manufacturers can vary significantly and depend on factors such as contract terms, demand for a component, our ability to forecast product demand, and supplier capacity. From time to time, we have experienced component shortages and extended lead times on semiconductors, such as memory chips, micro-controllers and optical sensors, and base metals used in our products. Shortages or interruptions in the supply of components, materials, or subcontracted products, or our inability to procure these components, materials, or products from alternate sources at acceptable prices in a timely manner, could affect availability of our products or increase our production costs.
Operations
Logitech’s operations capability consists of a diversified manufacturing footprint across six countries that includes an in-house manufacturing facility in Suzhou, China and third-party contract manufacturers and original design manufacturers (principally in Asia and Mexico), which allows us to effectively respond to rapidly changing demand and leverage economies of scale.
Our Suzhou operation, which currently handles approximately 35% of our total production of products based on value, provides manufacturing know-how, intellectual property protection and variable production capacity which gives us flexibility to quickly adjust production levels to align with shifts in demand. In addition, by combining in-house and outsourced manufacturing capabilities, we can reduce volatility in production volumes as well as improve time to market.
Both our in-house and outsourced manufacturing operations are managed by our worldwide operations group. The worldwide operations group provides support throughout the product lifecycle from product development to the management of distribution centers and the supply chain and logistics networks. We believe our diversified manufacturing footprint across six countries, our supply chain’s extensive global reach, our key distribution channels and strategic business relationships combined with our factory automation, extensive analytic modeling expertise, optimization tools and global processes are key competitive advantages.
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
Research and Development
We recognize that continued investment in product research and development is critical to facilitate innovation of new and improved products, technologies and experiences. Our research and development expenses for fiscal years 2026, 2025 and 2024 were $316.2 million, $309.0 million and $287.2 million, respectively, which represents 6.5%, 6.8% and 6.7% of net sales, respectively. We expect to continue to devote significant resources to research and development, including for the development of devices for digital platforms, video communications, wireless technologies, power management, and user interfaces to sustain our competitive position.
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
Logitech International S.A. | Fiscal 2026 Form 10-K | 7

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
Customer Service and Technical Support
Our customer service organization provides user technical support, support related to product inquiry, and order support. We support these customer service functions with outsourced operations as well as in-house support teams located in countries across the world. We also have walk-in centers in Asia, managed by third-party providers, where consumers may obtain service for their Logitech products. We provide support services to retail purchasers of our products through telephone, e-mail, forums, chat, and the Logitech Support website. In addition, for some of our product categories, dedicated support websites and dedicated internal support teams are available. To improve our customers' experience and operate efficiently, we use technology to facilitate chatbot interactions, enable self-help and apply AI to optimize support searches.
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
As we target opportunities in new categories and markets and as some of our product categories demonstrate growth, we are confronting new competitors, many of which may have more experience in the categories or markets and have greater marketing resources and brand name recognition than we have. In addition, because of the continuing convergence of the markets for computing devices and consumer electronics, there may be greater competition in the future from well-established consumer electronics companies in our developing categories, as well as future categories we might enter. Some of these companies may have greater financial, technical, sales, marketing, and other resources than we have.
We expect continued competitive pressure in our business, including in the terms and conditions that our competitors offer customers, which may be more favorable than our terms and conditions and may require us to take actions to increase our customer incentive programs, which could impact our sales and operating margins.
Gaming
Competitors for our gaming products include Razer Inc. ("Razer"), Corsair Gaming, Inc., SteelSeries (owned by GN Store Nord A/S (“GN”)), Turtle Beach Corporation, HyperX (owned by HP Inc. ("HP")) and Moza (owned by Gudsen Technology), among others. Our competitors for Blue Microphones products include Rode Microphones LLC, Audio Technica Corporation, Samson Technologies Corp., Shure Incorporated, Razer and Apogee Electronics Corp., among others.
Keyboards & Combos
Apple Inc. ("Apple"), Dell Technologies ("Dell"), HP, Lenovo Group Ltd. ("Lenovo"), Eweadn, Mchose, Keychron, Cherry, Amazon Basics and regional computer peripheral computer brands are the main competitors in our keyboard and combo product lines. We also experience competition and pricing pressure for corded and cordless keyboards and combos from less-established brands, including house brands and local competitors in Asian markets, such as Shenzhen Rapoo Technology Co., Ltd. ("Shenzhen Rapoo"), and Xiaomi Corporation ("Xiaomi").
Pointing Devices
Apple, Lenovo, Dell, HP, Cherry, and Amazon Basics are our main competitors worldwide for pointing devices. We also experience competition and pricing pressure from less-established brands, including house brands and local competitors in Asian markets, such as Elecom Co., Ltd., Buffalo Inc., Shenzhen Rapoo, Huawei and Xiaomi.
Logitech International S.A. | Fiscal 2026 Form 10-K | 8

Video Collaboration
Our competitors for video collaboration products include Cisco Systems, Inc. ("Cisco"), Poly (owned by HP), Jabra (owned by GN), AVer Information Inc., Neat, Yealink (Xiamen) Network Technology Co.Ltd, and Owl Labs, among others.
Webcams
Our primary competitors for webcams are HP, Dell, Lenovo and other manufacturers such as Razer, HIKVision and Insta360.
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
We also are subject to numerous environmental regulations, including in connection with targeted substances, such as laws addressing the discharge of pollutants into the air and water, the management and disposal of
Logitech International S.A. | Fiscal 2026 Form 10-K | 9

hazardous substances and wastes, and the cleanup of contaminated sites, the manufacture and distribution of chemical substances and laws restricting the presence of certain substances in electronics products; stewardship, such as end-of-life stewardship directives including the Waste Electrical and Electronic Equipment ("WEEE") Directive, the Packaging Directive and the Battery Regulation, which require producers of electrical goods, packaging, and batteries to finance the collection, recycling, treatment and disposal of relevant products; or conflict minerals, such as the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act.
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
Human Capital Resources
Employees
Our human capital resources include persons employed directly by us or indirectly through contingent workforce arrangements. As of March 31, 2026, we employed approximately 7,300 persons, of which approximately 2,300 were employed in our Suzhou manufacturing operations. This includes people employed directly by us, or indirectly through contingent workforce arrangements. None of Logitech's U.S. direct employees are represented by a labor union or are subject to a collective bargaining agreement. Certain other countries, such as China, provide by law for employee rights, which include requirements similar to collective bargaining agreements. We believe that our employee relations are good.
We rely on different programs and initiatives to support our goals. Some of our key human capital management programs are summarized below.
Diversity and Inclusion
We believe that reflecting the diverse world in which we live, through our people and by fostering an inclusive culture, fuels innovation. Our direct employees are located across Americas, EMEA and Asia-Pacific and bring a range of perspectives and skills to Logitech. As of March 31, 2026, 50% of our office employees were located in Asia-Pacific, 27% in the Americas, and 23% in EMEA. As of March 31, 2026, females represented 39% of our global office employees. In the U.S., underrepresented minorities (defined as Black or African American, Asian, Hispanic or Latino, American Indian or Alaska Native, and Native Hawaiian or Other Pacific Islander) represented 46% of our employees.
To measure our employees’ satisfaction at Logitech, we distribute a bi-annual employee engagement survey. Most recently, we conducted a survey in October 2025, in which 86% of our global office employees participated. As part of the survey, employees provided feedback on their experience at Logitech, on measures such as happiness, retention and their perspective on our current state of workplace inclusivity at Logitech.
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
Logitech International S.A. | Fiscal 2026 Form 10-K | 10

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
Information About Our Executive Officers. The following sets forth certain information regarding our executive officers as of May 21, 2026:

Name	Age	Nationality	Position
Johanna (Hanneke) Faber	57	Netherlands	Chief Executive Officer
Matteo Anversa	55	Italy, U.S.	Chief Financial Officer
Samantha Harnett	50	U.S.	Chief Legal Officer and Corporate Secretary
Johanna (Hanneke) Faber joined Logitech as Chief Executive Officer in December 2023. Prior to joining Logitech, Ms. Faber served as President of the Global Nutrition Division at Unilever PLC, a multinational consumer goods company from July 2022 to November 2023, where she oversaw the Nutrition Business Group. She was previously President of the Foods & Refreshment Division of Unilever from May 2019 to June 2022. Ms. Faber joined Unilever as a member of its Executive Committee in January 2018, serving as President Unilever Europe. Prior to Unilever, she was a member of the Executive Committee of Ahold Delhaize N.V., a global food retailer, from 2013 to 2017, serving first as Chief Commercial Officer and then as Chief E-Commerce and Innovation Officer. Ms. Faber has been a member of the board of directors and audit committee of Tapestry Inc., a luxury fashion and lifestyle brands holding company since 2021. Ms. Faber also serves on the Board of the Swiss American Chamber of Commerce. She holds a Bachelor of Arts in Journalism and a Master of Business Administration from the University of Houston (Texas, USA).
Matteo Anversa joined Logitech as Chief Financial Officer in September 2024. Mr. Anversa previously served as Executive Vice President of Finance, Chief Financial Officer and Treasurer of Gentherm Incorporated, a thermal management technology company, from January 2019 to August 2024. Prior to joining Gentherm, Mr. Anversa served as Executive Vice President and Chief Financial Officer of Myers Industries, Inc., an international manufacturer of polymer-based material handling products and a distributor of tire repair and retread products, from December 2016 to December 2018. Prior to Myers Industries, Mr. Anversa worked since 2013 at Fiat Chrysler Automobiles N.V., a global automobile manufacturer, where he held executive management positions, including Vice President, Group FP&A Fiat Chrysler and Chief Financial Officer for Ferrari SpA where he helped prepare Ferrari for its initial public offering. Mr. Anversa began his career at General Electric Company, a multinational conglomerate, where he held various leadership roles during his 16-year tenure. Mr. Anversa served as a director of Gabelli Value for Italy, an Italian company listed on AIM Italia, from April 2018 through May 2020. Since October 2024, he has been serving as a director of Strattec Security Corporation, a public company providing advanced automotive access, security & authorization and select user interface solutions for the automotive industry. Mr. Anversa holds a degree in Mechanical Engineering from the University of Parma, Italy.
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
Logitech International S.A. | Fiscal 2026 Form 10-K | 11

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
In addition, Logitech publishes press releases upon the occurrence of significant events within Logitech. Shareholders and members of the public may elect to receive alerts when Logitech issues press releases by subscribing through http://ir.logitech.com/alerts.cfm.
As a Swiss company traded on the SIX Swiss Exchange, and as a company subject to the provisions of Section 16 of the Securities Exchange Act of 1934, as amended, we file reports on transactions in Logitech securities by members of Logitech's Board of Directors and executive officers. The reports that we file with the Securities and Exchange Commission on Forms 3, 4 and 5, along with our other SEC filings, may be accessed on our website free of charge or on the Securities and Exchange Commission's website at http://www.sec.gov, and the reports we file that are published by the SIX Swiss Exchange may be accessed at https://www.ser-ag.com/en/resources/notifications-market-participants/management-transactions.html.

Logitech International S.A. | Fiscal 2026 Form 10-K | 12

ITEM 1A.    RISK FACTORS
The risk factors summarized and disclosed below could adversely affect our business, results of operations and financial condition, and may cause volatility in the price of our shares. These are not all the risks we face, and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur. See also the other information set forth in this Annual Report on Form 10-K, including in Part I, Item 1 "Business," Part II, Item 1C "Cybersecurity," Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and the related Notes.
Summary of Risk Factors

Risks Related to our Business

•If we fail to innovate and develop new products in a timely and cost-effective manner, our business and operating results could be adversely affected.

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

•We purchase key components and products from a limited number of sources, and our business and operating results could be adversely affected if supply were delayed or constrained or if there were shortages or significant price increases of required components or materials.

•We use artificial intelligence ("AI") in our business, and challenges relating to the development and use of AI could result in competitive harm, reputational harm, cybersecurity risks, and legal liability, and could adversely affect our results of operations.

•We rely on third parties to sell and distribute our products, and we rely on their information to manage our business. Disruption of, or changes to, our relationship with these channel partners could adversely affect our business, results of operations, and financial condition.

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

•Our business depends in part on access to third-party platforms or technologies, and if access thereto is withdrawn, denied, or is not available on terms acceptable to us, our business and operating results could be adversely affected.

•Our success depends on our ability to manage, hire, integrate and motivate sufficient numbers of qualified personnel, including senior leadership, and to retain key personnel who may be difficult to replace.

Logitech International S.A. | Fiscal 2026 Form 10-K | 13

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

Risks Related to the Global Nature of our Operations and the Regulatory Environment

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

•Changes in trade policy and regulations, including changes in trade agreements, the imposition of tariffs or other trade restrictions, and the resulting consequences, may have adverse impacts on our business, results of operations and financial condition.

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

•Our effective income tax rates may increase and we may be subject to additional tax liabilities, which could adversely affect our net income and cash flows.

•We maintain cash and cash equivalents at financial institutions and are exposed to credit risk in the event of default by such financial institutions.

Risks Related to Confidential Information, Cybersecurity, Privacy and Intellectual Property

•Losses or unauthorized access to, or releases of, confidential information could adversely affect our business and result in significant reputational, financial and legal consequences.

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
Logitech International S.A. | Fiscal 2026 Form 10-K | 14

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

Risk Factors

Risks Related to our Business

If we fail to innovate and develop new products in a timely and cost-effective manner, our business and operating results could be adversely affected.

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

Logitech International S.A. | Fiscal 2026 Form 10-K | 15

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

The growth opportunities we may pursue are subject to constant and rapidly changing and evolving technologies and evolving industry standards and may be replaced by new technology concepts or platforms. Some of these growth categories and opportunities are also characterized by short product cycles, frequent new product and feature introductions and enhancements and rapidly changing and evolving consumer preferences with respect to design and features that require calculated risk-taking and fast responsiveness and result in short opportunities to establish a market presence. In addition, some of these growth categories and opportunities are characterized by price competition, erosion of premium-priced segments and average selling prices, commoditization, and sensitivity to general economic conditions and cyclical downturns. We are at risk of competitors coming to market with more innovative products that are more attractive to customers than ours or priced more competitively. If we do not develop innovative and reliable product offerings and enhancements in a cost-effective and timely manner that are attractive to consumers in these markets, if we are otherwise unsuccessful entering and competing in these growth categories or responding to our many competitors and to the rapidly changing conditions in these growth categories, if the growth categories in which we invest our limited resources do not emerge as the opportunities or do not produce the growth or profitability we expect, or when we expect it, or if we do not correctly anticipate changes and evolutions in technology and platforms, our business and results of operations could be adversely affected.

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

Our manufacturing operations in China have been in the past and could in the future be adversely affected by changes in the interpretation and enforcement of legal standards, strains on China’s available labor pool, changes in labor costs and other employment dynamics, high turnover among Chinese employees, infrastructure issues, import-export issues, cross-border intellectual property and technology restrictions, currency transfer restrictions, natural disasters, regional or global pandemics, conflicts or disagreements between China and Taiwan or China and the United States, labor unrest, and other trade customs and practices that are dissimilar to those in the United States and Europe. Interpretation and enforcement of China’s laws and regulations continue to evolve, and we expect differences in interpretation and enforcement to continue in the foreseeable future.

Our manufacturing operations at third-party contractors could be adversely affected by contractual disagreements; labor unrest; natural disasters; regional or global pandemics; wars and armed conflicts; strains on local communications; trade; and other infrastructures; competition for the available labor pool or manufacturing capacity; increasing labor and other costs; and other trade customs and practices that are dissimilar to those in the United States and Europe.

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

Logitech International S.A. | Fiscal 2026 Form 10-K | 16

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

By locating our manufacturing primarily in China and Southeast Asia, we are reliant on third parties to get our products to distributors around the world. Transportation costs, fuel costs, labor unrest, natural disasters, regional or global pandemics, military conflicts, and other adverse effects on our ability, timing and cost of delivering products can increase our inventory, decrease our margins, adversely affect our relationships with distributors and other customers and otherwise adversely affect our results of operations and financial condition. For example, the recent armed conflict in the Middle East has disrupted the supply to our distribution center in Dubai, which serves the EMEA region, and has impacted our distribution partners' ability to reach customers in the region.

A significant portion of our quarterly retail orders and product deliveries generally occur in the last weeks of the fiscal quarter. This places pressure on our supply chain and could adversely affect our revenues and profitability if we are unable to successfully fulfill customer orders.

We purchase key components and products from a limited number of sources, and our business and operating results could be adversely affected if supply were delayed or constrained or if there were shortages or significant price increases of required components or materials.

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

Lead times for materials, components and products ordered by us or by our contract manufacturers can vary significantly and depend on factors such as contract terms, demand for a component, and supplier capacity. From time to time, we have experienced and may experience again, component shortages and extended lead times on semiconductors, such as microcontrollers and optical sensors, and base metals used in our products. We have been impacted by the increases in demand for memory chips and other components caused by the build out of new AI technologies and data centers, leading to a rise in prices for such components and some suppliers transitioning capacity away from certain components utilized in our products. Shortages or interruptions in the supply of components, materials, or subcontracted products, or our inability to procure these components, materials, or products from alternate sources at acceptable prices in a timely manner, could affect availability of our products or increase our production costs, which could adversely affect our business and operating results.

We use artificial intelligence (“AI”) in our business, and challenges relating to the development and use of AI could result in competitive harm, reputational harm, cybersecurity risks, and legal liability, and could adversely affect our results of operations.

We use AI solutions internally for business purposes and also in certain offerings, including making third-party AI tools available in our products, and we may in the future incorporate additional AI solutions into our offerings. AI technologies are complex and evolving rapidly, and we face significant competition from other companies. If our competitors or others are able to use or leverage AI more rapidly or more successfully than us, our ability to compete effectively could be impaired, we may fail to recoup our investments in AI, and our business and financial results could be adversely affected.

Logitech International S.A. | Fiscal 2026 Form 10-K | 17

AI solutions may use algorithms, datasets or training methodologies that are incomplete, reflect biases, or contain other flaws or deficiencies. AI solutions may create output that appears correct but is inaccurate, biased or otherwise flawed, or that infringes or otherwise violates intellectual property or other rights. Our integration of AI solutions internally for business purposes and into our offerings also introduces unique cybersecurity risks, including gaining unauthorized access to our products, adversarial attacks intended to deceive or 'poison' AI models, and model extraction attempts to steal our proprietary algorithms. We also face risks of employees using unauthorized AI tools that have not been vetted and approved by us and inadvertently disclosing confidential information to such third-party AI platforms. As AI-driven threats become more automated and sophisticated, they may bypass traditional security controls at a speed and scale that exceeds our ability to respond, potentially leading to significant operational disruption or the loss of sensitive intellectual property. We may not be able to control the development, maintenance or behavior of third-party AI solutions, including the autonomous actions of AI agents or the security of third-party foundational models, and these AI solutions may be used inappropriately or introduce novel vulnerabilities into our software via AI-generated code. We, and third-party providers of any AI solutions we may make available in our applications, may lack sufficient rights with respect to data or other material or content used in or produced by AI solutions. There is no guarantee that any contractual or other protections we seek to implement will be sufficient to protect us from risks presented by these solutions.

The rapid evolution of AI and the regulatory and policy landscapes concerning AI also present numerous risks. Several jurisdictions around the world have introduced or enacted legislation relating to AI, and regulators have issued policy statements relating to the use and development of AI. New laws and regulations, or existing laws and regulations, may be interpreted in ways that conflict with or otherwise impact our approach to AI and use of AI solutions.

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

We rely on third parties to sell and distribute our products, and we rely on their information to manage our business. Disruption of, or changes to, our relationship with these channel partners could adversely affect our business, results of operations, and financial condition.

We primarily sell our products to a variety of distributors, retailers, e-tailers and enterprise customers (together with our channel partners). We are dependent on our distributors to distribute and sell our products to indirect sales channel partners who will ultimately resell to businesses, vertical customers and consumers. The sales and business practices of all such sales channel partners, their compliance with laws and regulations, and their reputations - of which we may or may not be aware - may affect our business and our reputation.

While our overall distribution relationships are diffuse, in fiscal years 2026 and 2025 our gross sales were concentrated with three customers - Amazon, Ingram Micro and TD Synnex - and their affiliated entities. We do not have long-term commitments with those customers. If online sales grow as a percentage of overall sales, we expect that our reliance on Amazon would increase. While we believe that we have good relationships with Amazon, Ingram Micro and TD Synnex, any adverse change in those relationships could have an adverse impact on our results of operations and financial condition.

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

Logitech International S.A. | Fiscal 2026 Form 10-K | 18

Our sales channel partners also sell products offered by our competitors and, in the case of retailer house brands, may also be our competitors. If product competitors offer our sales channel partners more favorable terms, have more products available to meet their needs, or utilize the leverage of broader product lines sold through the channel, or if our sales channel partners show preference for their own house brands, our sales channel partners may de-emphasize or decline to carry our products. In addition, certain of our sales channel partners could decide to de-emphasize the product categories that we offer in exchange for other product categories that they believe provide them with higher returns. If we are unable to maintain successful relationships with these sales channel partners or to maintain our distribution channels, our business could suffer.

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

We have developed long-term value in our brands and have invested significantly in design and in our existing and new brands over the past several years. We believe that our design and brands have significantly contributed to the success of our business and that maintaining and enhancing our brands is important to our future growth and success. Maintaining and enhancing our brands will require significant investments and will depend largely on our future design, products and marketing, which may not be successful and may damage our brands. Our brands and reputation are also dependent on third parties, such as suppliers, manufacturers, distributors, retailers, product reviewers and the media as well as online consumer product reviews, consumer recommendations and referrals. It can take significant time, resources and expense to overcome negative publicity, reviews or perception. Any negative effect on our brands, regardless of whether it is in our control, could adversely affect our reputation, business and results of operations.

If we do not compete effectively, demand for our products could decline and our business and operating results could be adversely affected.

The industry in which we operate is intensely competitive. Our product categories are dynamic; highly competitive and characterized by large, well-financed competitors with strong brand names and highly effective research and development, marketing and sales capabilities; short product life cycles; constantly evolving industry standards and perpetual new demands for features and performance; continual performance enhancements; and rapid adoption of technological and product advancements by competitors in our retail markets. We have experienced aggressive price competition and other promotional activities from our primary competitors and less-established brands, including brands owned by some retail customers known as house brands. As we shift the focus of our marketing efforts in certain categories from a push model to a more demand-generating, pull-driven
Logitech International S.A. | Fiscal 2026 Form 10-K | 19

approach, the pressures from this competition and from our distribution channels, combined with the implementation risks of such a strategy shift, could adversely affect our competitive position, market share and business. In addition, our competitors may offer customers terms and conditions that may be more favorable than our terms and conditions and may require us to take actions to maintain or increase our customer incentive programs, which could impact our revenues and operating margins.

Microsoft, Apple, Google and Amazon are leading producers of operating systems, hardware, platforms and applications with which our mice, keyboards, wireless speakers and other products are designed to operate. As a result, Microsoft, Apple, Google and Amazon each may be able to improve the functionality of its own products, if any, or may choose to show preference to our competitors' products, to correspond with ongoing enhancements to its operating systems, hardware and software applications before we are able to make such improvements. This ability could provide Microsoft, Apple, Google, Amazon or other competitors with significant lead-time advantages. In addition, Microsoft, Apple, Google, Amazon or other competitors may be able to control distribution channels or offer pricing advantages on bundled hardware and software products that we may not be able to offer, and may be financially positioned to exert significant downward pressure on product prices and upward pressure on promotional incentives to gain market share. If we are not able to increase our software and services capability to enhance hardware product experiences and offer attractive product pricing, our results of operations and financial condition may be adversely affected. For additional information, see "Competition” in Item 1 of this Annual Report on Form 10-K.

If we do not accurately forecast market demand for our products, our business and operating results could be adversely affected.

We use forecasts of product demand to make decisions regarding investments of our resources and production levels of our products. Although we receive forecasts from our customers, many are not obligated to purchase the forecasted demand. Also, actual sales volumes for individual products in our retail distribution channel can be volatile due to changes in macroeconomic and geopolitical conditions, consumer and business spending, consumer preferences and other reasons. In addition, our products have short product life cycles, so a failure to accurately predict high demand for a product can result in lost sales that we may not recover in subsequent periods, or higher product costs if we meet demand by paying higher costs for materials, production and delivery. Our failure to predict low demand for a product can result in excess inventory, lower cash flows and lower margins if we are required to reduce product prices to reduce inventories.

If our sales channel partners have excess inventory of our products or decide to decrease their inventories for any reason, they may decrease the number of products they acquire in subsequent periods, which could cause disruption in our business and adversely affect our forecasts and sales.

In addition, market demand remains less predictable and more volatile than before due to uncertainty about tariffs, war, and volatile energy prices. We have experienced in the past and may continue experiencing large differences between our forecasts and actual demand for our products that may result in excess inventory or product unavailability, inventory and restructuring reserves, increases in operational logistics and other costs, damaged relationships with suppliers or customers, opportunities for our competitors, and lost market share and revenue. If we do not accurately predict product demand, our business and operating results could be adversely affected.

Our business depends in part on access to third-party platforms or technologies, and if access thereto is withdrawn, denied, or is not available on terms acceptable to us, our business and operating results could be adversely affected.

Our product portfolio includes current and future products designed for use with third-party platforms or software, such as the Apple iPad, iPhone and Siri, Android phones and tablets, Zoom, and Microsoft Teams. Our business in these categories relies on our access to the platforms of third parties, some of whom are our competitors. Platform owners that are competitors have a competitive advantage in designing products for their platforms and may produce peripherals or other products that work better, or are perceived to work better, than our products in connection with those platforms. If we expand the number of platforms and software applications with which our products are compatible, we may not be successful in launching products for those platforms or software applications, we may not be successful in establishing strong relationships with the new platform or software owners, or we may negatively impact our ability to develop and produce high-quality products on a timely basis for
Logitech International S.A. | Fiscal 2026 Form 10-K | 20

those platforms and software applications or we may otherwise adversely affect our relationships with existing platform or software owners.

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

Our success depends on our ability to manage, hire, integrate and motivate sufficient numbers of qualified personnel, including senior leadership, and to retain key personnel who may be difficult to replace.

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

Logitech International S.A. | Fiscal 2026 Form 10-K | 21

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

Risks Related to the Global Nature of our Operations and the Regulatory Environment

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

Such conditions, including but not limited to inflation, slower growth or recession, changes in tariffs, trade restrictions, changes to fiscal and monetary policy, higher interest rates, government shutdowns, and currency fluctuations, as well as other conditions susceptible to impacting consumer confidence and spending could adversely affect demand for our products. In fiscal year 2026, we were impacted by adverse macroeconomic and geopolitical conditions including but not limited to inflation, foreign currency fluctuations, uncertainty about tariffs, availability of memory chips, war, and volatile energy prices.

Logitech International S.A. | Fiscal 2026 Form 10-K | 22

Global or regional economic and political conditions may also have an impact on our suppliers, contract manufacturers, logistics providers, and distributors, causing volatility in cost of materials, transportation costs, transit times and component availability, and as a result, impacting the pricing of our products, product availability and our results of operations. The recent armed conflict in the Middle East has impacted the availability and price of crude oil, increasing transportation costs. A prolonged conflict also could affect the availability and cost of plastics and other byproducts of petroleum used in our products.

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

•Compliance with current and future laws and regulations, including AI, environmental, tax, import/export and anti-corruption laws, which vary by country, and region, and over time, increasing the costs of compliance and potential risks of non-compliance, uncertain and varying enforcement of those laws and regulations, dependence on local authorities, and the importance of local networks and relationships;

•Varying accounting, auditing and financial reporting standards, accountability and protections, including risks related to the lack of access by the Public Company Accounting Oversight Board (United States) ("PCAOB") to inspect PCAOB-registered accounting firms in emerging market countries such as China;

•Exposure to political, economic and financial instability, which may lead to reduced sales, higher credit risks, currency exchange losses, exposure to fluctuations in the value of local currencies, impositions of currency exchange controls and collection difficulties or other losses;

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

Logitech International S.A. | Fiscal 2026 Form 10-K | 23

Changes in trade policy and regulations, including changes in trade agreements, the imposition of tariffs or other trade restrictions, and the resulting consequences, may have adverse impacts on our business, results of operations and financial condition.

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

Changes in tariffs or other trade restrictions, or other changes to trade policies and regulations, could adversely affect more or all of our products. There also are risks associated with retaliatory policies and resulting trade wars. We cannot predict future trade policy and regulations in the United States and other countries, the terms of any renegotiated trade agreements or treaties, or tariffs and their impact on our business. A trade war could have a significant adverse effect on world trade and the world economy. Tariffs and other trade restrictions have in the past increased and could in the future increase the price of, limit the amount of, or cause significant delays in our procurement of certain products or components or materials used in our products. For example, certain materials are primarily available in a limited number of countries, including rare earth elements, minerals and metals. Trade disputes, geopolitical tensions, economic circumstances, political conditions, or public health issues may limit our ability to obtain such materials. Although these rare earth and other materials are generally available from multiple suppliers, China is a predominant producer of these materials. China has in the past restricted export of certain of these materials and may in the future further expand restrictions or stop exporting these or other materials. As a result, our suppliers’ ability to obtain such supply may be constrained, and we may be unable to obtain sufficient quantities, or obtain supply in a timely manner, or at a commercially reasonable cost. In any such event, the sales, cost or gross margin of our products may be adversely affected and the demand from our customers for products and services may be diminished. Uncertainty surrounding international trade policy and regulations as well as disputes and protectionist measures could also have an adverse effect on consumer confidence and spending. If we deem it necessary to alter all or a portion of our activities or operations in response to such policies, agreements or tariffs and other trade restrictions, our capital and operating costs may increase.

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

Our primary exposure to movements in currency exchange rates relates to non-U.S. Dollar-denominated sales and operating expenses worldwide. A significant portion of our revenue is in non-U.S. denominated currencies. The weakening of currencies relative to the U.S. Dollar adversely affects the U.S. Dollar value of our non-U.S. Dollar-denominated sales and earnings. If we raise international pricing to compensate, it could potentially reduce demand for our products, adversely affecting our sales and potentially having an adverse impact on our market share. Margins on sales of our products in non-U.S. Dollar-denominated countries and on sales of products that include components obtained from suppliers in non-U.S. Dollar-denominated countries could be adversely affected by currency exchange rate fluctuations. In some circumstances, for competitive or other reasons, we may decide not to raise local prices to fully offset the U.S. Dollar’s strengthening, which would adversely affect the U.S. Dollar value of our non-U.S. Dollar-denominated sales and earnings. Competitive conditions in the markets in which we operate may also limit our ability to increase prices in the event of fluctuations in currency exchange rates. Conversely, strengthening of currency rates may also increase our product component costs and other expenses denominated
Logitech International S.A. | Fiscal 2026 Form 10-K | 24

in those currencies, adversely affecting operating results. A larger portion of our sales than of our expenses are denominated in non-U.S. denominated currencies.

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

Concerns over climate change have resulted in regulatory requirements and reporting frameworks designed to reduce or mitigate the effects of climate change on the environment. However, the lack of harmonized regulatory requirements and reporting frameworks exposes companies to navigate myriad different requirements, which has led to challenges in ESG reporting. As a result, companies are required to develop an expanded set of metrics and measures, as well as data collection, controls, and reporting processes to meet regulatory requirements and stakeholder expectations. Failure by us to promptly and accurately meet these expectations and requirements may expose us to reputational and brand damage, regulatory penalties and litigation among other things. Compliance with such requirements will also require additional expenditures by us or our suppliers, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

As a company operating in many markets and jurisdictions, expanding into new growth categories, and engaging in acquisitions, and as a Swiss, dual-listed company, we are subject to risks associated with new, existing and potential future laws and regulations.

As we expand into new markets and product categories and acquire companies, businesses and assets, our operations and products must comply with a wide variety of laws, standards and other requirements governing, among other things, health and safety, hazardous materials usage, product-related energy consumption, conflict minerals, packaging, recycling, sustainability, environmental, child labor and human rights matters, among others. Our products may be required to obtain regulatory approvals and satisfy other regulatory concerns in the various jurisdictions where they are manufactured, sold or both. These requirements create procurement and design challenges, which, among other things, require us to incur additional costs identifying suppliers and contract manufacturers who can provide or obtain compliant materials, parts and end products. Moreover, companies, businesses and assets that we acquire may not be in compliance with regulations in all jurisdictions. Failure to comply with such requirements can subject us to liability, additional costs, and reputational harm, and in severe cases, force us to recall products or prevent us from selling our products in certain jurisdictions. We are also subject to the SEC disclosure requirements regarding the use of certain minerals, known as conflict minerals, which are mined from the Democratic Republic of Congo and adjoining countries, as well as procedures regarding a manufacturer’s efforts to identify and prevent the sourcing of such minerals and metals produced from those minerals. The moral and regulatory imperatives to avoid purchasing conflict minerals are causing us to incur additional expenses, could limit the supply and increase the cost of certain metals used in manufacturing our products and could adversely affect the distribution and sales of our products.

As a Swiss company with shares listed on both the SIX Swiss Exchange and the Nasdaq Global Select Market, we are also subject to both Swiss and United States corporate governance and securities laws and regulations. In addition to the extra costs and regulatory burdens of our dual regulatory obligations, the two regulatory regimes may not always be compatible and may impose disclosure obligations, operating restrictions or tax effects on our business to which our competitors and other companies are not subject. For example, Swiss Corporate Law among other things, (a) requires a binding shareholder “say on pay” vote with respect to the compensation of members of our executive management and Board of Directors, (b) generally prohibits the making of severance, advance, transaction premiums and similar payments to members of our executive management and Board of Directors, (c) imposes other restrictive compensation practices, and (d) requires that our articles of incorporation specify various compensation-related matters. Potential future initiatives relating to corporate governance or executive compensation, and Swiss voter sentiment in favor of such regulations may increase our
Logitech International S.A. | Fiscal 2026 Form 10-K | 25

non-operating costs and adversely affect our ability to attract and retain executive management and members of our Board of Directors.

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP") which are subject to interpretation or changes by the Financial Accounting Standards Board ("FASB"), the SEC and other various bodies formed to promulgate and interpret appropriate accounting principles. New accounting pronouncements and changes in accounting principles have occurred in the past and are expected to occur in the future which may have a significant effect on our financial results or our compliance with regulations.

Our effective income tax rates may increase and we may be subject to additional tax liabilities, which could adversely affect our net income and cash flows.

We operate in multiple jurisdictions, and our profits are taxed pursuant to the tax laws of these jurisdictions. Our effective income tax rate may be affected by changes to existing tax laws, enactment of new tax laws, such as the U.S. federal tax legislation commonly referred to as the One Big Beautiful Bill Act (the “OBBBA”) enacted in 2025, or changes to interpretations of tax laws, treaties, rulings, regulations or agreements in any given jurisdiction, or changes in international tax reform by the Organization for Economic Co-operation and Development (the "OECD") and similar organizations, utilization of net operating losses and tax credit carryforwards, changes in geographical allocation of income and expense, and changes in management’s assessment of matters such as the realizability of deferred tax assets. We do not expect the OBBBA to have a material impact on our income taxes, including current and deferred tax balances and the effective tax rate. In the past, we have experienced fluctuations in our effective income tax rate. Our effective income tax rate in a given fiscal year reflects a variety of factors that may not be present in the succeeding fiscal year or years. There is no assurance that our effective income tax rate will not change in future periods.

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

We are subject to the OECD's Pillar Two Global Anti-Base Erosion rules, which Switzerland has implemented through a Qualified Domestic Minimum Top-Up Tax ("QDMTT") and the Income Inclusion Rule ("IIR"). The IIR may require us to pay a "Top-Up Tax" in Switzerland if the effective tax rate of our subsidiaries in any jurisdiction falls below the 15% minimum. On January 5, 2026, the OECD released a package of "Side-by-Side" Administrative Guidance that impacts our Pillar 2 compliance and reporting. A new permanent safe harbor replaces the transitional Country-by-Country ("CbCR") safe harbor for fiscal years beginning in 2027, and the CbCR safe harbor is extended for an additional year. Any changes in the interpretation of these rules by the Swiss Tax Administration or other local authorities could lead to a higher effective tax rate and increased compliance cost.

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
Logitech International S.A. | Fiscal 2026 Form 10-K | 26

including in connection with our dividend, share repurchases, payments to our vendors and employees and cause other operational impacts.

Risks Related to Confidential Information, Cybersecurity, Privacy and Intellectual Property

Losses or unauthorized access to, or releases of, confidential information could adversely affect our business and result in significant reputational, financial and legal consequences.

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

Nevertheless, our websites and information technology systems have been and could continue to be subject to or threatened with, and are susceptible to, damage, disruptions or shutdowns due to power outages, hardware failures, structural or operational failures, computer viruses, ransomware and other malware, vulnerabilities in third-party software, attacks by computer hackers and other third parties, including state-sponsored attacks, employee error or malfeasance, phishing and other means of social engineering, other data security issues, telecommunication failures, user error, employee or contractor negligence or malfeasance, catastrophes, downtime due to system or software upgrades, integration or migration, or other foreseeable and unforeseen events. Such risks extend not only to our own products, services, systems and networks, but also to those of customers, suppliers, contractors, business partners, vendors, and other third parties. For example, in the fall of 2025, we experienced a cybersecurity incident relating to the exfiltration of data, which we believe will not have a material adverse effect on our financial condition or results of operations. However, there can be no assurance that any future, or yet undiscovered, incident will not have a material impact on us, individually or in the aggregate.

Moreover, there is an increased risk that we may experience security breaches or other types of incidents as a result of our employees, service providers and third parties working remotely, or as a result of our growth or our adoption of new technologies. For example, our use of AI technologies may increase the risk that we experience certain types of cybersecurity incidents or could amplify the impact of attacks involving more traditional methods. We may also face increased risks of complex and damaging attacks that substantially disrupt operations and expose sensitive data as threat actors adopt increasingly sophisticated technologies, including AI technologies that have the potential to dramatically increase the speed and impact of such attacks. Moreover, the global cybersecurity environment is increasingly influenced by geopolitical fragmentation, and we expect attacks by nation state actors and their agents to intensify during periods of geopolitical conflict. As we operate in multiple jurisdictions, escalating tensions between major powers may result in us becoming a direct or indirect target of sophisticated digital warfare, potentially leading to the loss of proprietary technology, the compromise of our hardware integrity, and long-term damage to our global competitive position. While we have developed and implemented security measures and processes designed to protect against cybersecurity incidents and other security threats; such measures cannot provide absolute security and may not be successful in preventing all security breaches.

Security incidents or breaches impacting the information we or our third-party service providers process or maintain or incidents impacting our products, websites or information technology systems may result in loss, unavailability, corruption, or unauthorized collection, use, disclosure or other processing of personal data and other confidential information that we and our service providers maintain and otherwise process. Any such incidents or breaches, or the belief or perception that any such matters have occurred could result in disruptions of our operations, loss of intellectual property and loss, corruption, unavailability or other unauthorized processing of data. Any such event could also damage our brand and reputation or otherwise harm our business, and could result in government enforcement actions, litigation and potential liability for us. Any of these may adversely affect our business, results of operations and financial condition, potentially in a material manner.

In addition, while we carry cyber insurance, we cannot be certain that our insurance will be sufficient to cover losses and liabilities resulting from cyberattacks, security breaches and incidents, or other interruptions, that
Logitech International S.A. | Fiscal 2026 Form 10-K | 27

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

In connection with our operations, we collect and otherwise process personal data, including that of our consumers. The processing of this information is increasingly subject to legislation, regulations and enforcement in numerous jurisdictions around the world. Global data privacy regulation is increasingly fragmented, with increasing enforcement efforts and penalties. Such fragmentation requires more complex and costly compliance structures, while heightened enforcement increases the cost and reputational risk associated with even minor compliance errors. For example, the General Data Protection Regulation ("GDPR"), which is applicable to us and to all companies processing data of people in the European Union, imposes significant fines and sanctions for violation of the GDPR. The GDPR's international transfer rules are under constant scrutiny by legislators, privacy activists, and law enforcement authorities, and we are now required to put in place additional privacy protective measures for transfer of data of people in the European Union to certain countries outside of the European Economic Area, such as certifying under the Data Privacy Framework program. In the United States, several states have adopted broad privacy laws. Such laws and regulations are typically intended to protect the privacy and security of personal information and its collection, storage, transmission, use, disclosure and other processing. For example, the California Consumer Privacy Act (the “CCPA”), among other things, requires covered companies to provide disclosures to California consumers and afford such consumers abilities to opt-out of certain sales of personal information. Additionally, the California Privacy Rights Act which also forms part of the data privacy framework for California, significantly modified the CCPA and made compliance more uncertain and complex. Additionally, other U.S. states continue to propose, and in certain cases adopt, privacy-focused legislation. Other laws and regulations may follow, at state and federal levels. Other regions also have robust data protection and privacy legislation. For example, the Personal Information Protection Law of the People’s Republic of China, strictly regulates the processing of personal information and the transfer of personal information of Chinese residents to territories outside of China.

In addition, because various jurisdictions have different laws and regulations concerning the use, storage, transmission and other processing of such information, we may face requirements that pose compliance challenges in existing markets as well as new international markets that we seek to enter. The collection and processing of personal data also heighten the risk of security breaches and other data security issues related to our IT systems and the systems of third-party data storage and other service and IT providers. Such laws and regulations, variation between jurisdictions and risks presented by our processing of personal data could limit our ability to use data and develop new features and services, subject us to increased costs, require allocation of additional resources and changes to our policies and practices, which may be difficult to achieve in a commercially reasonable manner or at all. Any actual or perceived failure by us to comply with these laws, regulations, or other actual or asserted obligations relating to privacy or the collection, use or other processing of personal data may lead to significant fines, penalties, regulatory investigations, lawsuits, significant costs for remediation, damage to our reputation, or other liabilities, all of which could adversely affect our business.

Claims by others that we infringe their proprietary technology could adversely affect our business.

We have been expanding the categories of products we sell. We expect to continue to enter new categories and markets. As we do so, we face an increased risk that claims alleging we infringe the patent or other intellectual property rights of others, including as a result of our use of AI, and regardless of the merit of the claims, may increase in number and significance. This risk is heightened by the persistent lawsuits brought by holders of patents that do not have an operating business or are attempting to license broad patent portfolios. Intellectual property lawsuits are subject to inherent uncertainties due to the complexity of the technical issues involved, and we cannot be certain that we will be successful in defending ourselves against intellectual property claims. A successful claimant could secure a judgment that requires us to pay substantial damages or prevents us from distributing certain products or performing certain services. We might also be required to seek a license for the use of such intellectual property, which may not be available on commercially acceptable terms or at all. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and may ultimately not be successful. Any claims or proceedings against us, whether meritorious or not, could be time
Logitech International S.A. | Fiscal 2026 Form 10-K | 28

consuming, result in costly litigation or the diversion of significant operational resources, or require us to enter into royalty or licensing agreements, any of which could materially and adversely affect our business and results of operations.

We may be unable to protect our proprietary rights. Unauthorized use of our technology may result in the development of products that compete with our products.

Our future success depends in part on our proprietary technology, technical know-how and other intellectual property. We rely on a combination of patent, trade secret, copyright, trademark and other intellectual property laws, and confidentiality procedures and contractual provisions, such as nondisclosure terms and licenses, to protect our intellectual property.

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
Logitech International S.A. | Fiscal 2026 Form 10-K | 29

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

As we expand within and into new product categories, our products in those categories may have lower gross margins than in our traditional product categories. Consumer demand in these product categories, based on style, color and other factors, may be less predictable and may vary more across geographic markets. As a result, we may face higher up-front investments, inventory costs associated with attempting to anticipate consumer preferences, and increased inventory write-offs. If we are unable to offset these potentially lower margins by enhancing the margins in our more traditional product categories, our profitability may be adversely affected.

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

The agreements governing our indebtedness impose restrictions on us, and, in particular, the Credit Agreement requires us to comply with a financial covenant. Our ability to comply with these restrictions may be affected by events beyond our control. If we breach any of these restrictions and do not obtain a waiver from the lenders, then, subject to applicable cure periods, our related indebtedness (and other unrelated indebtedness) could become due and payable prior to its stated maturity, and we may not be able to repay the indebtedness that becomes due. Moreover, compliance with this covenant may restrict our strategic or operational flexibility in the future, which could harm our business, results of operations and financial condition. Our ability to repay any amounts we borrow under our lines of credit or Credit Agreement will depend on market conditions and our future performance, which is subject to economic, financial, competitive and other factors beyond our control. There can be no assurance that any refinancing or additional financing would be available on terms that are favorable or acceptable to us, if at all.

Logitech International S.A. | Fiscal 2026 Form 10-K | 30

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

Similarly, we are not obligated to pay dividends on our registered shares. Under Swiss law, we may only pay dividends upon the approval of a majority of our shareholders, which is under the discretion of and generally follows a recommendation by our Board of Directors that such a dividend is in the best interests of our shareholders. There can be no assurance that our Board of Directors will continue to recommend, or that our shareholders will approve, dividend increases or any dividend at all. If we do not pay a regular dividend, we may lose the interest of investors that focus their investments on dividend-paying companies, which could create downward pressure on our share price. Any announcement of termination or suspension of our share repurchase program or dividend, or if we fail to meet expectations regarding dividends or share repurchases, may result in a decrease in our share price. The share repurchase program and payment of cash dividends could also diminish our cash reserves that may be needed for investments in our business, acquisitions or other purposes. Without dividends, the trading price of our shares must appreciate for investors to realize a gain on their investment. Separately, we are part of certain equity indices, and our exclusion from such indices could negatively impact investor perception and adversely affect the price, volatility and trading volume of our shares.
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
We have not previously experienced a cybersecurity event that was determined to be material, and our business strategy, results of operations and financial condition have not been materially affected by risks from cybersecurity threats. In the fall of 2025, we experienced a cybersecurity incident relating to the exfiltration of data, which we believe will not have a material adverse effect on our financial condition or results of operations. However, there can be no assurance that any future, or yet undiscovered, incident will not have a material impact on us, individually or in the aggregate. For additional information regarding risks from cybersecurity threats, please refer to Item 1A "Risk Factors" in this Annual Report on Form 10-K.

Logitech International S.A. | Fiscal 2026 Form 10-K | 31

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
The Security Team, which is part of the Digital Office organization, is led by the CISO, who has 20 years of security experience across different industries. The CISO reports to our Head of Digital Office, who has more than 20 years of experience leading software and infrastructure teams, including over a decade in the cybersecurity industry. Our security is managed based on industry-leading standards such as ISO 27001, National Institute of Standards and Technology ("NIST"), Center for Internet Security ("CIS"), Open Worldwide Application Security Project ("OWASP") Application Security Verification Standard ("ASVS") and the Software Assurance Maturity Model ("SAMM").
Our CISO and the Head of Digital Office regularly report on cybersecurity to the Audit Committee and/or the Technology and Innovation Committee and the Board of Directors.
ITEM 2.    PROPERTIES
Our headquarters is located in Lausanne, Switzerland, where we occupy approximately 50,500 square feet under a lease that expires in July 2035. Our principal corporate and administrative offices, which include our headquarters in Lausanne, Switzerland, and corporate offices in San Jose, California, and corporate offices in Hsinchu, Taiwan, together make up approximately 250,000 square feet of leased space. Both our Lausanne, Switzerland headquarters and San Jose, California location are designed to serve our research and development, product marketing, sales management, technical support and administrative functions. Our Hsinchu, Taiwan location serves our mechanical engineering, process engineering, manufacturing support, quality assurance, design, research and development, and administrative functions. We maintain marketing and channel support offices in approximately 80 locations and over 40 countries, with lease expiration dates from 2026 to 2036.
As of March 31, 2026, the majority of our properties are leased; however, we also own some of the manufacturing units and employee dormitories in Suzhou, China, where we occupy approximately 720,000 square feet. We anticipate no difficulty in extending the leases of our facilities or obtaining comparable facilities in suitable locations. We also contract with various third-party distribution centers in North America, South America, Europe and Asia Pacific for additional warehouses in which we store inventory.

We believe that our manufacturing and distribution facilities are adequate for our ongoing needs, and we continue to evaluate the need for facilities to meet current and anticipated future requirements.
Logitech International S.A. | Fiscal 2026 Form 10-K | 32

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
ITEM 4.    MINE SAFETY DISCLOSURES
None.
Logitech International S.A. | Fiscal 2026 Form 10-K | 33

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Logitech's shares are listed and traded on both the SIX Swiss Exchange, where the share price is denominated in Swiss francs, and on the Nasdaq Global Select Market, where the share price is denominated in U.S. Dollars. The trading symbol for Logitech shares is LOGN on the SIX Swiss Exchange and LOGI on the Nasdaq Global Select Market. As of May 7, 2026, there were 160,784,460 shares issued (including 17,248,875 shares held as treasury stock) held by 35,037 holders of record, and the closing price of our shares was CHF 81.82 ($105.07 based on exchange rates on such date) per share on the SIX Swiss Exchange and $103.21 per share as reported by the Nasdaq Global Select Market.
Dividends
Under Swiss law, a corporation may only pay dividends upon a vote of its shareholders. This vote typically follows the recommendation of the corporation's Board of Directors. In May 2026, the Board of Directors recommended that the Company increase the cash dividend per share for fiscal year 2026 by approximately CHF 0.10 per share to CHF 1.36 per share (approximately $1.70 per share based on the exchange rate on March 31, 2026). Based on our shares outstanding, net of treasury shares, as of March 31, 2026 (143,502,564 shares), this would result in an aggregate gross dividend of approximately CHF 195.2 million (approximately $243.9 million based on the exchange rate on March 31, 2026). This amount may vary based on the number of shares outstanding, net of treasury shares, as of the record date for the dividend, but will not exceed approximately CHF 218.7 million (based on our shares currently issued or 160,784,460 shares). This recommendation will be voted on by our shareholders at the Company’s 2026 Annual General Meeting.
On September 9, 2025, Logitech's shareholders approved a cash dividend payment of CHF 1.26 per share out of retained earnings to Logitech's shareholders who owned shares on September 23, 2025. Eligible shareholders were paid CHF 1.26 per share ($1.58 per share in U.S. Dollars based on the exchange rate on the date of payment), totaling $233.1 million in U.S. Dollars on September 24, 2025.
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
Logitech International S.A. | Fiscal 2026 Form 10-K | 34

Share Repurchases
In fiscal year 2026, the following approved share repurchase program was in place (in thousands):

Share Repurchase Program	Approved Shares	Approved Amounts
July 2023 (1)	17,311	$1,600,000
(1) In June 2023, our Board of Directors approved a three-year share repurchase program. The Swiss Takeover Board approved the 2023 share repurchase program in July 2023 and the program became effective on July 28, 2023. In March 2025, our Board of Directors approved an increase of $600.0 million to the 2023 share repurchase program, to an aggregate amount of $1.6 billion. The Swiss Takeover Board approved this increase in April 2025 and it became effective on April 2, 2025. In March 2026, our Board of Directors approved a new, three-year share repurchase program to repurchase shares to an aggregate amount of $1.4 billion, or a maximum of 16,078,446 shares. The 2026 share repurchase program became effective on May 8, 2026, following approval from the Swiss Takeover Board and the completion of the 2023 share repurchase program.
The following tables present certain information related to purchases made by Logitech of its equity securities under its publicly announced share repurchase programs (in thousands, except per share amounts):

		Weighted Average Price Per Share		Remaining Amount that May Yet Be Repurchased under the Programs
During Fiscal Year Ended	Shares Repurchased	CHF (LOGN)	USD (LOGI)
March 31, 2024 (1)	7,100	65.46	73.63	$635,750
March 31, 2025 (2)	6,679	77.89	87.95	$48,310
March 31, 2026 (2)	6,167	71.58	90.23	$91,822
(1) For fiscal year 2024, we repurchased a total of 7.1 million shares, including 6.9 million shares on the SIX Swiss Exchange and 0.2 million shares on the Nasdaq Global Select Market. Of these, 4.1 million shares were repurchased for cancellation, while the remaining shares were repurchased to support equity incentive plans. 4.5 million shares were repurchased under the 2023 share repurchase program, with the remaining shares repurchased under the 2020 repurchase program, which expired on July 27, 2023.
(2) For fiscal year 2025 and 2026, all shares were repurchased under the 2023 share repurchase program on the SIX Swiss Exchange for cancellation.

Logitech International S.A. | Fiscal 2026 Form 10-K | 35

	Total Number of Shares Repurchased (1)	Weighted Average Price Paid Per Share		Remaining Amount that May Yet Be Repurchased under the Program
During the three months ended March 31, 2026		CHF (LOGN)	USD (LOGI)
Month 1
December 27, 2025 to January 24, 2026
SIX	325	76.17	N/A	$378,333
Nasdaq	—	N/A	—	378,333
Month 2
January 25, 2026 to February 21, 2026
SIX	1,586	69.34	N/A	235,834
Nasdaq	—	N/A	—	235,834
Month 3
February 22, 2026 to March 31, 2026
SIX	1,578	71.13	N/A	91,822
Nasdaq	—	N/A	—	91,822
	3,489	70.79	N/A	$91,822
(1) Shares repurchased on the second line on the SIX Swiss Exchange for cancellation under the 2023 share repurchase program.
Performance Graph
The information contained in the Performance Graph shall not be deemed to be "soliciting material" or "filed" with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Logitech International S.A. under the Exchange Act or the Securities Act of 1933, as amended.
The following graph compares the cumulative total stockholder return on our shares, the Nasdaq Composite Index, and the S&P 500 Information and Technology Index. The graph assumes that $100 was invested in our LOGI shares, the Nasdaq Composite Index and the S&P 500 Information and Technology Index on March 31, 2021 and calculates the annual return through March 31, 2026. The stock price performance on the following graph is not necessarily indicative of future stock price performance.
Logitech International S.A. | Fiscal 2026 Form 10-K | 36

Comparison of 5 year cumulative total return*
$400
$300
$200
$100
$0
03/21
03/22
03/23
03/24
03/25
03/26
Logitech
Nasdaq Composite Index
S&P 500 Information and Technology Index

	March 31,
	2021	2022	2023	2024	2025	2026
Logitech	$100	$72	$57	$88	$85	$93
Nasdaq Composite Index	$100	$107	$92	$124	$131	$163
S&P 500 Information and Technology Index	$100	$120	$113	$164	$172	$221

ITEM 6. (Reserved)

Logitech International S.A. | Fiscal 2026 Form 10-K | 37

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
Impacts of Macroeconomic, Geopolitical, and Other Factors on our Business
As we conduct operations globally, our business has continued to be impacted by ongoing macroeconomic and geopolitical conditions. These conditions include changes in inflation, interest rate and foreign currency fluctuations, uncertainty in consumer and enterprise demand, tariff and trade policies, memory chip availability, volatile energy prices and increased geopolitical tensions, including the armed conflicts in the Middle East.
In 2025, the United States introduced trade policy actions that increased import tariffs across a wide range of countries at various rates, with certain exemptions. In February 2026, the U.S. Supreme Court issued a decision invalidating certain tariffs previously imposed under the International Emergency Economic Powers Act. In May 2026, some companies began receiving notification from the U.S. Customs and Border Protection (CBP) that tariff refunds would be issued; however, the extent and timing of these tariff refunds remain uncertain. Following the U.S. Supreme Court ruling, the U.S. government introduced new temporary tariffs for a 150-day period beginning February 24, 2026. In May 2026, the U.S. Court of International Trade invalidated these temporary tariffs but they remain in place, subject to appeal. The U.S. government may pursue alternative trade measures, including under Sections 301 and 302 of U.S. trade laws, which could result in additional or replacement tariffs. U.S. tariff policies and international trade arrangements continue to evolve and have had, and may continue to have, a significant impact on our results of operations.
We have also been affected by the increases in demand for memory chips and other components caused by the build out of new AI technologies and data centers, leading to a rise in prices for such components and some suppliers transitioning capacity away from certain components utilized in some of our Video Collaboration products.
The global and regional macroeconomic, political and other conditions have caused and may continue to cause volatility in demand for our products, component availability, transit times and cost of our products including cost of tariffs, materials, and logistics, and as a result, have impacted and may continue to impact the pricing of our products, product availability and our results of operations.
For additional information, see Part I, Item 1A "Risk Factors."
Logitech International S.A. | Fiscal 2026 Form 10-K | 38

Trends and Uncertainties
Several long-term secular-trends offer long-term structural growth opportunities across Logitech’s product portfolio. We design, create and sell products that benefit from these secular trends which include the following:
•AI: AI is reshaping expectations for product innovation, productivity improvements, and the evolution of digital technology ecosystems. AI is embedded in our innovation strategy and product development, enabling us to provide elevated audio, video, and other capabilities throughout our product portfolio, and we plan to continue to integrate AI into future products. Our products are also designed to help people increase productivity and improve performance, leveraging AI benefits across work and play. Logitech’s products are the connection between people and the digital world, providing a broad range of devices that facilitate interaction with AI. Our video collaboration products, webcams, headsets, mice and keyboards serve as the eyes, ears and hands of AI, providing the sensory channels through which our customers experience AI. In addition, we leverage AI internally to accelerate new product introductions, strengthen marketing effectiveness and optimize operational processes across our organization.
•Flexible work: As flexible work models continue to evolve, with employees working from offices, homes and various remote locations, Logitech is well-positioned to meet the demand for versatile and adaptive workplace technology. These working arrangements provide opportunities for Logitech to equip multiple workspaces with products across our portfolio including Pointing Devices, Keyboards & Combos, Tablet Accessories, Headsets and Webcams. Additionally, the rise in distributed teams and remote collaboration is driving increased adoption of video conferencing solutions among businesses and consumers. Our portfolio of video collaboration products are compatible with a variety of video conference platforms, including Zoom, Microsoft Teams and Google Meet.
•Gaming growth: The ongoing growth and evolution of gaming creates an opportunity for us to provide more tools to a wider community of gamers. Gaming is enjoyed by men and women of all ages; competitively as a sport or for fun; for active participation and passive consumption; for personal development or social interaction. As a mainstream activity, gaming continues to gain popularity through online gaming, multi-platform experiences and esports.
While we believe we will further benefit from these secular trends, we have experienced and will continue to experience challenges that impact our business and financial results. These challenges include (i) uncertainty in tariffs on goods imported into the U.S. and responsive policies enacted by other countries, (ii) uncertainty in supply and pricing of memory chips and other components, (iii) the macroeconomic environment, including inflation, interest rate and foreign currency fluctuations, volatile energy prices, and increased geopolitical tensions, and (iv) the uncertainty of overall consumer and enterprise demand.
We expect these challenges to continue in the near-term. We have taken steps to mitigate the impact of these challenges, including but not limited to: (i) continued diversification of our manufacturing footprint and supplier ecosystem, (ii) increasing pricing for certain products, (iii) maintaining discipline in our operating expenses, (iv) managing inventory levels to align with demand and component availability, and (v) continued release of new products to increase the value proposition of our portfolio.
For additional information, see Part I, Item 1A “Risk Factors.”
Seasonality
We experience seasonal trends related to our product sales. Sales are generally highest during our third fiscal quarter (October to December) primarily due to increased consumer demand during the holiday season and increased spending by businesses in the months nearing the calendar year-end. Cash flow is usually correspondingly lower in the first half of our fiscal year, as we typically build inventories in advance of our third fiscal quarter and we also pay an annual dividend following our Annual General Meeting typically held in September.
Summary of Financial Results
Our sales for fiscal year 2026 increased 6%, compared to fiscal year 2025, primarily driven by an increase in sales of Gaming, Pointing Devices, Video Collaboration, and Keyboards & Combos, due to improved demand as well as favorable changes in foreign currency exchange rates.
Sales for fiscal year 2026 increased 15% and 9% in the Asia Pacific and EMEA regions, respectively, and decreased 1% in the Americas regions, compared to fiscal year 2025.
Logitech International S.A. | Fiscal 2026 Form 10-K | 39

Gross margin for fiscal year 2026 increased by 10 basis points to 43.2%, compared to 43.1% for fiscal year 2025, primarily driven by price increases in North America, product cost reductions, and favorable foreign currency exchange rate changes, substantially offset by investment in strategic promotions and increased tariffs.
Operating expenses for fiscal year 2026 were $1,316.1 million, or 27.2% of sales, compared to $1,307.7 million, or 28.7% of sales, for fiscal year 2025.
We had an income tax provision of $115.3 million for fiscal year 2026, compared to $75.3 million for fiscal year 2025, primarily driven by the expiration of statutes of limitation of uncertain tax positions in fiscal years 2026 and 2025, and the tax effect of audit resolutions in fiscal year 2025.
Net income for fiscal year 2026 was $711.2 million, compared to $631.5 million for fiscal year 2025, reflecting higher gross profit driven by higher demand, partially offset by higher income tax provision.
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
Logitech International S.A. | Fiscal 2026 Form 10-K | 40

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
Logitech International S.A. | Fiscal 2026 Form 10-K | 41

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
Results of Operations
In this section, we discuss the results of our operations for the year ended March 31, 2026 compared to the year ended March 31, 2025. For a discussion of the year ended March 31, 2025 compared to the year ended March 31, 2024, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K filed with the SEC on May 23, 2025.
Net Sales
Our sales in fiscal year 2026 increased 6%, compared to fiscal year 2025, primarily driven by an increase in sales of Gaming, Pointing Devices, Video Collaboration, and Keyboards & Combos, due to improved demand. Our sales for the fiscal year ended 2026, compared to the fiscal year ended 2025, benefited from improved demand in the Asia Pacific and EMEA regions as well as favorable foreign currency exchange rate changes. If currency exchange rates had been constant in fiscal years 2026 and 2025, our sales growth rate in constant currency would have been 4%.
Sales Denominated in Other Currencies
Although our financial results are reported in U.S. Dollars, a portion of our sales was generated in currencies other than the U.S. Dollar, such as the Euro, Chinese Renminbi, Japanese Yen, Australian Dollar, Canadian Dollar, Pound Sterling and New Taiwan Dollar. For the years ended March 31, 2026 and 2025, approximately 52% and 49%, respectively, of our sales were denominated in currencies other than the U.S. Dollar.
Sales by Region
The following table presents the change in sales by region for fiscal year 2026 compared with fiscal year 2025:

	2026 vs. 2025
	Sales Growth Rate	Sales Growth Rate in Constant Currency
Americas	(1)%	(1)%
EMEA	9	3
Asia Pacific	15	15
Logitech International S.A. | Fiscal 2026 Form 10-K | 42

Americas
The decrease in sales in the Americas region for fiscal year 2026, compared to fiscal year 2025, was primarily driven by a decrease in sales of Gaming, partially offset by an increase in sales of Pointing Devices and Video Collaboration. The decline in Gaming sales for fiscal year 2026 was primarily driven by a decline in the Gaming market in the region during a substantial portion of the fiscal year and a competitive pricing environment in North America.
EMEA
The increase in sales in the EMEA region for fiscal year 2026, compared to fiscal year 2025, was primarily driven by an increase in sales of Video Collaboration, Gaming, Keyboards & Combos, and Pointing Devices.
Asia Pacific
The increase in sales in the Asia Pacific region for fiscal year 2026, compared to fiscal year 2025, was primarily driven by an increase in sales of Gaming, Tablet Accessories, and Pointing Devices. Our sales growth was fueled by strong market growth in the region during the fiscal year, particularly in Gaming.
Sales by Product Category
Sales by product category for fiscal years 2026 and 2025 were as follows (Dollars in thousands):

	Years Ended March 31,		Change
	2026	2025	2026 vs. 2025
Gaming (1)	$1,414,206	$1,338,467	6%
Keyboards & Combos	937,551	882,643	6
Pointing Devices	858,904	788,784	9
Video Collaboration	689,040	626,000	10
Webcams	326,172	315,520	3
Tablet Accessories	336,189	299,540	12
Headsets	179,825	179,710	—
Other (2)	98,874	124,236	(20)
Total Sales	$4,840,761	$4,554,900	6%
(1) Gaming includes streaming services revenue generated by Streamlabs.
(2) Other primarily consists of mobile speakers and PC speakers.
Gaming
Our Gaming category includes PC gaming (mice, headsets, keyboards), steering wheels, console gaming headsets, microphones and Streamlabs services.
During fiscal year 2026, Gaming sales increased 6%, compared to fiscal year 2025, primarily driven by increases in sales of PC gaming mice and steering wheels, partially offset by a decrease in sales of other gaming products. Sales growth in Asia Pacific and EMEA, were partially offset by a decline in sales in the Americas region.
Keyboards & Combos
Our Keyboards & Combos category includes PC keyboards and keyboard/mice combo products.
During fiscal year 2026, Keyboards & Combos sales increased 6%, compared to fiscal year 2025, primarily driven by an increase in sales of our cordless combo products.
Pointing Devices
Our Pointing Devices category includes PC- and Mac-related mice including trackballs, and presentation tools.
During fiscal year 2026, Pointing Devices sales increased 9%, compared to fiscal year 2025, primarily driven by an increase in sales of cordless mice.
Logitech International S.A. | Fiscal 2026 Form 10-K | 43

Video Collaboration
Our Video Collaboration category includes Logitech’s conference room cameras, which combine affordable enterprise-quality audio and high definition 4K video to bring video conferencing to a variety of room sizes.
During fiscal year 2026, Video Collaboration sales increased 10%, compared to fiscal year 2025, primarily due to an increase in sales of conference room cameras.
Webcams
Our Webcams category includes webcams and streaming cameras. Our webcams turn any desktop into an instant collaboration space.
During fiscal year 2026, Webcams sales increased 3%, compared to fiscal year 2025, primarily driven by an increase in sales in our Americas and EMEA regions, partially offset by declining sales in the Asia Pacific region.
Tablet Accessories
Our Tablet Accessories category primarily includes tablet keyboards.
During fiscal year 2026, Tablet Accessories sales increased 12%, compared to fiscal year 2025, primarily benefiting from strong sales from the education sector, particularly in our Asia Pacific region.
Headsets
Our Headsets category includes headsets, in-ear headphones, and premium wireless earbuds.
During fiscal year 2026, Headsets sales remained flat compared to 2025.
Other
Our Other category primarily consists of mobile speakers and PC speakers.
During fiscal year 2026, Other sales decreased 20% compared to 2025, primarily driven by a decrease in sales of mobile speakers.
Gross Profit
Gross profit for fiscal years 2026 and 2025 was as follows (Dollars in thousands):

	Years Ended March 31,
	2026	2025	Change
Net sales	$4,840,761	$4,554,900	6%
Gross profit	$2,091,337	$1,962,601	7%
Gross margin	43.2%	43.1%
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
Gross margin increased by 10 basis points to 43.2% during fiscal year 2026, compared to 43.1% during fiscal year 2025. The increase in gross margin was primarily driven by price increases in North America, product cost reductions, and favorable foreign currency exchange rate changes, substantially offset by investment in strategic promotions and increased tariffs.
Logitech International S.A. | Fiscal 2026 Form 10-K | 44

Operating Expenses
Operating expenses for fiscal years 2026 and 2025 were as follows (Dollars in thousands):

	Years Ended March 31,
	2026	2025
Marketing and selling	$816,604	$814,414
% of sales	16.9%	17.9%
Research and development	316,221	309,008
% of sales	6.5%	6.8%
General and administrative	167,160	164,014
% of sales	3.5%	3.6%
Amortization of intangible assets and acquisition-related costs	6,298	10,695
% of sales	0.1%	0.2%
Restructuring charges, net	9,860	9,615
% of sales	0.2%	0.2%
Total operating expenses	$1,316,143	$1,307,746
% of sales	27.2%	28.7%
The increase in total operating expenses during fiscal year 2026, compared to fiscal year 2025, was primarily due to an increase in research and development expense.
Marketing and Selling
Marketing and selling expenses consist of personnel and related overhead costs, corporate and product marketing, advertising, trade shows, technical support for customer experiences and facilities costs.
During fiscal year 2026, marketing and selling expenses increased $2.2 million, compared to fiscal year 2025, primarily driven by increased investment in marketing and selling, partially offset by a provision for credit loss on accounts receivable recorded in fiscal year 2025.
Research and Development
Research and development expenses consist of personnel and related overhead costs, fees for contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.
During fiscal year 2026, research and development expenses increased $7.2 million, compared to fiscal year 2025, primarily driven by increased investment in product innovation.
General and Administrative
General and administrative expenses primarily consist of personnel and related overhead costs, information technology, and facilities costs for the infrastructure functions such as finance, information systems, executives, human resources and legal.
During fiscal year 2026, general and administrative expenses increased $3.1 million, compared to fiscal year 2025, primarily driven by higher variable compensation expense, partially offset by disciplined cost management.
Amortization of Intangible Assets and Acquisition-Related Costs
Amortization of intangible assets consists of amortization of acquired intangible assets, including developed technology, customer relationships, and trademarks and trade names. Acquisition-related costs include legal expenses, due diligence costs, and other professional costs incurred for business acquisitions.
During fiscal year 2026, amortization of intangible assets and acquisition-related costs decreased $4.4 million, compared to fiscal year 2025, driven by full amortization of certain intangible assets.
Logitech International S.A. | Fiscal 2026 Form 10-K | 45

Restructuring Charges, Net
The restructuring charges, net, for fiscal years 2026 and 2025 were related to costs incurred as a result of our restructuring plan initiated during the fourth quarter of fiscal year 2025, which was substantially completed in fiscal year 2026. See Note 16 to our consolidated financial statements for additional information.
Interest Income
Interest income for fiscal years 2026 and 2025 was as follows (in thousands):

	Years Ended March 31,
	2026	2025
Interest income	$48,246	$54,997
We invest in highly liquid instruments with an original maturity of three months or less at the date of purchase, which are classified as cash equivalents. The decrease in interest income for fiscal year 2026, compared to fiscal year 2025, was primarily driven by a decrease in interest rates, partially offset by an increase in the cash equivalents balance.
Other Income (Expense), Net
Other income (expense), net for fiscal years 2026 and 2025 was as follows (in thousands):

	Years Ended March 31,
	2026	2025
Investment gain related to the deferred compensation plan	$3,714	$2,131
Currency exchange loss, net	(3,733)	(6,401)
Loss on investments, net	(612)	(2,029)
Non-service cost net pension income and other	3,710	3,319
Total	$3,079	$(2,980)
Investment gain related to the deferred compensation plan for fiscal years 2026 and 2025 represents earnings, gains, and losses on marketable securities related to a deferred compensation plan offered by one of our subsidiaries. The increase in investment gain for fiscal year 2026, compared to fiscal year 2025, primarily relates to the change in market performance of the underlying securities.
Currency exchange loss, net, relates to balances denominated in currencies other than the functional currency in our subsidiaries, as well as the sale of currencies, and gains or losses recognized on currency exchange forward contracts. We do not speculate in currency positions, but we are alert to opportunities to maximize currency exchange gains and minimize currency exchange losses. The loss for fiscal year 2026 was related to the exchange rate fluctuations of the Swedish Krona and Swiss Franc versus the U.S. Dollar. The loss for fiscal year 2025 was related to the exchange rate fluctuations of the Chinese Renminbi and Mexican Peso versus the U.S. Dollar.
Loss on investments, net, includes unrealized gain (loss) from the change in fair value of investments, income (loss) on equity-method investments and impairment of investments during the periods presented, as applicable. The loss on investments, net, for fiscal years 2026 and 2025 was not material.
During fiscal year 2026, non-service cost net pension income and other remained relatively flat, compared to fiscal year 2025.
Logitech International S.A. | Fiscal 2026 Form 10-K | 46

Provision for Income Taxes
The provision for income taxes and effective income tax rates for fiscal years 2026 and 2025 were as follows (Dollars in thousands):

	Years Ended March 31,
	2026	2025
Provision for income taxes	$115,332	$75,343
Effective income tax rate	14.0%	10.7%
The change in the effective income tax rate between fiscal years 2026 and 2025 was primarily due to the expiration of statutes of limitation of uncertain tax positions in fiscal years 2026 and 2025, and the tax effect of audit resolutions in fiscal year 2025.
On July 4, 2025, the One Big Beautiful Bill Act (the "OBBBA") was enacted into law in the United States and most relevant provisions will be effective for us beginning in fiscal year 2027. The OBBBA includes numerous provisions that affect corporate taxation, impacting areas such as R&D expensing, bonus depreciation, and international tax provisions. We have reviewed the provisions of the OBBBA to determine the potential impact on our financial statements. Based on this review, and considering our current tax position and operations, at this time we do not expect the OBBBA to have a material impact on our income taxes, including current and deferred tax balances and the effective tax rate.
For the fiscal year 2026, we assessed our exposure to the OECD Pillar Two global minimum tax rules. We have determined that, for the fiscal year 2026, most jurisdictions in which we operate should qualify for the transitional Country-by-Country Reporting ("CbCR") safe harbor, as outlined in the OECD Administrative Guidance and enacted domestic legislation. Our CbCR has been prepared in accordance with the requirements for a Qualified CbCR, using qualified financial statements. Based on this data, most jurisdictions continue to meet safe harbor qualifications at 16% tax rates, and therefore, we are only required to perform a detailed Pillar Two top-up tax calculation for limited jurisdictions. The estimated top up tax for fiscal year 2026 is de minimis.
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
As of March 31, 2026 and 2025, the total amount of unrecognized tax benefits due to uncertain tax positions was $131.4 million and $152.0 million, respectively, all of which would affect the effective income tax rate if recognized.
As of March 31, 2026 and 2025, we had $86.3 million and $88.5 million, respectively, in non-current income taxes payable, including interest and penalties, related to our income tax liability for uncertain tax positions. As of March 31, 2026 and 2025, we had $8.3 million and $7.2 million, respectively, of accrued interest and penalties related to uncertain tax positions.
Our unrecognized tax benefits decreased by $20.6 million during the fiscal year ended March 31, 2026, primarily due to the expiration of the statutes of limitations for certain U.S. federal positions. In the United States, the federal and state tax agencies have the authority to examine periods prior to fiscal year 2022, to the extent allowed by law, but only to the extent tax attributes were generated, carried forward, and are being utilized in subsequent years. The statute of limitations in the United States otherwise lapsed for fiscal year 2022 in fiscal year 2026. We are under examination in several foreign tax jurisdictions.
Logitech International S.A. | Fiscal 2026 Form 10-K | 47

Liquidity and Capital Resources
Cash Balances, Available Borrowings, and Capital Resources
As of March 31, 2026, we had cash and cash equivalents of $1,741.5 million, compared with $1,503.2 million as of March 31, 2025. Our cash and cash equivalents consist of bank demand deposits, short-term time deposits, and U.S. Treasury securities, of which 50% was held in the United States, 33% was held in Switzerland, and 11% was held in China (including Hong Kong). We do not expect to incur any material adverse tax impact except for what has already been recognized, or to be significantly inhibited by any country in which we do business, from the repatriation of funds to Switzerland, our country of domicile.
As of March 31, 2026, our working capital was $1,602.3 million, compared to $1,491.6 million as of March 31, 2025. The increase was primarily driven by increases in cash and cash equivalents and accounts receivable, net, partially offset by increases in accounts payable and accrued and other liabilities.
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
The Credit Agreement contains a maximum net debt to adjusted EBITDA ratio, compliance with which is a condition to our ability to borrow. Borrowings under the Credit Agreement will bear interest at a rate determined by reference to benchmark rates plus an applicable spread (ranging from 0% to 1.5%) based on our net leverage ratio or credit rating at the time of the borrowing. Undrawn balances available under the Credit Agreement are subject to commitment fees at the applicable rate determined by reference to our net leverage ratio or credit rating. There has been no borrowing outstanding under the Credit Agreement as of March 31, 2026.
In addition, we had several uncommitted, unsecured bank lines of credit and letters of credit aggregating to $149.0 million as of March 31, 2026. There are no financial covenants under these lines of credit with which we must comply. There was no borrowing outstanding under these lines of credit as of March 31, 2026. As of March 31, 2026, we had outstanding bank guarantees of $2.1 million.
Key Working Capital Metrics
The following table presents selected financial information and statistics as of March 31, 2026 and 2025 (Dollars in thousands):

	March 31,
	2026	2025
Accounts receivable, net	$505,867	$454,546
Accounts payable	$530,983	$414,586
Inventories	$489,948	$503,747
Days sales in accounts receivable (DSO)(Days)(1)	42	40
Days accounts payable outstanding (DPO) (Days)(2)	79	65
Inventory turnover (ITO)(x)(3)	4.9	4.6
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
DSO as of March 31, 2026 increased by 2 days to 42 days, compared to 40 days as of March 31, 2025, primarily due to the timing of sales within the fourth quarters of fiscal years 2026 and 2025.
Logitech International S.A. | Fiscal 2026 Form 10-K | 48

DPO as of March 31, 2026 increased by 14 days to 79 days, compared to 65 days as of March 31, 2025, primarily due to higher inventory purchases to align with improved demand.
ITO as of March 31, 2026 increased by 0.3 to 4.9, compared to 4.6 as of March 31, 2025, primarily due to improved demand.
If we are not successful in launching and phasing in our new products, or market competition increases, or we are not able to sell the new products at the prices planned, it could have a material impact on our sales, gross profit, operating results including operating cash flow, and inventory turnover in the future.
Cash Flow Activities
The following table summarizes our consolidated statement of cash flows for the year ended March 31, 2026 (in thousands):

Year ended March 31, 2026
Net cash provided by operating activities	$1,037,207
Net cash used in investing activities	(62,387)
Net cash used in financing activities	(751,116)
Effect of exchange rate changes on cash and cash equivalents	14,637
Net increase in cash and cash equivalents	$238,341
For fiscal year 2026, net cash provided by operating activities was $1,037.2 million resulting from net income of $711.2 million, a favorable impact from adding back non-cash adjustments totaling $220.3 million, and a favorable net change in operating assets and liabilities of $105.7 million. Non-cash adjustments were primarily related to share-based compensation expense, depreciation and amortization, and deferred income taxes. The increase in accounts receivable, net, was primarily attributable to increase in sales driven by improved demand as well as the timing of sales within the quarter. The increase in accounts payable was primarily driven by higher inventory purchases to align with improved demand. The increase in accrued and other liabilities was primarily driven by higher income tax payable and as well as higher revenue reserves.
For fiscal year 2026, net cash used in investing activities was $62.4 million, primarily due to $61.6 million purchases of property, plant, and equipment. Our expenditures for property, plant and equipment during fiscal year 2026 were primarily for tooling and equipment, and computer hardware and software.
For fiscal year 2026, net cash used in financing activities was $751.1 million, primarily resulting from repurchases of our registered shares of $534.9 million, payments of cash dividends of $233.1 million, and tax withholdings related to net share settlements of restricted stock units of $21.4 million, partially offset by proceeds from exercise of stock options and purchase rights of $38.3 million.
During fiscal year 2026, there was a $14.6 million gain from foreign currency exchange rate effect on cash and cash equivalents, primarily due to exchange rate fluctuations of Swiss Franc, Chinese Renminbi, Brazilian Real and Euro versus the U.S. Dollar.
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
In May 2026, the Board of Directors recommended that we pay cash dividends for fiscal year 2026 of CHF 1.36 per share (approximately $1.70 per share based on the exchange rate on March 31, 2026). Based on our shares outstanding, net of treasury shares, as of March 31, 2026 (143,502,564 shares), this would result in an aggregate gross dividend of approximately CHF 195.2 million (approximately $243.9 million based on the exchange rate on March 31, 2026). In fiscal year 2026, we paid a cash dividend of CHF 1.26 per share, or CHF 185.1 million (U.S. Dollar amount of $233.1 million based on the exchange rate on the date of payment) out of fiscal year 2025 retained earnings. In fiscal year 2025, we paid a cash dividend of CHF 1.16 per share, or CHF 176.3 million (U.S.
Logitech International S.A. | Fiscal 2026 Form 10-K | 49

Dollar amount of $207.9 million based on the exchange rate on the date of payment) out of fiscal year 2024 retained earnings.
In June 2023, our Board of Directors approved a three-year share repurchase program, which allows us to use up to $1.0 billion to repurchase our shares. The 2023 share repurchase program enables us to repurchase shares for cancellation, as well as to support equity incentive plans or potential acquisitions. The Swiss Takeover Board approved the 2023 share repurchase program in July 2023 and the program became effective on July 28, 2023. In March 2025, our Board of Directors approved an increase of $600.0 million to the 2023 share repurchase program, to an aggregate amount of $1.6 billion. During the fiscal year ended March 31, 2026, we repurchased 6.2 million shares for an aggregate cost of $557.0 million, under the 2023 share repurchase program for cancellation, of which $40.8 million of the aggregate cost was not paid yet as of March 31, 2026. As of March 31, 2026, $91.8 million was available for repurchase under the 2023 share repurchase program.
In March 2026, our Board of Directors approved a new, three-year share repurchase program to repurchase shares to an aggregate amount of $1.4 billion, or a maximum of 16,078,446 shares. The 2026 share repurchase program enables the Company to repurchase shares for cancellation, as well as to support equity incentive plans or potential acquisitions. The 2026 share repurchase program became effective on May 8, 2026, following approval from the Swiss Takeover Board and the completion of the 2023 share repurchase program.
Swiss law limits a company’s ability to hold or repurchase its own shares. The aggregate par value of all shares held in treasury by us and our subsidiaries may not exceed 10% of our issued share capital, which corresponds to approximately 16.1 million registered shares as of March 31, 2026. This limitation does not apply to shares repurchased for cancellation, due to the Board of Directors' authority under the capital band set forth in the Company's Articles of Incorporation. As of March 31, 2026, we had a total of 17.3 million shares held in treasury stock, which includes 4.7 million shares that have been repurchased for cancellation and 12.6 million shares that have been purchased to support equity incentive plans or potential acquisitions.
Although we enter into trading plans for systematic repurchases (e.g., 10b5-1 trading plans) from time to time, our share repurchase program provides us with the opportunity to make opportunistic repurchases during periods of favorable market conditions. To the extent that the shares are repurchased to support equity incentive plans or potential acquisitions, the shares are repurchased on the ordinary trading line of the SIX Swiss Exchange and/or the Nasdaq Global Select Market. Shares repurchased for cancellation purposes are repurchased via a second trading line on the SIX Swiss Exchange. Opportunistic purchases may be started or stopped at any time without prior notice depending on market conditions and other factors.
For over ten years, we have generated positive cash flows from our operating activities, including cash from operations of $1,037.2 million and $842.6 million during fiscal years 2026 and 2025, respectively. If we do not generate sufficient operating cash flows to support our operations and future planned cash requirements, our operations could be harmed and our access to credit facilities could be restricted or eliminated. Although we believe that the trend of our historical cash flow generation, our projections of future operations and our available cash balances will provide sufficient liquidity to fund our operations for at least the next 12 months, market volatility driven by the current macroeconomic and geopolitical environment may increase our costs of capital and otherwise adversely affect our business, results of operations, financial condition and liquidity.
Our other contractual obligations and commitments that require cash are described in the following sections.
Contractual Obligations and Commitments
Purchase Commitments
As of March 31, 2026, we had non-cancelable purchase commitments of $474.0 million for inventory purchases made in the normal course of business from original design manufacturers, contract manufacturers and other suppliers, the majority of which are expected to be fulfilled within the next 12 months. We recorded a liability for firm, non-cancelable, and unhedged inventory purchase commitments in excess of anticipated demand or net realizable value consistent with our valuation of excess and obsolete inventory. As of March 31, 2026, the liability for these purchase commitments was $18.2 million and is recorded in accrued and other current liabilities in the consolidated balance sheet.
We have firm purchase commitments of $17.5 million for capital expenditures primarily related to commitments for tooling and equipment for new and existing products. We expect to continue making capital expenditures in the future to support product development activities and ongoing and expanded operations. Although open purchase
Logitech International S.A. | Fiscal 2026 Form 10-K | 50

commitments are considered enforceable and legally binding, the terms generally allow us to reschedule or adjust our requirements based on business needs prior to delivery of goods or performance of services.
Operating Lease Obligations
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
Income Taxes Payable
As of March 31, 2026, we had $86.3 million in non-current income taxes payable, including interest and penalties, related to our income tax liability for uncertain tax positions. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities.
Indemnifications
We indemnify certain suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of March 31, 2026, no material amounts have been accrued for indemnification provisions. We do not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under our indemnification arrangements.
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
We are exposed to currency exchange rate risk as we transact business in multiple currencies, including exposure related to anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. Dollar. We transact business in approximately 30 currencies worldwide, of which the most significant to operations are the Euro, Chinese Renminbi, Japanese Yen, Australian Dollar, Canadian Dollar, Pound Sterling and New Taiwan Dollar. For the year ended March 31, 2026, approximately 52% of our sales were denominated in non-U.S. currencies, with 25% of our sales denominated in Euro. The mix of our cost of goods sold and operating expenses by currency are significantly different from the mix of our sales, with a larger portion denominated in U.S. Dollar and less denominated in Euro and other currencies. A strengthening U.S. Dollar has a more unfavorable impact on our sales compared to the favorable impact on our cost of goods sold and operating expenses, resulting in an adverse impact on our operating results.
Logitech International S.A. | Fiscal 2026 Form 10-K | 51

We enter into currency forward and swap contracts to reduce the short-term effects of currency fluctuations on certain receivables or payables denominated in currencies other than the functional currencies of our subsidiaries. These contracts generally mature within approximately one month. The gains or losses on these contracts are recognized in earnings based on the changes in fair value.
If an adverse 10% foreign currency exchange rate change had been applied to total monetary assets and liabilities denominated in currencies other than the functional currencies at the balance sheet dates, it would have resulted in an adverse effect on income before income taxes of approximately $23.0 million and $17.2 million as of March 31, 2026 and 2025, respectively. The adverse effect as of March 31, 2026 and 2025 is after consideration of the offsetting effect of approximately $11.3 million and $12.4 million, respectively, from foreign exchange contracts in place as of such dates.
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
If the U.S. Dollar had weakened by 10%, the amount recorded in AOCI related to our foreign exchange contracts before tax effect as of March 31, 2026 and 2025 would have been approximately $38.8 million and $7.5 million lower, respectively. The change in the fair value recorded in AOCI would be expected to offset a corresponding foreign currency change in cost of goods sold when the hedged inventory purchases are sold.
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
(b) Management's Report on Internal Control over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including the CEO and CFO, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria established in the
Logitech International S.A. | Fiscal 2026 Form 10-K | 52

Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2026.
The effectiveness of the Company's internal control over financial reporting as of March 31, 2026 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report, which appears in Item 15.
(c) Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the fourth quarter of fiscal year 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B.    OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the fourth quarter of fiscal year 2026, no director or officer of the Company, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
Logitech International S.A. | Fiscal 2026 Form 10-K | 53

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
Other information required by this Item may be found in the definitive Proxy Statement for the 2026 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item may be found in the Proxy Statement for the 2026 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item may be found in the Proxy Statement for the 2026 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item may be found in the Proxy Statement for the 2026 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item may be found in the Proxy Statement for the 2026 Annual Meeting of Shareholders and is incorporated herein by reference.
Logitech International S.A. | Fiscal 2026 Form 10-K | 54

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this Annual Report on Form 10-K:
1. Financial Statements and Supplementary Data
Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations—Years Ended March 31, 2026, 2025 and 2024
Consolidated Statements of Comprehensive Income—Years Ended March 31, 2026, 2025 and 2024
Consolidated Balance Sheets—March 31, 2026 and 2025
Consolidated Statements of Cash Flows—Years Ended March 31, 2026, 2025 and 2024
Consolidated Statements of Changes in Shareholders' Equity—Years Ended March 31, 2026, 2025 and 2024
Notes to Consolidated Financial Statements
2. Financial Statement Schedule
Schedule II—Valuation and Qualifying Accounts
3. Exhibits
Logitech International S.A. | Fiscal 2026 Form 10-K | 55

Index to Exhibits

			Incorporated by Reference
Exhibit No.		Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
3.1		Articles of Incorporation of Logitech International S.A., as amended	8-K	0-29174	10/2/2025	3.1
3.2		Organizational Regulations of Logitech International S.A., as amended	10-Q	0-29174	10/26/2023	3.2
4.1		Description of the Registrant's Securities					X
10.1	**	1996 Stock Plan, as amended	S-8	333-100854	5/27/2003	4.2
10.2	**	Logitech International S.A. 2006 Stock Incentive Plan, as amended and restated effective September 14, 2022	DEF14A	0-29174	7/26/2022	App. A
10.3	**	Logitech Inc. Management Deferred Compensation Plan, as amended and restated	10-Q	0-29174	11/4/2008	10.1
10.4	**	Logitech Inc. Amended and Restated Deferred Compensation Plan, effective January 1, 2017	10-Q	0-29174	7/27/2023	10.1
10.5	**	Logitech Management Performance Bonus Plan, as amended and restated	DEF14A	0-29174	7/23/2013	App. C
10.6	**	1996 Employee Share Purchase Plan (U.S.), as amended and restated	DEF14A	0-29174	7/23/2013	App. A
10.7	**	2006 Employee Share Purchase Plan (Non-U.S.), as amended and restated	DEF14A	0-29174	7/23/2013	App. B
10.8	**	Representative form of stock option agreement (employees) under the Logitech International S.A. 2006 Stock Incentive Plan	10-Q	0-29174	11/4/2009	10.2
10.9	**	Representative form of performance stock option agreement (executives and other employees) under the Logitech International S.A. 2006 Stock Incentive Plan	10-Q	0-29174	2/5/2013	10.2
10.10	**	Representative form of restricted stock unit agreement (non-executive board members) under the Logitech International S.A. 2006 Stock Incentive Plan					X
10.11	**	Representative form of restricted stock unit agreement (Group Management Team, Leadership Team, executive officers, and other employees) under the Logitech International S.A. 2006 Stock Incentive Plan					X
10.12	**
Representative form of performance share unit agreement (Group Management Team (executive officers), Leadership Team, executives, and other employees) under the Logitech International S.A. 2006 Stock Incentive Plan
							X
10.13	**	Employment Agreement between Logitech Inc. and Johanna W. (Hanneke) Faber, dated December 3, 2025	8-K	0-29174	1/28/2026	10.1
10.14	**	Employment Agreement between Logitech Inc. and Prakash Arunkundrum, dated as of May 26, 2020	10-Q	0-29174	7/23/2020	10.1

Logitech International S.A. | Fiscal 2026 Form 10-K | 56

			Incorporated by Reference
Exhibit No.		Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
10.15	**	Employment Agreement between Logitech Inc. and Samantha Harnett, dated as of July 1, 2020	10-Q	0-29174	7/23/2020	10.2
10.16	**	Offer Letter between Logitech, Inc. and Matteo Anversa, dated August 5, 2024	8-K	0-29174	8/6/2024	10.1
10.17	**	Employment Agreement between Logitech Inc. and Matteo Anversa, dated August 5, 2024	8-K	0-29174	8/6/2024	10.2
10.18	**	Form of Director and Officer Indemnification Agreement with Logitech International S.A.	20-F	0-29174	5/21/2003	4.1
10.19	**	Form of Director and Officer Indemnification Agreement with Logitech Inc.	20-F	0-29174	5/21/2003	4.2
10.20	**	Credit Agreement dated January 27, 2025, by and among Logitech Europe S.A., Logitech International S.A., the lenders from time to time party thereto, and PNC Bank, National Association, as Administrative Agent	8-K	0-29174	1/28/2025	10.1
10.21	**	Guaranty Agreement, dated January 27, 2025, by and among Logitech Europe S.A. and Logitech International S.A. in favor of PNC Bank, National Association, as administrative Agent	8-K	0-29174	1/28/2025	10.2
19.1		Insider Trading Policy	10-K	0-29174	5/16/2024	19.1
21.1		List of Subsidiaries					X
23.1		Consent of Independent Registered Public Accounting Firm					X
24.1		Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)					X
31.1		Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2		Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97.1	**	Executive Clawback Policy	10-K	0-29174	5/16/2024	97.1
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH		XBRL Taxonomy Extension Schema Document					X
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB		XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document					X
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

Logitech International S.A. | Fiscal 2026 Form 10-K | 57

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
Logitech International S.A. | Fiscal 2026 Form 10-K | 58

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOGITECH INTERNATIONAL S.A.
/s/ Johanna (Hanneke) Faber
Johanna (Hanneke) Faber Chief Executive Officer

/s/ Matteo Anversa
Matteo Anversa Chief Financial Officer
May 21, 2026

Logitech International S.A. | Fiscal 2026 Form 10-K | 59

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

Signature	Title	Date

/s/ Guy Gecht Guy Gecht	Chairperson of the Board	May 21, 2026
/s/ Johanna (Hanneke) Faber Johanna (Hanneke) Faber	Chief Executive Officer (Principal Executive Officer)	May 21, 2026
/s/ Matteo Anversa Matteo Anversa	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 21, 2026
/s/ Donald Allan, Jr. Donald Allan, Jr.	Director	May 21, 2026
/s/ Edouard Bugnion Edouard Bugnion	Director	May 21, 2026
/s/ Christopher Jones Christopher Jones	Director	May 21, 2026
/s/ Marjorie Lao Marjorie Lao	Director	May 21, 2026
/s/ Owen Mahoney Owen Mahoney	Director	May 21, 2026
/s/ Neela Montgomery Neela Montgomery	Director	May 21, 2026
/s/ Kwok Wang Ng Kwok Wang Ng	Director	May 21, 2026
/s/ Deborah Thomas Deborah Thomas	Director	May 21, 2026
/s/ Sascha Zahnd Sascha Zahnd	Director	May 21, 2026
Logitech International S.A. | Fiscal 2026 Form 10-K | 60

Logitech International S.A. | Fiscal 2026 Form 10-K | 61

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Logitech International S.A.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Logitech International S.A. and subsidiaries (the Company) as of March 31, 2026 and 2025, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2026, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2026, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2026 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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
Logitech International S.A. | Fiscal 2026 Form 10-K | 62

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

Assessment of the accruals for certain Customer Programs

As discussed in Notes 2 and 8 to the consolidated financial statements, the Company recorded accrued Customer Program liabilities of $211.9 million as of March 31, 2026 for customer incentives, cooperative marketing, and pricing programs (collectively, Customer Programs). The Company records these accruals as a reduction of revenue at the time of sale. For certain of these accruals, the Company estimated the amounts based on historical data or future commitments that are planned and controlled by the Company. The Company uses judgment in analyzing historical trends, inventories owned by and located at customers, products sold by direct customers to end customers or resellers, known product quality issues, negotiated terms, and other relevant customer and product information, such as stage of product life cycle, which are expected to experience unusually high discounting.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls related to the Company’s assessment of whether historical experience is predictive of Customer Programs’ earned amounts and the Company’s validation of the underlying channel inventory data used to estimate the accruals for Customer Programs. We assessed the historical experience used in estimating the accruals for certain Customer Programs using a combination of the Company’s internal historical information of sales, Customer Programs’ earned amounts, and relevant and reliable third-party channel inventory and sell-through data. In addition, we evaluated the Company’s ability to estimate the accruals for certain Customer Programs by comparing recorded accruals from fiscal year 2025 to actual subsequent Customer Programs’ earned amounts in fiscal year 2026.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

San Francisco, California
May 21, 2026

Logitech International S.A. | Fiscal 2026 Form 10-K | 63

LOGITECH INTERNATIONAL S.A.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended March 31,
	2026	2025	2024
Net sales	$4,840,761	$4,554,900	$4,298,467
Cost of goods sold	2,742,407	2,582,745	2,509,418
Amortization of intangible assets	7,017	9,554	11,028
Gross profit	2,091,337	1,962,601	1,778,021
Operating expenses:
Marketing and selling	816,604	814,414	730,310
Research and development	316,221	309,008	287,243
General and administrative	167,160	164,014	155,056
Amortization of intangible assets and acquisition-related costs	6,298	10,695	10,934
Impairment of intangible assets	—	—	3,526
Change in fair value of contingent consideration for business acquisition	—	—	(250)
Restructuring charges, net	9,860	9,615	3,866
Total operating expenses	1,316,143	1,307,746	1,190,685
Operating income	775,194	654,855	587,336
Interest income	48,246	54,997	50,636
Other income (expense), net	3,079	(2,980)	(16,376)
Income before income taxes	826,519	706,872	621,596
Provision for income taxes	115,332	75,343	9,453
Net income	$711,187	$631,529	$612,143

Net income per share:
Basic	$4.85	$4.17	$3.90
Diluted	$4.80	$4.13	$3.87

Weighted average shares used to compute net income per share:
Basic	146,775	151,322	156,776
Diluted	148,208	152,784	158,171
 The accompanying notes are an integral part of these consolidated financial statements.
Logitech International S.A. | Fiscal 2026 Form 10-K | 64

LOGITECH INTERNATIONAL S.A.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended March 31,
	2026	2025	2024
Net income	$711,187	$631,529	$612,143
Other comprehensive income (loss):
Currency translation gain (loss):
Currency translation gain (loss)	24,496	(14,705)	(3,078)
Defined benefit plans:
Net gain (loss) and prior service costs, net of taxes	3,271	(17,640)	(13,163)
Reclassification of amortization included in other income (expense), net	261	759	243
Hedging gain (loss):
Deferred hedging gain (loss), net of taxes	(8,214)	(703)	1,109
Reclassification of hedging loss (gain) included in cost of goods sold	13,321	(3,461)	3,964
Total other comprehensive income (loss)	33,135	(35,750)	(10,925)
Total comprehensive income	$744,322	$595,779	$601,218
 The accompanying notes are an integral part of these consolidated financial statements.

Logitech International S.A. | Fiscal 2026 Form 10-K | 65

LOGITECH INTERNATIONAL S.A.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$1,741,546	$1,503,205
Accounts receivable, net	505,867	454,546
Inventories	489,948	503,747
Other current assets	177,895	131,211
Total current assets	2,915,256	2,592,709
Non-current assets:
Property, plant and equipment, net	116,454	113,858
Goodwill	465,417	463,230
Other intangible assets, net	12,386	24,630
Other assets	339,075	344,077
Total assets	$3,848,588	$3,538,504
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$530,983	$414,586
Accrued and other current liabilities	781,990	686,503
Total current liabilities	1,312,973	1,101,089
Non-current liabilities:
Income taxes payable	86,322	88,483
Other non-current liabilities	237,899	221,512
Total liabilities	1,637,194	1,411,084
Commitments and contingencies (Note 13)
Shareholders' equity:
Registered shares, CHF 0.25 par value Issued shares: 160,784 and 168,994 at March 31, 2026 and 2025, respectively	28,001	29,432
Additional paid-in capital	123,386	82,591
Shares in treasury, at cost Treasury shares: 17,282 and 20,485 shares at March 31, 2026 and 2025, respectively	(1,207,454)	(1,464,912)
Retained earnings	3,381,278	3,627,261
Accumulated other comprehensive loss	(113,817)	(146,952)
Total shareholders' equity	2,211,394	2,127,420
Total liabilities and shareholders' equity	$3,848,588	$3,538,504
 The accompanying notes are an integral part of these consolidated financial statements.
Logitech International S.A. | Fiscal 2026 Form 10-K | 66

LOGITECH INTERNATIONAL S.A.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended March 31,
	2026	2025	2024
Cash flows from operating activities:
Net income	$711,187	$631,529	$612,143
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	64,139	59,664	63,065
Amortization of intangible assets	13,315	20,098	21,681
Impairment of intangible assets	—	—	3,526
Loss on investments	612	2,029	14,674
Share-based compensation expense	112,392	89,913	82,889
Deferred income taxes	29,822	56,543	(42,424)
Change in fair value of contingent consideration for business acquisition	—	—	(250)
Other	28	120	379
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(39,436)	69,979	91,519
Inventories	22,882	(80,501)	259,796
Other assets	(36,559)	23,970	10,760
Accounts payable	109,174	(31,627)	39,336
Accrued and other liabilities	49,651	840	(11,978)
Net cash provided by operating activities	1,037,207	842,557	1,145,116
Cash flows from investing activities:
Purchases of property, plant and equipment	(61,562)	(56,128)	(55,897)
Acquisitions, net of cash acquired	—	—	(14,424)
Purchases of deferred compensation investments	(10,479)	(6,600)	(11,571)
Proceeds from sales of deferred compensation investments	11,308	7,079	12,174
Other investing activities	(1,654)	(1,619)	(617)
Net cash used in investing activities	(62,387)	(57,268)	(70,335)
Cash flows from financing activities:
Payment of cash dividends	(233,059)	(207,853)	(182,305)
Payment of contingent consideration for business acquisition	—	(1,245)	(5,002)
Purchases of registered shares	(534,939)	(588,838)	(504,203)
Proceeds from exercises of stock options and purchase rights	38,320	36,405	32,197
Tax withholdings related to net share settlements of restricted stock units	(21,438)	(32,485)	(29,744)
Other financing activities	—	(3,344)	(1,116)
Net cash used in financing activities	(751,116)	(797,360)	(690,173)
Effect of exchange rate changes on cash and cash equivalents	14,637	(5,566)	(12,789)
Net increase (decrease) in cash and cash equivalents	238,341	(17,637)	371,819
Cash and cash equivalents at beginning of the period	1,503,205	1,520,842	1,149,023
Cash and cash equivalents at end of the period	$1,741,546	$1,503,205	$1,520,842

Supplementary Cash Flow Disclosures:
Non-cash investing and financing activities:
Property, plant and equipment purchased during the period and included in period end liability accounts	$13,573	$10,106	$11,451
Supplemental cash flow information:
Income taxes paid, net	$86,353	$67,484	$50,855
The accompanying notes are an integral part of these consolidated financial statements.
Logitech International S.A. | Fiscal 2026 Form 10-K | 67

LOGITECH INTERNATIONAL S.A.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands, except per share amounts)

	Registered shares		Additional paid-in capital	Treasury shares		Retained earnings	Accumulated other comprehensive loss
	Shares	Amount		Shares	Amount			Total
March 31, 2023	173,106	$30,148	$127,380	13,763	$(977,266)	$3,177,575	$(100,277)	$2,257,560
Total comprehensive income	—	—	—	—	—	612,143	(10,925)	601,218
Purchases of registered shares	—	—	—	7,100	(523,751)	—	—	(523,751)
Sale of shares upon exercise of stock options and purchase rights	—	—	(28,314)	(624)	60,511	—	—	32,197
Issuance of shares upon vesting of restricted stock units	—	—	(118,771)	(994)	89,027	—	—	(29,744)
Issuance of shares related to contingent consideration	—	—	102	(2)	143	—	—	245
Share-based compensation	—	—	83,127	—	—	—	—	83,127
Cash dividends ($1.19 per share)	—	—	—	—	—	(187,199)	—	(187,199)
March 31, 2024	173,106	$30,148	$63,524	19,243	$(1,351,336)	$3,602,519	$(111,202)	$2,233,653
Total comprehensive income	—	—	—	—	—	631,529	(35,750)	595,779
Purchases of registered shares	—	—	—	6,679	(588,028)	—	—	(588,028)
Sale of shares upon exercise of stock options and purchase rights	—	—	(10,588)	(492)	52,927	(5,934)	—	36,405
Issuance of shares upon vesting of restricted stock units	—	—	(60,422)	(833)	89,437	(61,500)	—	(32,485)
Cancellation of treasury shares	(4,112)	(716)	—	(4,112)	332,088	(331,372)	—	—
Share-based compensation	—	—	90,077	—	—	—	—	90,077
Cash dividends ($1.37 per share)	—	—	—	—	—	(207,981)	—	(207,981)
March 31, 2025	168,994	$29,432	$82,591	20,485	$(1,464,912)	$3,627,261	$(146,952)	$2,127,420
Total comprehensive income	—	—	—	—	—	711,187	33,135	744,322
Purchases of registered shares	—	—	—	6,167	(557,043)	—	—	(557,043)
Sale of shares upon exercise of stock options and purchase rights	—	—	(5,256)	(512)	43,576	—	—	38,320
Issuance of shares upon vesting of restricted stock units	—	—	(66,491)	(648)	58,760	(13,707)	—	(21,438)
Cancellation of treasury shares	(8,210)	(1,431)	—	(8,210)	712,165	(710,734)	—	—
Share-based compensation	—	—	112,542	—	—	—	—	112,542
Cash dividends ($1.58 per share)	—	—	—	—	—	(232,729)	—	(232,729)
March 31, 2026	160,784	$28,001	$123,386	17,282	$(1,207,454)	$3,381,278	$(113,817)	$2,211,394
 The accompanying notes are an integral part of these consolidated financial statements.
Logitech International S.A. | Fiscal 2026 Form 10-K | 68

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
Risks and Uncertainties
Impacts of Macroeconomic, Geopolitical, and Other Factors on the Company's Business
As the Company conducts operations globally, its business has continued to be impacted by ongoing macroeconomic and geopolitical conditions. These conditions include changes in inflation, interest rate and foreign currency fluctuations, uncertainty in consumer and enterprise demand, tariff and trade policies, memory chip availability, volatile energy prices and increased geopolitical tensions, including the armed conflicts in the Middle East.
Logitech International S.A. | Fiscal 2026 Form 10-K | 69

In 2025, the United States introduced trade policy actions that increased import tariffs across a wide range of countries at various rates, with certain exemptions. In February 2026, the U.S. Supreme Court issued a decision invalidating certain tariffs previously imposed under the International Emergency Economic Powers Act. In May 2026, some companies began receiving notification from the U.S. Customs and Border Protection (CBP) that tariff refunds would be issued; however, the extent and timing of these tariff refunds remain uncertain. Following the U.S. Supreme Court ruling, the U.S. government introduced new temporary tariffs for a 150-day period beginning February 24, 2026. In May 2026, the U.S. Court of International Trade invalidated these temporary tariffs but they remain in place, subject to appeal. The U.S. government may pursue alternative trade measures, including under Sections 301 and 302 of U.S. trade laws, which could result in additional or replacement tariffs. U.S. tariff policies and international trade arrangements continue to evolve and have had, and may continue to have, a significant impact on the Company's results of operations.
The Company has also been affected by the increases in demand for memory chips and other components caused by the build out of new AI technologies and data centers, leading to a rise in prices for such components and some suppliers transitioning capacity away from certain components utilized in some of the Company's Video Collaboration products.
The global and regional macroeconomic, political, and other conditions have caused and may continue to cause volatility in demand for the Company's products, component availability, transit times and cost of the Company's products including cost of tariffs, materials, and logistics, and as a result, have impacted and may continue to impact the pricing of the Company's products, product availability and the Company's results of operations.
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

The Company also recognizes revenue from subscription services that provide professional streamers with access to streaming software and tools as well as from Video Collaboration support services. These services represent stand-ready performance obligations. Payments for these services are made at the time of or in advance of delivering the services. The proceeds received in advance from such arrangements are recognized as deferred revenue and then recognized as revenue ratably over the service period up to five years.

Logitech International S.A. | Fiscal 2026 Form 10-K | 70

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

Product return rights vary by customer. Estimates of expected future product returns qualify as variable consideration and are recorded as a reduction of the transaction price of the contract at the time of sale based on an analysis of historical return trends by customer and by product, inventories owned by and located at customers, current customer demand, current operating conditions, and other relevant customer and product information. The Company assesses the estimated asset for recovery value for impairment and adjusts the value of the asset for any impairment. Return trends are influenced by product life cycle status, new product introductions, market acceptance of products, sales levels, product sell-through, the type of customer, seasonality, product quality issues, competitive
Logitech International S.A. | Fiscal 2026 Form 10-K | 71

pressures, operational policies and procedures, and other factors. Return rates can fluctuate over time but are sufficiently predictable to allow the Company to estimate expected future product returns.

Typically, variable consideration does not need to be constrained as estimates are based on predictive historical data or future commitments that are planned and controlled by the Company. However, the Company continues to assess variable consideration estimates such that it is probable that a significant reversal of revenue will not occur.

The Company regularly evaluates the adequacy of its estimates for Customer Programs and product returns. Future market conditions and product transitions may require the Company to take action to change such programs and related estimates. When the variables used to estimate these costs change, or if actual costs differ significantly from the estimates, the Company would be required to increase or reduce revenue or operating expenses to reflect the impact. During the year ended March 31, 2026, changes to these estimates related to performance obligations satisfied in prior periods were not material.

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
Contract Costs
The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that otherwise would have been recognized is one year or less. These costs are included in marketing and selling expenses in the consolidated statements of operations. As of March 31, 2026 and 2025, the Company did not have any material deferred contract costs.
Research and Development Costs
Costs related to research, design and development of products, which consist primarily of personnel, product design and infrastructure expenses, are charged to research and development expense as they are incurred.
Advertising Costs
Advertising costs are recorded as either a marketing and selling expense or a deduction from revenue as they are incurred. Advertising costs paid or reimbursed by the Company to direct or indirect customers must have an identifiable benefit and an estimable fair value in order to be classified as an operating expense. If these criteria are not met, the payment is classified as a reduction of revenue. Advertising costs recorded as marketing and selling expense are expensed as incurred. Total advertising costs including those characterized as revenue deductions during fiscal years 2026, 2025 and 2024 were $410.9 million, $355.1 million and $325.3 million, respectively, out of which $54.1 million, $53.1 million, and $46.6 million, respectively, were included as operating expense in the consolidated statements of operations.
Cash Equivalents
The Company classifies all highly liquid instruments purchased, such as bank demand deposits, short-term time deposits, and U.S. Treasury securities, with an original maturity of three months or less at the date of purchase, to be cash equivalents. Cash equivalents are carried at cost, which approximates their fair value.
Logitech International S.A. | Fiscal 2026 Form 10-K | 72

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
The Company had the following customers that individually comprised 10% or more of its gross sales:

	Years Ended March 31,
	2026	2025	2024
Customer A	14%	14%	13%
Customer B	18%	19%	18%
Customer C	12%	12%	14%
The Company had the following customers that individually comprised 10% or more of its accounts receivable:

	March 31,
	2026	2025
Customer A	16%	14%
Customer B	23%	21%
Customer C	13%	10%
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
Logitech International S.A. | Fiscal 2026 Form 10-K | 73

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
Depreciation expense is recognized using the straight-line method. Plant and buildings are depreciated over estimated useful lives of twenty-five years, equipment over useful lives from three to five years, internal-use software over useful lives of three years, tooling over useful lives from six months to one year, and leasehold improvements over the lesser of the term of the lease or the estimated useful life of leasehold improvements.
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
Logitech International S.A. | Fiscal 2026 Form 10-K | 74

others. The fair value that could be realized in an actual transaction may differ from that used to evaluate the impairment of goodwill.
In reviewing goodwill for impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (greater than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. The Company also may elect not to perform the qualitative assessment and, instead, proceed directly to the quantitative impairment test. The ultimate outcome of the goodwill impairment review for a reporting unit should be the same whether the Company chooses to perform the qualitative assessment or proceeds directly to the quantitative impairment test. The Company operates as one reporting unit. For the year ended March 31, 2026, the Company elected to perform a qualitative assessment and concluded that it was more likely than not that the fair value of its reporting unit exceeds its carrying amount.
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
Logitech International S.A. | Fiscal 2026 Form 10-K | 75

The dilutive effect of in-the-money share-based compensation awards is calculated based on the average share price for each fiscal period using the treasury stock method.
Share-Based Compensation Expense
Share-based compensation expense includes compensation expense for share-based awards granted based on the grant date fair value. The grant date fair value for stock options and stock purchase rights is estimated using the Black-Scholes-Merton option-pricing valuation model. The grant date fair value of service-based restricted stock units ("RSUs") is calculated based on the market price on the date of grant, reduced by estimated dividend yield prior to vesting. The grant date fair value of restricted stock units which vest upon meeting certain market- and performance-based conditions ("PSUs") is estimated using the Monte-Carlo simulation method including the effect of the market condition. Share-based compensation expense is recognized ratably over the respective requisite service periods of the awards and forfeitures are accounted for when they occur. For PSUs, the Company recognizes compensation expense using its estimate of probable outcome at the end of the performance period (i.e., the estimated performance against the performance targets). The Company periodically adjusts the cumulative share-based compensation expense recorded when the probable outcome for the PSUs is updated based upon changes in actual and forecasted financial results.
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
Derivative Financial Instruments
The Company enters into foreign exchange forward and swap contracts to reduce the short-term effects of currency fluctuations on certain foreign currency receivables or payables denominated in currencies other than the functional currencies of its subsidiaries. Gains or losses from changes in the fair value of these contracts that offset transaction losses or gains on foreign currency receivables or payables are recognized immediately and included in other income (expense), net in the consolidated statements of operations.
Logitech International S.A. | Fiscal 2026 Form 10-K | 76

The Company enters into cash flow hedge contracts, including foreign currency forward contracts and foreign currency option contracts, to hedge against exposure to changes in currency exchange rates related to its forecasted inventory purchases. Gains and losses for changes in the fair value of the effective portion of the Company's foreign exchange contracts related to forecasted inventory purchases are deferred as a component of accumulated other comprehensive gain (loss) until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold.
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
Recent Accounting Pronouncements Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires additional disclosures related to rate reconciliation, income taxes paid, and other disclosures. Under ASU 2023-09, for each annual period presented, public entities are required to (1) disclose specific categories in the tabular rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires all reporting entities to disclose on an annual basis the amount of income taxes paid disaggregated by federal, state, and foreign taxes as well as the amount of income taxes paid by individual jurisdiction. The Company adopted this ASU in its fiscal year 2026 annual financial statements and applied the standard prospectively. See Note 7 for additional information.
New Accounting Pronouncements Not Yet Adopted
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
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 provides a practical expedient that permits entities to assume that current conditions as of the balance sheet date will remain unchanged over the remaining life of current accounts receivable and current contract assets when estimating the expected credit losses. ASU 2025-05 is effective for annual periods beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted. ASU 2025-05 should be applied on a prospective basis. The Company does not expect the adoption of ASU 2025-05 to have a material impact on its consolidated financial statements or related disclosures.
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
Logitech International S.A. | Fiscal 2026 Form 10-K | 77

Note 3—Net Income Per Share
The following table summarizes the computations of basic and diluted net income per share for fiscal years 2026, 2025 and 2024 (in thousands except per share amounts):

	Years Ended March 31,
	2026	2025	2024
Net income	$711,187	$631,529	$612,143

Shares used in net income per share computation:
Weighted average shares outstanding - basic	146,775	151,322	156,776
Effect of potentially dilutive equivalent shares	1,433	1,462	1,395
Weighted average shares outstanding - diluted	148,208	152,784	158,171

Net income per share:
Basic	$4.85	$4.17	$3.90
Diluted	$4.80	$4.13	$3.87
Share equivalents attributable to outstanding stock options, restricted stock units and employee share purchase plans ("ESPP") totaling 0.5 million, 0.7 million, and 1.1 million shares during fiscal years 2026, 2025 and 2024, respectively, were excluded from the calculation of diluted net income per share because their effect would have been antidilutive. A small number of PSUs were not included in the dilutive net income per share calculation in fiscal years 2025 and 2024 because all necessary conditions had not been satisfied, and those shares were not issuable if the end of the reporting period were the end of the performance contingency period.
Note 4—Employee Stock-Based Compensation
As of March 31, 2026, the Company offers the 2006 Employee Share Purchase Plan (Non-U.S.), as amended and restated ("2006 ESPP"), the 1996 Employee Share Purchase Plan (U.S.), as amended and restated ("1996 ESPP"), and the 2006 Stock Incentive Plan ("2006 Plan") as amended and restated. Shares issued to employees as a result of purchases or exercises under these plans are generally issued from shares held in treasury stock.
Under the 1996 ESPP and 2006 ESPP plans, eligible employees may purchase shares at the lower of 85% of the fair market value at the beginning or the end of each offering period, which is generally six months. Subject to continued participation in these plans, purchase agreements are automatically executed at the end of each offering period. An aggregate of 29.0 million shares were reserved for issuance under the 1996 and 2006 ESPP plans. As of March 31, 2026, a total of 2.4 million shares were available for new awards under these plans.
The 2006 Plan provides for the grant to eligible employees and non-employee directors of stock options, stock appreciation rights, and restricted stock units. Awards under the 2006 Plan may be conditioned on continued employment, the passage of time or the satisfaction of performance and market vesting criteria. The 2006 Plan, as amended, has no expiration date. On June 29, 2022, the Board authorized 3.3 million additional shares for issuance under the 2006 Plan. An aggregate of 33.8 million shares were reserved for issuance under the 2006 Plan. As of March 31, 2026, a total of 6.7 million shares were available for new awards under this plan.
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
Logitech International S.A. | Fiscal 2026 Form 10-K | 78

The following table summarizes share-based compensation expense and total income tax benefit recognized for fiscal years 2026, 2025 and 2024 (in thousands):

	Years Ended March 31,
	2026	2025	2024
Cost of goods sold	$10,631	$10,021	$8,004
Marketing and selling	42,506	40,378	35,780
Research and development	22,904	20,180	17,836
General and administrative	36,351	19,334	21,269
Total share-based compensation expense	112,392	89,913	82,889
Income tax benefit	(20,721)	(20,148)	(15,305)
Total share-based compensation expense, net of income tax benefit	$91,671	$69,765	$67,584
The income tax benefit in the respective periods primarily consisted of tax benefits related to the share-based compensation expense for the period and direct tax benefit realized, including net excess tax benefits recognized from share-based awards vested or exercised during the period.
Share-based compensation costs capitalized as part of inventory were $8.4 million, $7.6 million, and $6.3 million for the fiscal year ended March 31, 2026, 2025 and 2024, respectively.
As of March 31, 2026, there was $151.6 million of total future stock-based compensation cost to be recognized over a weighted-average period of 2.3 years.
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
The grant date fair value of the ESPP using the Black-Scholes-Merton option-pricing valuation model and the grant date fair value of the PSUs using the Monte-Carlo simulation method are determined with the following assumptions:

	Employee Stock Purchase Plans
	Years Ended March 31,
	2026	2025	2024
Expected dividend rate	1.79%	1.35%	1.61%
Risk-free interest rate	3.90%	4.71%	5.36%
Expected volatility	38%	29%	33%
Expected term (years)	0.5	0.5	0.5
Weighted average grant date fair value per share	$23.10	$21.74	$19.02

PSUs	Years Ended March 31,
	2026	2025	2024
Expected dividend rate	1.63%	1.41%	1.90%
Risk-free interest rate	3.90%	4.55%	3.83%
Expected volatility	37%	38%	41%
Expected term (years)	3.0	3.0	3.0
The expected dividend rate assumption is based on the Company's history and future expectations of dividend payouts. Unvested stock-awards are not eligible for these dividends. The expected term is based on the purchase offerings periods expected to remain outstanding for employee stock purchase plan or the performance period for PSUs. Expected volatility is based on historical volatility using the Company's daily closing prices, or including the volatility of components of the Russell 3000 Index for PSUs, over the expected term. The Company considers the historical price volatility of its shares as most representative of future volatility. The risk-free interest rate
Logitech International S.A. | Fiscal 2026 Form 10-K | 79

assumptions are based upon the implied yield of U.S. Treasury zero-coupon issues for the expected term of the Company's share-based awards.
For PSUs, the Company estimates the probability and timing of the achievement of the set performance condition at the time of the grant based on the historical financial performance and the financial forecast in the remaining performance period and reassesses the probability in subsequent periods when actual results or new information become available.
A summary of the Company's stock option activities under all stock plans for fiscal years 2026, 2025 and 2024 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In thousands)
Outstanding, March 31, 2023	1,120
Exercised	(181)			$6,160
Forfeited	(176)
Outstanding, March 31, 2024	763
Exercised	(111)			$1,483
Forfeited	(65)
Outstanding, March 31, 2025	587	$64	5.3	$11,768
Exercised	(129)	$67		$4,371
Outstanding, March 31, 2026	458	$64	4.7	$12,500
Vested and exercisable, March 31, 2026	458	$64	4.7	$12,500
A summary of the Company's RSU and PSU activities for fiscal years 2026, 2025 and 2024 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Fair Value
	(In thousands)		(In thousands)
Outstanding, March 31, 2023	3,456	$66
Granted—RSUs	1,396	$59
Granted—PSUs	457	$67
Vested	(1,200)		$92,340
Forfeited	(631)
Outstanding, March 31, 2024	3,478	$65
Granted—RSUs	931	$93
Granted—PSUs	281	$91
Vested	(1,172)		$113,553
Forfeited	(462)
Outstanding, March 31, 2025	3,056	$73
Granted—RSUs	1,017	$84
Granted—PSUs	275	$90
Vested	(895)	$72	$78,466
Forfeited	(512)	$72
Outstanding, March 31, 2026	2,941	$79
The shares outstanding as of March 31, 2026 above include 0.7 million shares of PSUs. The Company presents the number of PSUs and weighted-average grant date fair value at 100 percent of the performance target; however, the aggregate fair value of shares vested is based on the actual number of PSUs vested according to achievement of the financial metrics over the performance period.
Logitech International S.A. | Fiscal 2026 Form 10-K | 80

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
The net periodic benefit cost of the defined benefit pension plans and the non-retirement post-employment benefit obligations for fiscal years 2026, 2025 and 2024 was as follows (in thousands):

	Years Ended March 31,
	2026	2025	2024
Service costs	$13,708	$11,875	$11,479
Interest costs	3,564	3,298	3,844
Expected return on plan assets	(9,674)	(7,671)	(6,950)
Amortization:
Net prior service cost (credit) recognized	(658)	309	(500)
Net actuarial loss (gain) recognized	919	450	(179)
Settlement loss	1,881	—	922
Total net periodic benefit cost	$9,740	$8,261	$8,616
The components of net periodic benefit cost other than the service cost component are included in other income (expense), net, in the consolidated statements of operations.
The changes in projected benefit obligations for fiscal years 2026 and 2025 were as follows (in thousands):

	Years Ended March 31,
	2026	2025
Projected benefit obligations, beginning of the year	$259,141	$213,477
Service costs	13,708	11,875
Interest costs	3,564	3,298
Plan participant contributions	7,088	6,676
Actuarial loss	2,216	13,691
Benefits paid	(3,475)	(10,578)
Transfer of prior vested benefits	7,416	15,301
Plan amendments	—	909
Settlement	(18,255)	—
Administrative expense paid	(174)	(157)
Currency exchange rate changes	24,415	4,649
Projected benefit obligations, end of the year	$295,644	$259,141
The accumulated benefit obligation for all defined benefit pension plans as of March 31, 2026 and 2025 was $262.6 million and $227.7 million, respectively.
Actuarial loss for fiscal year 2025, related to changes in the Company’s pension benefit obligation, was primarily driven by fluctuations in the discount rate. In fiscal year 2026, actuarial loss was not material.
Logitech International S.A. | Fiscal 2026 Form 10-K | 81

The changes in the fair value of plan assets for fiscal years 2026 and 2025 were as follows (in thousands):

	Years Ended March 31,
	2026	2025
Fair value of plan assets, beginning of the year	$201,459	$170,640
Actual return on plan assets	9,386	5,076
Employer contributions	10,544	10,351
Plan participant contributions	7,088	6,676
Benefits paid	(3,475)	(10,578)
Transfer of prior vested benefits	7,416	15,301
Settlement	(18,255)	—
Administrative expenses paid	(174)	(157)
Currency exchange rate changes	19,842	4,150
Fair value of plan assets, end of the year	$233,831	$201,459
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
The following tables present the fair value of the defined benefit pension plan assets by major categories and by levels within the fair value hierarchy as of March 31, 2026 and 2025 (in thousands):

	March 31,
	2026			2025
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash and cash equivalents	$26,588	$—	$26,588	$21,202	$—	$21,202
Equity securities	80,223	—	80,223	60,867	—	60,867
Debt securities	52,819	—	52,819	50,178	—	50,178
Real estate funds	31,979	19,443	51,422	44,906	6,833	51,739
Hedge funds	—	13,556	13,556	—	8,994	8,994
Other	8,721	502	9,223	8,005	474	8,479
Total fair value of plan assets	$200,330	$33,501	$233,831	$185,158	$16,301	$201,459
The funded status of the plans was as follows (in thousands):

	Years Ended March 31,
	2026	2025
Fair value of plan assets	$233,831	$201,459
Less: projected benefit obligations	295,644	259,141
Underfunded status	$(61,813)	$(57,682)
Logitech International S.A. | Fiscal 2026 Form 10-K | 82

Amounts recognized on the balance sheets for the plans were as follows (in thousands):

	March 31,
	2026	2025
Current liabilities	$2,036	$1,728
Non-current liabilities	59,777	55,954
Total liabilities	$61,813	$57,682
Amounts recognized in accumulated other comprehensive income (loss) related to defined benefit pension plans were as follows (in thousands):

	March 31,
	2026	2025
Net prior service credits	$218	$820
Net actuarial loss	(22,709)	(22,696)
Accumulated other comprehensive loss	(22,491)	(21,876)
Deferred taxes	747	(3,400)
Accumulated other comprehensive loss, net of tax	$(21,744)	$(25,276)
The actuarial assumptions for the defined benefit plans were as follows:

Years Ended March 31,
	2026	2025
Benefit Obligations:
Discount rate	1.10%- 6.75%	1.20% - 6.50%
Estimated rate of compensation increase	2.00% - 10.00%	2.00% - 10.00%
Cash balance interest credit rate	0.75% - 1.75%	0.75% - 1.75%

Years Ended March 31,
	2026	2025	2024
Net Periodic Costs:
Discount rate	1.20% - 6.50%	1.50% - 7.00%	1.50% - 7.25%
Estimated rate of compensation increase	2.00% - 10.00%	2.25% - 10.00%	2.25% - 10.00%
Expected average rate of return on plan assets	1.00% - 4.50%	1.00% - 5.25%	0.50% - 4.50%
Cash balance interest credit rate	0.75% - 1.75%	0.50% - 1.75%	0.50% - 1.75%
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
Logitech International S.A. | Fiscal 2026 Form 10-K | 83

The following table reflects the benefit payments that the Company expects the plans to pay in the periods noted (in thousands):

Years Ending March 31,
2027	$20,309
2028	$17,109
2029	$16,841
2030	$17,194
2031	$16,247
2032-2036	$89,012
The Company expects to contribute $8.4 million to its defined benefit pension plans during fiscal year 2027.
Defined Contribution Plans
Certain of the Company's subsidiaries have defined contribution employee benefit plans covering all or a portion of their employees. Contributions to these plans are discretionary for certain plans and are based on specified or statutory requirements for others. The charges to expense for these plans for fiscal years 2026, 2025 and 2024, were $15.7 million, $13.7 million and $14.4 million, respectively.
Deferred Compensation Plan
One of the Company's subsidiaries offers a deferred compensation plan that permits eligible employees to make 100% vested salary and incentive compensation deferrals within established limits. The Company does not make contributions to the plan.
The deferred compensation plan's assets consist of marketable securities and are included in other assets on the consolidated balance sheets. The marketable securities were recorded at a fair value of $30.5 million and $29.0 million as of March 31, 2026 and 2025, respectively, based on quoted market prices (see Note 9). The Company also had deferred compensation liability of $30.5 million and $29.0 million, which are included in other non-current liabilities on the consolidated balance sheets as of March 31, 2026 and 2025, respectively. Earnings, gains and losses on deferred compensation investments are included in other income (expense), net (see Note 6) and corresponding changes in deferred compensation liability are included in operating expenses and cost of goods sold in the consolidated statements of operations.
Note 6—Other Income (Expense), Net
Other income (expense), net, comprises the following (in thousands):

	Years Ended March 31,
	2026	2025	2024
Investment gain related to the deferred compensation plan	$3,714	$2,131	$4,320
Currency exchange loss, net	(3,733)	(6,401)	(8,770)
Loss on investments, net (1)	(612)	(2,029)	(14,674)
Non-service cost net pension income and other (2)	3,710	3,319	2,748
Other income (expense), net	$3,079	$(2,980)	$(16,376)
(1) Includes unrealized gain (loss) from the change in fair value of investments, income (loss) on equity-method investments, and impairment of investments during the periods presented, as applicable (see Note 9).
(2) Includes the components of net periodic benefit cost of defined benefit plans other than the service cost component (see Note 5).

Logitech International S.A. | Fiscal 2026 Form 10-K | 84

Note 7—Income Taxes
The Company is incorporated in Switzerland but operates in various countries with differing tax laws and rates. Further, a portion of the Company's income before taxes and the provision for income taxes is generated outside of Switzerland.
Income from continuing operations before income taxes for fiscal years 2026, 2025 and 2024 is summarized as follows (in thousands):

	Years Ended March 31,
	2026	2025	2024
Swiss	$550,787	$492,941	$502,291
Non-Swiss	275,732	213,931	119,305
Income before taxes	$826,519	$706,872	$621,596
The provision for income taxes is summarized as follows (in thousands):

	Years Ended March 31,
	2026	2025	2024
Current:
Swiss	$54,644	$(14,673)	$26,833
Non-Swiss	30,866	33,473	25,044
Deferred:
Swiss	38,192	45,283	(47,517)
Non-Swiss	(8,370)	11,260	5,093
Provision for income taxes	$115,332	$75,343	$9,453
Logitech International S.A. | Fiscal 2026 Form 10-K | 85

The following table is presented in accordance with ASU 2023-09, which the Company adopted in fiscal year 2026. The Company has adopted this standard prospectively. See Note 2 for additional information. The difference between the provision for income taxes and the expected tax provision at the Swiss statutory income tax rate of 8.5% for the current period is reconciled below (in thousands):

	Year Ended March 31,
	2026	As a percent
Pretax book income at Statutory rate	$70,250	8.5%
Domestic federal reconciling items:
Federal Tax Deduction	(4,436)	(0.5)%
Participation Exemption	(33,617)	(4.1)%
Domestic state and local income taxes:
Vaud	43,812	5.3%
Zurich	415	0.1%
Domestic other, net	4,213	0.5%
Foreign reconciling items:
U.S.:
Statutory tax rate difference between United States and Switzerland	13,948	1.7%
Foreign derived intangible income	(4,192)	(0.5)%
State tax expense, net of federal benefit	4,189	0.5%
Tax credits	(6,022)	(0.7)%
Non-deductible executive compensation	4,314	0.5%
Other, net	346	—%
China:
Statutory tax rate difference between China and Switzerland	8,931	1.1%
Other, net	118	—%
Hong Kong - Tax exempt dividends	(7,402)	(0.9)%
Other foreign jurisdictions	45,138	5.5%
Changes in unrecognized tax benefits	(24,673)	(3.0)%
Effective Tax Rate	$115,332	14.0%
The effective income tax rate in 2026 includes the tax effect of the expiration of statutes of limitation of uncertain tax positions and non-taxable dividend distributions, offset by foreign earnings taxed at different rates than the statutory rate.
Logitech International S.A. | Fiscal 2026 Form 10-K | 86

The difference between the provision for income taxes and the expected tax provision at the Swiss statutory income tax rate of 8.5% is reconciled for prior periods as previously disclosed prior to the adoption of ASU 2023-09 (in thousands):

	Years Ended March 31,
	2025	2024
Expected tax provision at statutory income tax rates	$60,084	$52,836
Income taxes at different rates	68,212	47,595
Research and development tax credits	(6,797)	(9,738)
Swiss Tax Benefits	—	(50,051)
Executive compensation	980	407
Stock-based compensation	(2,162)	4,019
Deferred tax effects from TRAF	—	(33,926)
Valuation allowance	1,000	4,780
Restructuring credits	(817)	—
Unrecognized tax benefits/ Audit resolution and statute lapse	(43,333)	11,535
FDII deduction	(1,424)	(18,675)
Other, net	(400)	671
Provision for income taxes	$75,343	$9,453
The effective income tax rate in 2025 includes the tax effect of audit resolutions and the expiration of statutes of limitation of uncertain tax positions totaling $53.3 million, offset by the increase to unrecognized tax benefits in 2025 of $10.0 million. The effective tax rate in 2024 includes the discrete tax benefits recognized in fiscal year 2024 for the benefit of future Swiss tax deductions, the remeasurement of the tax basis of goodwill under TRAF (as defined below), FDII (as defined below) incentive provided by the Tax Cuts and Jobs Act and remeasurement of the Company's Swiss deferred tax assets due to a change in tax rate.
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
The Tax Cuts and Jobs Act enacted Section 250, which provides for a deduction with respect to Global Intangible Low-Taxed Income ("GILTI") and Foreign-Derived Intangible Income ("FDII") in the U.S. The application of this tax incentive is inherently complex. During the fiscal year ended March 31, 2024, the Company analyzed the applicability of FDII and determined that this tax incentive applies to fiscal years 2021, 2022 and 2023. As a result, the Company realized a tax benefit of $18.7 million related to FDII. The Company has also concluded that any GILTI tax since the enactment of Tax Cuts and Jobs Act is immaterial.
Logitech International S.A. | Fiscal 2026 Form 10-K | 87

On July 4, 2025, the One Big Beautiful Bill Act (the "OBBBA") was enacted into law in the United States and most relevant provisions will be effective for the Company beginning in fiscal year 2027. The OBBBA includes numerous provisions that affect corporate taxation, impacting areas such as R&D expensing, bonus depreciation, and international tax provisions. The Company has reviewed the provisions of the OBBBA to determine the potential impact on the Company's financial statements. Based on this review, and considering the Company's current tax position and operations, at this time the Company does not expect the OBBBA to have a material impact on its income taxes, including current and deferred tax balances and the effective tax rate.
For the fiscal year ended March 31, 2026, the Company assessed its exposure to the OECD Pillar Two global minimum tax rules. The Company has determined that, for the fiscal year 2026, most jurisdictions in which it operates should qualify for the transitional Country-by-Country Reporting ("CbCR") safe harbor, as outlined in the OECD Administrative Guidance and enacted domestic legislation. The Company's CbCR has been prepared in accordance with the requirements for a Qualified CbCR, using qualified financial statements. Based on this data, most jurisdictions continue to meet safe harbor qualifications at 16% tax rates, and therefore, the Company is only required to perform a detailed Pillar Two top-up tax calculation for limited jurisdictions. The estimated top up tax for fiscal year 2026 is de minimis.

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
Deferred income tax assets and liabilities consist of the following (in thousands):

	March 31,
	2026	2025
Deferred tax assets:
Tax attributes carryforward	$42,408	$43,536
Future tax deduction from Swiss Tax Benefits	50,630	48,267
Accruals	67,963	72,114
Tax step-up of goodwill from TRAF	73,512	86,519
Share-based compensation	20,228	15,411
Gross deferred tax assets	254,741	265,847
Valuation allowance	(36,922)	(36,537)
Deferred tax assets after valuation allowance	$217,819	$229,310
Deferred tax liabilities:
Acquired intangible assets and other	$(23,975)	$(27,788)
Deferred tax liabilities	(23,975)	(27,788)
Deferred tax assets, net	$193,844	$201,522
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
The Company had a valuation allowance against deferred tax assets of $36.9 million at March 31, 2026, compared to $36.5 million at March 31, 2025. The Company had a valuation allowance of $36.8 million as of March 31, 2026 against deferred tax assets in the state of California, an increase from $36.4 million as of March 31, 2025 from activities during the year. The Company determined that it is more likely than not that the Company would not generate sufficient taxable income in the future to utilize such deferred tax assets.
Logitech International S.A. | Fiscal 2026 Form 10-K | 88

As of March 31, 2026, the Company had net operating loss carryforwards in Switzerland for income tax purposes of $30.8 million which will begin to expire in fiscal year 2028. The Company had net operating loss and tax credit carryforwards in the United States for income tax purposes of $0.4 million and $61.1 million, respectively, as of March 31, 2026. The net operating loss carryforwards in the United States relate to acquisitions and, as a result, are limited in the amount that can be utilized in any one year and have no expiration. The tax credit carryforwards will begin to expire in fiscal year 2027.
For the fiscal year ended March 31, 2026, individual jurisdictions are separately presented where the net amount of income taxes paid is equal to or greater than 5% of total income taxes paid. As the Company adopted ASU 2023-09 on a prospective basis, comparative jurisdictional information for prior periods is not presented.
The following table presents income taxes, including withholding taxes, paid, net of refunds received, disaggregated by federal, state, and foreign jurisdictions (in thousands):

Year Ended March 31,
2026
Switzerland - Federal	$19,028
Switzerland - Cantonal:
Vaud	$21,851
Zurich	116
Total Cantonal	$21,967
Foreign:
United States	$6,502
China	9,466
Japan	5,283
Brazil	5,059
Sweden	4,551
Other	14,497
Total Foreign	$45,358
Total	$86,353
For fiscal years ended March 31, 2025 and 2024, total income taxes paid, net of refunds received was $67.5 million and $50.9 million, respectively.
The Company has accumulated earnings in non-Swiss subsidiaries that are primarily intended to support operations outside of Switzerland. Deferred income taxes have not been recognized on a portion of these earnings with respect to Swiss income taxes and foreign withholding taxes, as such earnings are expected to be reinvested outside of Switzerland to fund local working capital requirements. If repatriated, the Company would generally be subject to foreign withholding taxes, which represent the primary source of incremental tax cost, and limited Swiss income tax, due to the Swiss participation exemption.
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
As of March 31, 2026 and 2025, the total amount of unrecognized tax benefits due to uncertain tax positions was $131.4 million and $152.0 million, respectively, all of which would affect the effective income tax rate if recognized.
As of March 31, 2026 and 2025, the Company had $86.3 million and $88.5 million, respectively, in non-current income taxes payable, including interest and penalties, related to the Company's income tax liability for uncertain tax positions.
Logitech International S.A. | Fiscal 2026 Form 10-K | 89

The aggregate changes in gross unrecognized tax benefits in fiscal years 2026, 2025 and 2024 were as follows (in thousands):

March 31, 2023	$191,000
Lapse of statute of limitations	(3,863)
Settlements with taxing authorities	41
Increases in balances related to tax positions taken during prior years	705
Increases in balances related to tax positions taken during the year	22,332
March 31, 2024	$210,215
Lapse of statute of limitations	(25,075)
Settlements with taxing authorities	(32,314)
Increases (decreases) in balances related to tax positions taken during prior years	(3,055)
Increases in balances related to tax positions taken during the year	2,213
March 31, 2025	$151,984
Lapse of statute of limitations	(23,176)
Increases (decreases) in balances related to tax positions taken during prior years	(1,120)
Increases in balances related to tax positions taken during the year	3,673
March 31, 2026	$131,361
The Company recognizes interest and penalties related to unrecognized tax positions as income tax expense. The Company recognized $3.1 million and $(0.6) million, in interest and penalties related to unrecognized tax positions in income tax expense during fiscal years 2026 and 2025, respectively. In 2025, the interest accrual was reduced in excess of the current year accrual build as a result of audit settlements and statute lapses. As of March 31, 2026 and 2025, the Company had $8.3 million and $7.2 million, respectively, of accrued interest and penalties related to uncertain tax positions.
The Company’s unrecognized tax benefits decreased by $20.6 million during the fiscal year ended March 31, 2026, primarily due to the expiration of the statutes of limitations for certain U.S. federal positions. In the United States, the federal and state tax agencies have the authority to examine periods prior to fiscal year 2022, to the extent allowed by law, but only to the extent tax attributes were generated, carried forward, and are being utilized in subsequent years. The statute of limitations in the United States otherwise lapsed for fiscal year 2022 in fiscal year 2026. The Company is under examination in several foreign tax jurisdictions. If the examinations are resolved unfavorably, there is a possibility they may have a negative impact on its results of operations. Although the Company has adequately provided for uncertain tax positions, the provisions on these positions may change as revised estimates are made or the underlying matters are settled or otherwise resolved.
Logitech International S.A. | Fiscal 2026 Form 10-K | 90

Note 8—Balance Sheet Components
The following table presents the components of certain balance sheet asset amounts as of March 31, 2026 and 2025 (in thousands):

	March 31,
	2026	2025
Accounts receivable, net:
Accounts receivable	$792,466	$708,693
Allowance for cooperative marketing arrangements	(49,964)	(44,457)
Allowance for customer incentive programs	(73,999)	(66,564)
Allowance for pricing programs	(144,800)	(105,876)
Other allowances	(17,836)	(37,250)
	$505,867	$454,546
Inventories:
Raw materials	$62,484	$48,699
Finished goods	427,464	455,048
	$489,948	$503,747
Other current assets:
Value-added tax ("VAT") receivables	$58,600	$46,332
Prepaid expenses and other assets	119,295	84,879
	$177,895	$131,211
Property, plant and equipment, net:
Plant, buildings and improvements	$93,023	$88,041
Equipment and tooling	350,869	324,007
Computer equipment	28,108	26,881
Software	103,961	95,829
	575,961	534,758
Less: accumulated depreciation and amortization	(470,964)	(429,889)
	104,997	104,869
Construction-in-process	8,750	6,337
Land	2,707	2,652
	$116,454	$113,858
Other assets:
Deferred tax assets	$192,083	$202,180
Right-of-use assets	71,531	75,239
Investments for deferred compensation plan	30,495	29,006
Investments in privately held companies	28,871	27,980
Other assets	16,095	9,672
	$339,075	$344,077

Logitech International S.A. | Fiscal 2026 Form 10-K | 91

The following table presents the components of certain balance sheet liability amounts as of March 31, 2026 and 2025 (in thousands):

	March 31,
	2026	2025
Accrued and other current liabilities:
Accrued customer marketing, pricing and incentive programs	$211,915	$173,401
Accrued personnel expenses	165,404	180,763
Deferred revenue (1)	38,652	25,798
Income taxes payable	37,843	26,841
VAT payable	36,292	29,648
Warranty liabilities	35,488	34,428
Accrued sales return liability	27,635	27,913
Accrued loss for inventory purchase commitments	18,167	19,614
Operating lease liabilities	17,044	15,780
Other current liabilities	193,550	152,317
	$781,990	$686,503
Other non-current liabilities:
Operating lease liabilities	$71,111	$76,622
Employee benefit plan obligations	61,066	57,338
Deferred revenue (1)	53,624	38,216
Obligation for deferred compensation plan	30,495	29,006
Warranty liabilities	14,754	14,756
Other non-current liabilities	6,849	5,574
	$237,899	$221,512
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
Logitech International S.A. | Fiscal 2026 Form 10-K | 92

The following table presents the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis, excluding assets related to the Company's defined benefit pension plans, classified by the level within the fair value hierarchy (in thousands):

	March 31, 2026			March 31, 2025
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$863,120	$—	$—	$852,467	$—	$—
Investments for deferred compensation plan included in other assets:
Cash	$60	$—	$—	$90	$—	$—
Common stock	902	—	—	540	—	—
Money market funds	4,553	—	—	7,359	—	—
Mutual funds	24,980	—	—	21,017	—	—
Total investments for deferred compensation plan	$30,495	$—	$—	$29,006	$—	$—

Currency derivative assets	$—	$5,486	$—	$—	$90	$—

Liabilities:
Currency derivative liabilities	$—	$94	$—	$—	$2,849	$—
Investments for Deferred Compensation Plan
The marketable securities for the Company's deferred compensation plan were recorded at a fair value of $30.5 million and $29.0 million as of March 31, 2026 and 2025, respectively, based on quoted market prices. Quoted market prices are observable inputs that are classified as Level 1 within the fair value hierarchy. Unrealized gains (losses) related to marketable securities for fiscal years 2026, 2025 and 2024 were not material and were included in other income (expense), net (see Note 6) and corresponding changes in the deferred compensation liability were included in operating expenses and cost of goods sold, in the Company's consolidated statements of operations.
Equity Method Investments
The Company has certain non-marketable investments included in other assets that are accounted for as equity method investments, with a carrying value of $19.1 million and $18.4 million as of March 31, 2026 and 2025, respectively. Income (loss) related to equity method investments for fiscal years 2026, 2025 and 2024 was not material and is included in other income (expense), net in the Company's consolidated statements of operations (see Note 6). There was no impairment of equity method investments during fiscal years 2026, 2025, and 2024.
Assets Measured at Fair Value on a Nonrecurring Basis
Financial Assets. The Company has certain equity investments without readily determinable fair values due to the absence of quoted market prices, the inherent lack of liquidity, and the fact that inputs used to measure fair value are unobservable and require management's judgment. When certain events or circumstances indicate that impairment may exist, the Company revalues the investments using various assumptions, including the financial metrics and ratios of comparable public companies. The carrying value is also adjusted for observable price changes with the same or similar security from the same issuer. The amount of these equity investments without readily determinable fair value included in other assets was $8.8 million as of March 31, 2026 and 2025. There was no impairment of these equity investments during fiscal year 2026. The impairment charges related to these investments were not material during fiscal years 2025 and 2024.
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
Logitech International S.A. | Fiscal 2026 Form 10-K | 93

Non-Financial Assets. Goodwill, intangible assets, and property, plant and equipment, are not required to be measured at fair value on a recurring basis. However, if the Company is required to evaluate these non-financial assets for impairment, whether due to certain triggering events or because of the required annual impairment test, and a resulting impairment is recorded to reduce the carrying value to the fair value, the non-financial assets are measured at fair value during such period. See Note 2 for additional information about how the Company tests various asset classes for impairment. During fiscal year 2024, the Company recorded impairment charges of $3.5 million related to intangible assets. There was no impairment of non-financial assets during fiscal years 2026 and 2025.
Note 10—Derivative Financial Instruments
 Under certain agreements with the respective counterparties to the Company's derivative contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, the Company presents its derivative assets and derivative liabilities on a gross basis. Based on maturity, derivative assets are included in other current assets or other assets and derivative liabilities are included in accrued and other current liabilities or other non-current liabilities on the consolidated balance sheets. See Note 9 for the fair values of the Company’s derivative instruments as of March 31, 2026 and 2025.
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
The notional amounts of foreign currency exchange contracts outstanding related to forecasted inventory purchases were $447.9 million and $74.6 million as of March 31, 2026 and 2025, respectively. The Company had $1.9 million of net gain related to its cash flow hedges included in accumulated other comprehensive loss as of March 31, 2026, which will be reclassified into earnings within the next twelve months.
The following table presents the amounts of gain (loss) on the Company's derivative instruments designated as hedging instruments for fiscal years 2026, 2025 and 2024 and their locations on its consolidated statements of operations and consolidated statements of comprehensive income (in thousands):

	Amount of Gain (Loss) Deferred as a Component of Accumulated Other Comprehensive Loss			Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Loss to Cost of Goods Sold
	2026	2025	2024	2026	2025	2024
Cash flow hedges	$(8,214)	$(703)	$1,109	$13,321	$(3,461)	$3,964
Logitech International S.A. | Fiscal 2026 Form 10-K | 94

Other Derivatives
The Company also enters into foreign currency exchange forward and swap contracts to reduce the short-term effects of currency exchange rate fluctuations on certain receivables or payables denominated in currencies other than the functional currencies of its subsidiaries. These contracts generally mature within approximately one month. The primary risk managed by using forward and swap contracts is the currency exchange rate risk. The gains or losses on these contracts are not material and are included in other income (expense), net in the consolidated statements of operations based on the changes in fair value. The notional amounts of these contracts outstanding as of March 31, 2026 and 2025 were $113.0 million and $131.8 million, respectively.
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
The following table summarizes the activities in the Company's goodwill balance (in thousands):

	Years Ended March 31,
	2026	2025
Beginning of the period	$463,230	$461,978
Effects of foreign currency translation	2,187	1,252
End of the period	$465,417	$463,230
The Company's acquired intangible assets were as follows (in thousands):

	March 31,
	2026			2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	$32,390	$(30,569)	$1,821	$32,390	$(28,675)	$3,715
Developed technology	107,550	(103,307)	4,243	107,421	(96,464)	10,957
Customer contracts/relationships	69,087	(63,021)	6,066	69,087	(58,646)	10,441
Effects of foreign currency translation	1,218	(962)	256	(620)	137	(483)
Total	$210,245	$(197,859)	$12,386	$208,278	$(183,648)	$24,630
For fiscal years 2026, 2025 and 2024, amortization expense for intangible assets was $13.3 million, $20.1 million and $21.7 million, respectively. The Company expects that annual amortization expense for fiscal years 2027, 2028, 2029 and 2030 will be $5.9 million, $4.3 million, $1.9 million, and $0.3 million, respectively. The remaining balance of the Company's intangible assets will be fully amortized by 2030.
Logitech International S.A. | Fiscal 2026 Form 10-K | 95

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
The Credit Agreement contains a maximum net debt to adjusted EBITDA ratio, compliance with which is a condition to the Company's ability to borrow. Borrowings under the Credit Agreement will bear interest at a rate determined by reference to benchmark rates plus an applicable spread (ranging from 0% to 1.5%) based on the Company's net leverage ratio or credit rating at the time of the borrowing. Undrawn balances available under the Credit Agreement are subject to commitment fees at the applicable rate determined by reference to the Company's net leverage ratio or credit rating. There has been no borrowing outstanding under the Credit Agreement as of March 31, 2026.
In addition, the Company had several uncommitted, unsecured bank lines of credit and letters of credit aggregating to $149.0 million and $172.2 million as of March 31, 2026 and 2025, respectively. There are no financial covenants under the lines of credit with which the Company must comply. There was no borrowing outstanding under the lines of credit as of March 31, 2026 and 2025. As of March 31, 2026 and 2025, the Company had outstanding bank guarantees of $2.1 million and $12.1 million, respectively.
Note 13—Commitments and Contingencies
Product Warranties
Changes in the Company's warranty liabilities for fiscal years 2026 and 2025 were as follows (in thousands):

	Years Ended March 31,
	2026	2025
Beginning of the period	$49,184	$44,654
Provision	37,617	44,876
Settlements	(37,411)	(40,316)
Effects of foreign currency translation	852	(30)
End of the period	$50,242	$49,184
Indemnifications
The Company indemnifies certain of its suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses, including reasonable attorneys' fees. As of March 31, 2026, no material amounts have been accrued for these indemnification provisions. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under its indemnification arrangements.
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
Logitech International S.A. | Fiscal 2026 Form 10-K | 96

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
Note 14—Shareholders' Equity
Share Capital
As of March 31, 2026, the Company's nominal share capital is CHF 40.2 million, consisting of 160,784,460 issued shares with a par value of CHF 0.25 each, of which 17,281,896 were held in treasury shares.
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

In September 2024, the Company's Board of Directors approved the cancellation of 4.1 million treasury shares, which were repurchased under the 2023 share repurchase program in fiscal year 2024 for an aggregate cost of $332.1 million. The cancellation became effective in the third quarter of fiscal year 2025, and as a result both the number of registered shares issued and the number of treasury shares decreased by 4.1 million shares. Upon cancellation of these shares, the Company deducted the par value from registered shares and reflected the excess of share repurchase cost over par value as a reduction to retained earnings.
Dividends
Pursuant to Swiss corporate law, the payment of dividends is limited to certain amounts of unappropriated retained earnings (approximately CHF 1,573.5 million, or USD equivalent of $1,966.6 million as of March 31, 2026) and is subject to shareholder approval.
Logitech International S.A. | Fiscal 2026 Form 10-K | 97

In May 2026, the Board of Directors recommended that the Company pay cash dividends for fiscal year 2026 of CHF 1.36 per share (USD equivalent of approximately $1.70 per share, which would result in a gross aggregate dividend of approximately $243.9 million, based on the exchange rate and shares outstanding, net of treasury shares, on March 31, 2026).
In September 2025, the Company paid gross cash dividends of CHF 1.26 (USD equivalent of $1.58) per common share, totaling $233.1 million on the Company's outstanding common shares. In September 2024, the Company paid cash dividends of CHF 1.16 (USD equivalent of $1.37) per common share, totaling $207.9 million on the Company’s outstanding common shares. In September 2023, the Company paid cash dividends of CHF 1.06 (USD equivalent of $1.16) per common share, totaling $182.3 million on the Company's outstanding common shares.
Any future dividends will be subject to the approval of the Company's shareholders.
Legal Reserves
Under Swiss corporate law, a minimum of 5% of the Company's annual net income must be retained in a legal reserve until this legal reserve equals 20% of the Company's issued and outstanding aggregate par value per share capital. These legal reserves represent an appropriation of retained earnings that are not available for distribution and totaled $12.0 million at March 31, 2026 (based on the exchange rate at March 31, 2026).
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
2023 Share Repurchase Program
In June 2023, the Company's Board of Directors approved a three-year share repurchase program, which allows the Company to use up to $1.0 billion to repurchase its shares. The 2023 share repurchase program enables the Company to repurchase shares for cancellation, as well as to support equity incentive plans or potential acquisitions. The Swiss Takeover Board approved the 2023 share repurchase program in July 2023 and the program became effective on July 28, 2023. In March 2025, the Company's Board of Directors approved an increase of $600.0 million to the 2023 share repurchase program, to an aggregate amount of $1.6 billion. The Swiss Takeover Board approved this increase in April 2025 and it became effective on April 2, 2025. As of March 31, 2026, $91.8 million was available for repurchase under the 2023 share repurchase program.
2026 Share Repurchase Program
In March 2026, the Company's Board of Directors approved a new three-year share repurchase program to repurchase shares up to an aggregate amount of $1.4 billion, or a maximum of 16,078,446 shares. The 2026 share repurchase program enables the Company to repurchase shares for cancellation, as well as to support equity incentive plans or potential acquisitions. The program became effective on May 8, 2026, following approval from the Swiss Takeover Board and the completion of the 2023 share repurchase program.
Logitech International S.A. | Fiscal 2026 Form 10-K | 98

The following table summarizes the Company's share repurchase activities for fiscal years 2026, 2025 and 2024 (in thousands):

	Years Ended March 31,
	2026	2025	2024
2023 Share Repurchase Program:
Number of shares repurchased (1)	6,167	6,679	4,459
Aggregate cost of shares repurchased (1) (2)	$557,043	$588,028	$364,639

2020 Share Repurchase Program:
Number of shares repurchased (3)	—	—	2,641
Aggregate cost of shares repurchased	$—	$—	$159,112
(1) In fiscal years 2026 and 2025, all shares were repurchased for cancellation. In fiscal year 2024, 4.1 million shares in an aggregate cost of $332.1 million were repurchased for cancellation and the remaining shares were repurchased to support equity incentive plans.
(2) Includes an aggregate cost of $40.8 million, $18.7 million, and $19.5 million, respectively, that was not yet paid as of March 31, 2026, 2025 and 2024.
(3) Shares were repurchased to support equity incentive plans.
Swiss law limits a company’s ability to hold or repurchase its own shares. The aggregate par value of all shares held in treasury by the Company and its subsidiaries may not exceed 10% of the share capital of the Company, which for the Company corresponds to approximately 16.1 million registered shares as of March 31, 2026. This limitation does not apply to shares repurchased for cancellation, due to the Board of Directors’ authority under the Company’s capital band set forth in the Company’s Articles of Incorporation. As of March 31, 2026, the Company had a total of 17.3 million shares held in treasury stock, which includes 4.7 million shares that have been repurchased for cancellation and 12.6 million shares that have been purchased to support equity incentive plans or potential acquisitions.
To the extent that the shares are repurchased to support equity incentive plans or potential acquisitions, the shares are repurchased on the ordinary trading line of the SIX Swiss Exchange and/or the Nasdaq Global Select Market. Shares repurchased for cancellation purposes are repurchased on a second trading line on the SIX Swiss Exchange. Shares may be repurchased from time to time on the open market or in privately negotiated transactions, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors and the program does not require the purchase of any minimum number of shares.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss were as follows (in thousands):

	Currency Translation Adjustment	Defined Benefit Plans	Deferred Hedging Gains (Losses)	Total
March 31, 2025	$(118,652)	$(25,276)	$(3,024)	$(146,952)
Other comprehensive income (loss)	24,496	3,532	5,107	33,135
March 31, 2026	$(94,156)	$(21,744)	$2,083	$(113,817)
Logitech International S.A. | Fiscal 2026 Form 10-K | 99

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
The following table presents segment revenue, gross profit, and net income for the periods presented:

	Years Ended March 31,
	2026	2025	2024
Net sales	$4,840,761	$4,554,900	$4,298,467
Less: Significant segment expenses
Cost of goods sold (1)	2,731,776	2,572,724	2,501,414
Marketing and selling (1)	774,098	774,036	694,530
Research and development (1)	293,317	288,828	269,407
General and administrative (1)	130,809	144,680	133,787
Less: other segment items
Share-based compensation expense	112,392	89,913	82,889
Amortization of intangible assets and acquisition-related costs	13,315	20,249	21,962
Interest income	(48,246)	(54,997)	(50,636)
Other (2)	6,781	12,595	23,518
Provision for income taxes	115,332	75,343	9,453
Net income	$711,187	$631,529	$612,143
(1) The difference between the amounts included in the table above and the amounts included in the consolidated statements of operations is related to share-based compensation expense (see Note 4).
(2) Includes restructuring charges, net, impairment of intangible assets, change in fair value of contingent consideration for business acquisition, and other income (expense), net, as applicable.
Sales by product category for fiscal years 2026, 2025 and 2024 were as follows (in thousands):

	Years Ended March 31,
	2026	2025	2024
Gaming (1)	$1,414,206	$1,338,467	$1,231,063
Keyboards & Combos	937,551	882,643	821,441
Pointing Devices	858,904	788,784	742,987
Video Collaboration	689,040	626,000	609,361
Webcams	326,172	315,520	325,225
Tablet Accessories	336,189	299,540	254,060
Headsets	179,825	179,710	168,478
Other (2)	98,874	124,236	145,852
Total Sales	$4,840,761	$4,554,900	$4,298,467
(1) Gaming includes streaming services revenue generated by Streamlabs.
(2) Other primarily consists of mobile speakers and PC speakers.
Logitech International S.A. | Fiscal 2026 Form 10-K | 100

Sales by geographic region (based on the customers' locations) for fiscal years 2026, 2025 and 2024 were as follows (in thousands):

	Years Ended March 31,
	2026	2025	2024
Americas	$1,955,191	$1,973,374	$1,896,258
EMEA	1,539,065	1,413,855	1,301,515
Asia Pacific	1,346,505	1,167,671	1,100,694
Total Sales	$4,840,761	$4,554,900	$4,298,467
Revenue from sales to customers in the United States represented 33%, 35% and 36% of sales in fiscal years 2026, 2025 and 2024, respectively. Revenue from sales to customers in Germany represented 12%, 12% and 14% of sales in fiscal years 2026, 2025 and 2024, respectively. Revenue from sales to customers in China represented 12%, 10% and 10% of sales in fiscal years 2026, 2025 and 2024, respectively. No other country represented more than 10% of sales during these periods presented herein. Revenue from sales to customers in Switzerland, the Company's country of domicile, represented 4%, 3%, and 2% of sales for fiscal year 2026, 2025 and 2024, respectively.
Property, plant and equipment, net (excluding software) and right-of-use assets by geographic region were as follows (in thousands):

	March 31,
	2026	2025
Americas	$59,103	$61,521
EMEA	48,119	47,874
Asia Pacific	65,089	60,710
Total	$172,311	$170,105
Property, plant and equipment, net (excluding software) and right-of-use assets in the United States and China were $57.6 million and $48.0 million, respectively, as of March 31, 2026. Property, plant and equipment, net (excluding software) and right-of-use assets in the United States and China were $60.0 million and $43.4 million, respectively, as of March 31, 2025. Property, plant and equipment, net (excluding software) and right-of-use assets in Switzerland, the Company's country of domicile, were $25.0 million and $24.1 million as of March 31, 2026 and 2025, respectively. No other countries represented more than 10% of the Company's total consolidated property, plant and equipment, net (excluding software) and right-of-use assets as of March 31, 2026 or 2025.
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
During the fourth quarter of fiscal year 2025, the Company initiated a restructuring plan to reorganize certain functions to enable increased productivity and efficiency. This plan resulted in charges related to employee severance and other termination benefits. The Company has substantially completed these restructuring activities as of March 31, 2026.
Logitech International S.A. | Fiscal 2026 Form 10-K | 101

The following table summarizes restructuring-related activities during fiscal years 2026, 2025 and 2024 (in thousands):

	Termination Benefits	Contract Termination and Other	Total
Accrued restructuring liability at March 31, 2023 (1)	$14,177	$5,357	$19,534
Charges, net	6,011	(2,145)	3,866
Cash payments	(18,375)	(1,757)	(20,132)
Accrued restructuring liability at March 31, 2024 (1)	$1,813	$1,455	$3,268
Charges, net	9,846	(231)	9,615
Cash payments	(2,562)	(241)	(2,803)
Accrued restructuring liability at March 31, 2025 (1)	$9,097	$983	$10,080
Charges, net	7,584	2,276	9,860
Cash payments	(13,558)	(2,299)	(15,857)
Accrued restructuring liability at March 31, 2026 (1)	$3,123	$960	$4,083
(1) The accrual balances are included in accrued and other current liabilities on the Company’s consolidated balance sheets.
Note 17 — Leases
The Company is a lessee in various non-cancelable operating leases, primarily real estate facilities for office space. As of March 31, 2026, the Company's lease arrangements are comprised of operating leases with various expiration dates through August 31, 2036. The lease term for all of the Company’s leases includes the non-cancelable period of the lease. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into the Company's determination of the duration of the lease arrangement. The Company's leases do not contain any material residual value guarantees.
The total operating lease costs including short-term lease costs were $19.1 million, $19.3 million and $19.5 million for the years ended March 31, 2026, 2025, and 2024, respectively. Total variable lease costs were not material during the years ended March 31, 2026, 2025 and 2024. The total operating and variable lease costs were included in cost of goods sold, marketing and selling, research and development, and general and administrative in the Company's consolidated statements of operations.
Supplemental cash flow information related to operating leases (in thousands):

	Years Ended March 31,
	2026	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$18,056	$16,847	$13,489
ROU assets obtained in exchange for operating lease liabilities	$6,902	$26,767	$8,593
Logitech International S.A. | Fiscal 2026 Form 10-K | 102

Future lease payments included in the measurement of operating lease liabilities as of March 31, 2026 for the following five fiscal years and thereafter are as follows (in thousands):

Years Ending March 31,
2027	$18,222
2028	14,786
2029	14,242
2030	12,261
2031	10,496
Thereafter	29,549
Total lease payments	$99,556
Less: imputed interest	(11,401)
Present value of lease liabilities	$88,155

Weighted-average lease terms and discount rates were as follows:

	Years Ended March 31,
	2026	2025
Weighted-average remaining lease terms (in years)	6.9	7.6
Weighted-average discount rate	3.6%	3.6%

Logitech International S.A. | Fiscal 2026 Form 10-K | 103

Schedule II
LOGITECH INTERNATIONAL S.A.
VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Years Ended March 31, 2026, 2025 and 2024 (in thousands)
The Company's Schedule II includes valuation and qualifying accounts related to allowances for doubtful accounts, sales returns, cooperative marketing arrangements, customer incentive programs, and pricing programs, for direct customers and tax valuation allowances. The Company also has sales incentive programs for indirect customers with whom it does not have a direct sales and receivable relationship. These programs are recorded as accrued liabilities and are not considered valuation or qualifying accounts.

	Balance at Beginning of Year	Charged (Credited) to Statement of Operations (1)	Claims and Adjustments Applied Against Allowances (1)	Balance at End of Year
Allowance for cooperative marketing arrangements:
2026	$44,457	$305,257	$(299,750)	$49,964
2025	$41,634	$257,940	$(255,117)	$44,457
2024	$40,495	$232,837	$(231,698)	$41,634
Allowance for customer incentive programs:
2026	$66,564	$368,668	$(361,233)	$73,999
2025	$60,027	$337,039	$(330,502)	$66,564
2024	$71,645	$299,351	$(310,969)	$60,027
Allowance for pricing programs:
2026	$105,876	$931,144	$(892,220)	$144,800
2025	$91,280	$760,024	$(745,428)	$105,876
2024	$98,822	$707,954	$(715,496)	$91,280
Other allowances:
2026	$37,250	$148,558	$(167,972)	$17,836
2025	$10,180	$170,495	$(143,425)	$37,250
2024	$10,232	$141,909	$(141,961)	$10,180
Tax valuation allowance:
2026	$36,537	$385	$—	$36,922
2025	$35,536	$1,000	$—	$36,537
2024	$30,766	$4,770	$—	$35,536

(1) The amounts for fiscal year 2024 include immaterial impacts from the business acquisitions during the year.

Logitech International S.A. | Fiscal 2026 Form 10-K | 104