Form 10-Q
period 2026-06-30
LOGITECH INTERNATIONAL S.A.
filed 2026-07-29
CIK 1032975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 15, 2026, there were 143,188,332 shares of the Registrant’s share capital outstanding.

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

Our fiscal year ends on March 31. Interim quarters are generally thirteen-week periods, each ending on a Friday of each quarter. The first quarter of fiscal year 2027 ended on June 26, 2026. The same quarter in the prior fiscal year ended on June 27, 2025. For purposes of presentation, we have indicated our quarterly periods end on the last day of the calendar quarter.
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

PART I — FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,
	2026	2025
Net sales	$1,227,234	$1,147,703
Cost of goods sold	618,599	666,592
Amortization of intangible assets	695	2,149
Gross profit	607,940	478,962

Operating expenses:
Marketing and selling	219,745	195,796
Research and development	84,623	74,587
General and administrative	43,525	41,797
Amortization of intangible assets and acquisition-related costs	926	2,646
Restructuring charges, net	570	2,042
Total operating expenses	349,389	316,868

Operating income	258,551	162,094
Interest income	14,099	11,229
Other income (expense), net	2,930	1,162
Income before income taxes	275,580	174,485
Provision for income taxes	39,883	28,470
Net income	$235,697	$146,015

Net income per share:
Basic	$1.64	$0.99
Diluted	$1.63	$0.98

Weighted average shares used to compute net income per share:
Basic	143,495	147,864
Diluted	145,038	149,053

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended June 30,
	2026	2025
Net income	$235,697	$146,015
Other comprehensive income (loss):
Currency translation gain (loss):
Currency translation gain (loss)	(1,739)	27,293
Defined benefit plans gain (loss), net of taxes:
Reclassification of amortization included in other income (expense), net	(163)	(157)
Hedging gain (loss), net of taxes:
Deferred hedging gain (loss)	2,129	(12,349)
Reclassification of hedging loss included in cost of goods sold	1,348	2,002
Total other comprehensive income (loss), net of taxes	1,575	16,789
Total comprehensive income	$237,272	$162,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	June 30, 2026	March 31, 2026
Assets
Current assets:
Cash and cash equivalents	$1,749,679	$1,741,546
Accounts receivable, net	668,497	505,867
Inventories	491,743	489,948
Other current assets	211,324	177,895
Total current assets	3,121,243	2,915,256
Non-current assets:
Property, plant and equipment, net	113,021	116,454
Goodwill	464,959	465,417
Other intangible assets, net	10,752	12,386
Other assets	324,090	339,075
Total assets	$4,034,065	$3,848,588
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$585,798	$530,983
Accrued and other current liabilities	764,666	781,990
Total current liabilities	1,350,464	1,312,973
Non-current liabilities:
Income taxes payable	92,547	86,322
Other non-current liabilities	239,309	237,899
Total liabilities	1,682,320	1,637,194
Commitments and contingencies (Note 10)
Shareholders’ equity:
Registered shares, CHF 0.25 par value Issued shares: 160,784 at June 30, 2026 and March 31, 2026	28,001	28,001
Additional paid-in capital	66,528	123,386
Shares in treasury, at cost Treasury shares: 17,218 and 17,282 at June 30, 2026 and March 31, 2026, respectively	(1,226,865)	(1,207,454)
Retained earnings	3,596,323	3,381,278
Accumulated other comprehensive loss	(112,242)	(113,817)
Total shareholders’ equity	2,351,745	2,211,394
Total liabilities and shareholders’ equity	$4,034,065	$3,848,588

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$235,697	$146,015
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,360	15,064
Amortization of intangible assets	1,621	4,795
(Gain) loss on investments	(557)	393
Share-based compensation expense	29,632	32,828
Deferred income taxes	13,872	12,113
Other	(2)	(25)
Changes in assets and liabilities:
Accounts receivable, net	(162,667)	(166,767)
Inventories	(707)	17,304
Other assets	(29,789)	(19,817)
Accounts payable	56,210	135,003
Accrued and other liabilities	6,038	(51,861)
Net cash provided by operating activities	166,708	125,045
Cash flows from investing activities:
Purchases of property, plant and equipment	(16,798)	(16,276)
Purchases of deferred compensation investments	(4,721)	(3,261)
Proceeds from sales of deferred compensation investments	4,586	1,738
Other investing activities	(214)	(301)
Net cash used in investing activities	(17,147)	(18,100)
Cash flows from financing activities:
Purchases of registered shares	(113,616)	(121,657)
Proceeds from exercises of stock options and purchase rights	8,607	3,262
Tax withholdings related to net share settlements of restricted stock units	(35,644)	(16,038)
Net cash used in financing activities	(140,653)	(134,433)
Effect of exchange rate changes on cash and cash equivalents	(775)	12,105
Net increase (decrease) in cash and cash equivalents	8,133	(15,383)
Cash and cash equivalents, beginning of the period	1,741,546	1,503,205
Cash and cash equivalents, end of the period	$1,749,679	$1,487,822

Supplementary Cash Flow Disclosures:
Non-cash investing and financing activities:
Property, plant and equipment purchased during the period and included in period end liability accounts	$10,790	$8,565
Right-of-use assets obtained in exchange for operating lease liabilities	$1,023	$1,221
Supplemental cash flow information:
Income taxes paid, net	$7,952	$28,772
The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except per share amounts)
(unaudited)

Three Months Ended June 30, 2026

			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
March 31, 2026	160,784	$28,001	$123,386	17,282	$(1,207,454)	$3,381,278	$(113,817)	$2,211,394
Total comprehensive income	—	—	—	—	—	235,697	1,575	237,272
Purchases of registered shares	—	—	—	926	(100,775)	—	—	(100,775)
Sales of shares upon exercise of stock options and purchase rights	—	—	(1,320)	(164)	13,563	(3,636)	—	8,607
Issuance of shares upon vesting of restricted stock units	—	—	(86,429)	(826)	67,801	(17,016)	—	(35,644)
Share-based compensation	—	—	30,891	—	—	—	—	30,891
June 30, 2026	160,784	$28,001	$66,528	17,218	$(1,226,865)	$3,596,323	$(112,242)	$2,351,745

Three Months Ended June 30, 2025

			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
March 31, 2025	168,994	$29,432	$82,591	20,485	$(1,464,912)	$3,627,261	$(146,952)	$2,127,420
Total comprehensive income	—	—	—	—	—	146,015	16,789	162,804
Purchases of registered shares	—	—	—	1,531	(124,135)	—	—	$(124,135)
Sales of shares upon exercise of stock options and purchase rights	—	—	(479)	(41)	3,741	—	—	$3,262
Issuance of shares upon vesting of restricted stock units	—	—	(51,447)	(532)	49,116	(13,707)	—	(16,038)
Share-based compensation	—	—	33,939	—	—	—	—	33,939
June 30, 2025	168,994	$29,432	$64,604	21,443	$(1,536,190)	$3,759,569	$(130,163)	$2,187,252

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

Basis of Presentation

The condensed consolidated financial statements include the accounts of Logitech and its subsidiaries. All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and therefore do not include all the information required by U.S. GAAP for complete financial statements. The condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2026, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on May 21, 2026.

In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of only normal and recurring adjustments, necessary and in all material aspects, for a fair statement of the results of operations, comprehensive income, financial position, cash flows and changes in shareholders' equity for the periods presented. Operating results for the three months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2027, or any future periods.

Changes in Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies during the three months ended June 30, 2026 compared with the significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

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

Risks and Uncertainties

Impacts of Macroeconomic, Geopolitical, and Other Factors on the Company's Business

As the Company conducts operations globally, its business has continued to be impacted by ongoing macroeconomic and geopolitical conditions. These conditions include changes in inflation, interest rate and foreign currency fluctuations, uncertainty in consumer and enterprise demand, tariff and trade policies, component availability, volatile energy prices and geopolitical tensions, including the armed conflicts in the Middle East.

In 2025, the United States introduced trade policy actions that increased import tariffs across a wide range of countries at various rates, with certain exemptions. On February 20, 2026, the U.S. Supreme Court invalidated certain import tariffs enacted in 2025 under the International Emergency Economic Powers Act ("IEEPA"). In May 2026, the U.S. Customs and Border Protection ("CBP") began issuing refunds to companies that had applied for IEEPA tariff refunds. The Company received a full refund of $61 million for these tariffs invalidated by the Supreme Court, including $15 million during the first quarter of fiscal year 2027 and $46 million subsequent to quarter end. The $61 million refund was recorded as a reduction of costs of goods sold in the Company's condensed consolidated statements of operations in the first quarter of fiscal year 2027. As of the end of the first quarter of fiscal year 2027, the $46 million refund approved by CBP, but not yet received, was recorded as other current assets in the Company’s condensed consolidated balance sheet. The Company recognizes tariff refunds when the gain is realized or realizable.

Following the U.S. Supreme Court ruling, the U.S. government introduced temporary tariffs for a 150-day period beginning February 24, 2026, which were subsequently invalidated by the U.S. Court of International Trade, but remained in effect pending appeal. In July 2026, the U.S. government announced new tariffs under Section 301 of U.S. trade laws which became effective on July 24, 2026 when the temporary tariffs expired. U.S. tariff policies and international trade arrangements continue to evolve and have had, and may continue to have, a significant impact on the Company's results of operations.

The Company has also been affected by the increases in demand for electronic components, including semiconductor chips, caused by the build out of new AI technologies and data centers, leading to shortages and rising prices for such components utilized in some of the Company's products. In addition, in late June 2026, one of the Company's semiconductor component suppliers experienced a serious incident at its manufacturing facilities, resulting in its temporary closure. The Company currently expects this facility closure will impact its ability to effectively meet demand for certain products in the second and third quarters of fiscal year 2027.

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

Recent Accounting Pronouncements Adopted

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 provides a practical expedient that permits entities to assume that current conditions as of the balance sheet date will remain unchanged over the remaining life of current accounts receivable and current contract assets when estimating the expected credit losses. The Company adopted ASU 2025-05 in the first quarter of fiscal year 2027 and the adoption did not have a material impact on the Company's consolidated financial statements.

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

Note 2 — Net Income Per Share

The following table summarizes the computations of basic and diluted net income per share for the three months ended June 30, 2026 and 2025 (in thousands, except per share amounts):

	Three Months Ended June 30,
	2026	2025
Net income	$235,697	$146,015

Shares used in net income per share computation:
Weighted average shares outstanding - basic	143,495	147,864
Effect of potentially dilutive equivalent shares	1,543	1,189
Weighted average shares outstanding - diluted	145,038	149,053

Net income per share:
Basic	$1.64	$0.99
Diluted	$1.63	$0.98

Share equivalents attributable to outstanding stock options, restricted stock units and employee share purchase plans totaling 0.8 million and 1.6 million for the three months ended June 30, 2026 and 2025, respectively, were excluded from the calculation of diluted net income per share because their effect would have been antidilutive. A small number of performance-based restricted stock units were not included in the diluted net income per share calculation because all necessary conditions had not been satisfied by the end of the respective period, and those shares were not issuable if the end of the reporting period were the end of the performance contingency period.

Note 3 — Employee Benefit Plans

Employee Share Purchase Plans and Stock Incentive Plans

As of June 30, 2026, the Company offers the 2006 Employee Share Purchase Plan (Non-U.S.), as amended and restated, the 1996 Employee Share Purchase Plan (U.S.), as amended and restated, and the 2006 Stock Incentive Plan, as amended and restated. Shares issued to employees as a result of purchases or exercises under these plans are generally issued from shares held in treasury stock.

The following table summarizes share-based compensation expense and total income tax benefit recognized for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025
Cost of goods sold	$2,182	$2,380
Marketing and selling	11,821	13,930
Research and development	6,597	6,351
General and administrative	9,032	10,167
Total share-based compensation expense	29,632	32,828
Income tax benefit	(8,843)	(4,906)
Total share-based compensation expense, net of income tax benefit	$20,789	$27,922

The income tax benefit in the respective periods primarily consisted of tax benefits related to the share-based compensation expense for the period and direct tax benefit realized, including net excess tax benefits recognized from share-based awards vested or exercised during the period.

Share-based compensation costs capitalized as part of inventory were $3.1 million and $2.8 million for the three months ended June 30, 2026 and 2025, respectively.

Defined Benefit Plans

Certain subsidiaries of the Company sponsor defined benefit pension plans or non-retirement post-employment benefits covering substantially all of their employees. Benefits are provided based on employees’ years of service and earnings, or in accordance with applicable employee benefit regulations. The Company’s practice is to fund amounts sufficient to meet the requirements set forth in the applicable employee benefit and tax regulations. The costs of $1.5 million and $1.7 million recorded for the three months ended June 30, 2026 and 2025, respectively, were primarily related to service costs.

Note 4 — Income Taxes

The Company is incorporated in Switzerland but operates in various countries with differing tax laws and rates. Further, a portion of the Company’s income before taxes and the provision for income taxes is generated outside of Switzerland.

The income tax provision for the three months ended June 30, 2026 was $39.9 million, based on an effective income tax rate of 14.5% of pre-tax income. The income tax provision for the same period ended June 30, 2025 was $28.5 million based on an effective income tax rate of 16.3% of pre-tax income.

The change in the effective income tax rate for the three months ended June 30, 2026, compared with the same period ended June 30, 2025, was primarily due to the change in the mix of income and losses in the various tax jurisdictions in which the Company operates and higher tax benefits from share-based compensation.

Following the enactment of the One Big Beautiful Bill Act ("OBBBA") on July 4, 2025, several corporate tax provisions became effective for the Company beginning in fiscal year 2027, including adjustments to domestic R&D expensing, bonus depreciation, and modified international frameworks. Based on the Company's evaluation of these provisions, the final impact of the OBBBA is expected to be de minimis for fiscal year 2027 and will not materially impact the consolidated financial statements or the effective tax rate.

For the three months ended June 30, 2026, the Company assessed its exposure to the OECD Pillar Two global minimum tax rules and the newly released OECD Administrative Guidance package. While the package's "Side-by-Side" System—designed to align the U.S. tax framework with Pillar Two—does not apply directly to the Company as a non-U.S. headquartered multinational, the broader guidance introduces a new permanent safe harbor and a one-year extension of the transitional Country-by-Country Reporting ("CbCR") safe harbor. Based on Qualified CbCR data, the Company expects that most jurisdictions in which it operates to continue qualifying for the transitional safe harbor. For the limited jurisdictions that do not qualify, the estimated top-up tax for fiscal year 2027 is expected to be de minimis and will not materially impact the consolidated financial statements or the effective tax rate. The Company continues to monitor ongoing legislative developments but does not anticipate a material change to its Pillar Two liability.

Note 5 — Balance Sheet Components

The following table presents the components of certain balance sheet asset amounts (in thousands):

	June 30, 2026	March 31, 2026
Accounts receivable, net:
Accounts receivable	$1,008,529	$792,466
Allowance for cooperative marketing arrangements	(59,924)	(49,964)
Allowance for customer incentive programs	(89,805)	(73,999)
Allowance for pricing programs	(172,875)	(144,800)
Other allowances	(17,428)	(17,836)
	$668,497	$505,867
Inventories:
Raw materials	$59,294	$62,484
Finished goods	432,449	427,464
	$491,743	$489,948
Other current assets:
Value-added tax ("VAT") receivables	$39,332	$58,600
Prepaid expenses and other assets	171,992	119,295
	$211,324	$177,895
Property, plant and equipment, net:
Property, plant and equipment	$588,900	$587,418
Less: accumulated depreciation and amortization	(475,879)	(470,964)
	$113,021	$116,454
Other assets:
Deferred tax assets	$176,159	$192,083
Right-of-use assets	68,798	71,531
Investments for deferred compensation plan	34,009	30,495
Investments in privately held companies	29,642	28,871
Other assets	15,482	16,095
	$324,090	$339,075

The following table presents the components of certain balance sheet liability amounts (in thousands):

	June 30, 2026	March 31, 2026
Accrued and other current liabilities:
Accrued customer marketing, pricing and incentive programs	$236,476	$211,915
Accrued personnel expenses	144,477	165,404
Income taxes payable	45,991	37,843
Deferred revenue (1)	41,306	38,652
Warranty liabilities	34,958	35,488
VAT payable	27,700	36,292
Accrued sales return liability	27,390	27,635
Operating lease liabilities	16,007	17,044
Accrued loss for inventory purchase commitments	15,667	18,167
Other current liabilities	174,694	193,550
	$764,666	$781,990
Other non-current liabilities:
Operating lease liabilities	$68,381	$71,111
Employee benefit plan obligations	59,862	61,066
Deferred revenue (1)	55,725	53,624
Obligation for deferred compensation plan	34,009	30,495
Warranty liabilities	14,321	14,754
Other non-current liabilities	7,011	6,849
	$239,309	$237,899
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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis, excluding assets related to the Company’s defined benefit pension plans, classified by the level within the fair value hierarchy (in thousands):

	June 30, 2026			March 31, 2026
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$892,792	$—	$—	$863,120	$—	$—
Investments for deferred compensation plan included in other assets:
Cash	$332	$—	$—	$60	$—	$—
Common stock	1,071	—	—	902	—	—
Money market funds	8,089	—	—	4,553	—	—
Mutual funds	24,517	—	—	24,980	—	—
Total investments for deferred compensation plan	$34,009	$—	$—	$30,495	$—	$—

Currency derivative assets	$—	$7,487	$—	$—	$5,486	$—

Liabilities:
Currency derivative liabilities	$—	$31	$—	$—	$94	$—

Investments for Deferred Compensation Plan

The marketable securities for the Company's deferred compensation plan were recorded at a fair value of $34.0 million and $30.5 million, as of June 30, 2026 and March 31, 2026, respectively, based on quoted market prices. Quoted market prices are observable inputs that are classified as Level 1 within the fair value hierarchy. Unrealized gains (losses) related to marketable securities for the three months ended June 30, 2026 and 2025 were not material and are included in other income (expense), net and corresponding changes in the deferred compensation liability were included in operating expenses and cost of goods sold, in the Company's condensed consolidated statements of operations.

Equity Method Investments

The Company has certain non-marketable investments included in other assets that are accounted for as equity method investments, with a carrying value of $19.8 million and $19.1 million as of June 30, 2026 and March 31, 2026, respectively. Income (loss) related to equity method investments for the three months ended June 30, 2026 and 2025 were not material and are included in other income (expense), net in the Company's condensed consolidated statements of operations. There was no impairment of equity method investments during the three months ended June 30, 2026 and 2025.

Assets Measured at Fair Value on a Nonrecurring Basis

Financial Assets

The Company has certain equity investments without readily determinable fair values due to the absence of quoted market prices, the inherent lack of liquidity, and the fact that inputs used to measure fair value are unobservable and require management's judgment. When certain events or circumstances indicate that impairment may exist, the Company revalues the investments using various assumptions, including the financial metrics and ratios of comparable public companies. The carrying value is also adjusted for observable price changes with the same or similar security from the same issuer. The amount of these equity investments without readily determinable fair value included in other assets was $8.8 million as of June 30, 2026 and March 31, 2026. There was no impairment of these equity investments during the three months ended June 30, 2026 and 2025.

Non-Financial Assets

Goodwill, intangible assets, and property, plant and equipment, are not required to be measured at fair value on a recurring basis. However, if the Company is required to evaluate these non-financial assets for impairment, whether due to certain triggering events or because of the required annual impairment test, and a resulting impairment is recorded to reduce the carrying value to the fair value, the non-financial assets are measured at fair value during such period. There was no impairment of non-financial assets during the three months ended June 30, 2026 and 2025.

Note 7 — Derivative Financial Instruments

Under certain agreements with the respective counterparties to the Company’s derivative contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, the Company presents its derivative assets and derivative liabilities on a gross basis. Based on maturity, derivative assets are included in other current assets or other assets and derivative liabilities are included in accrued and other current liabilities or other non-current liabilities on the condensed consolidated balance sheets. See Note 6 for the fair values of the Company’s derivative instruments as of June 30, 2026 and March 31, 2026.

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

The notional amounts of foreign currency exchange contracts outstanding related to forecasted inventory purchases were $413.9 million and $447.9 million as of June 30, 2026 and March 31, 2026, respectively. The Company had $5.9 million of net gain related to its cash flow hedges included in accumulated other comprehensive loss as of June 30, 2026, which will be reclassified into earnings within the next twelve months.

The following table presents the amounts of gain (loss) on the Company’s derivative instruments designated as hedging instruments for the three months ended June 30, 2026 and 2025 and their locations on its condensed consolidated statements of operations and condensed consolidated statements of comprehensive income (in thousands):

	Three Months Ended June 30,
	Amount of Gain (Loss) Deferred as a Component of Accumulated Other Comprehensive Loss		Amount of Loss Reclassified from Accumulated Other Comprehensive Loss to Cost of Goods Sold
	2026	2025	2026	2025
Cash flow hedges	$2,129	$(12,349)	$1,348	$2,002

Other Derivatives

The Company also enters into foreign currency exchange forward and swap contracts to reduce the short-term effects of currency exchange rate fluctuations on certain receivables or payables denominated in currencies other than the functional currencies of its subsidiaries. These contracts generally mature within approximately one month. The primary risk managed by using forward and swap contracts is the currency exchange rate risk. The gains or losses on these contracts are not material and are included in other income (expense), net, in the condensed consolidated statements of operations based on the changes in fair value. The notional amounts of these contracts outstanding as of June 30, 2026 and March 31, 2026 were $123.9 million and $113.0 million, respectively.

The fair value of all foreign currency exchange forward and swap contracts is determined based on observable market transactions of spot currency rates and forward rates. Cash flows from these contracts are classified as operating activities in the condensed consolidated statements of cash flows.

Note 8 — Goodwill and Other Intangible Assets

The Company conducts its impairment analysis of goodwill annually at December 31 or more frequently if changes in facts and circumstances indicate that it is more likely than not that the fair value of the Company’s reporting unit may be less than its carrying amount. There have been no triggering events identified affecting the valuation of goodwill and intangible assets during the three months ended June 30, 2026 and 2025.

The following table summarizes the activities in the Company’s goodwill balance (in thousands):

As of March 31, 2026	$465,417
Effects of foreign currency translation	(458)
As of June 30, 2026	$464,959

The Company's acquired intangible assets were as follows (in thousands):

	June 30, 2026			March 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	$32,390	$(30,857)	$1,533	$32,390	$(30,569)	$1,821
Developed technology	107,550	(103,963)	3,587	107,550	(103,307)	4,243
Customer contracts/relationships	69,087	(63,648)	5,439	69,087	(63,021)	6,066
Effects of foreign currency translation	1,130	(937)	193	1,218	(962)	256
Total	$210,157	$(199,405)	$10,752	$210,245	$(197,859)	$12,386

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

The Credit Agreement contains a maximum net debt to adjusted EBITDA ratio, compliance with which is a condition to the Company's ability to borrow. Borrowings under the Credit Agreement will bear interest at a rate determined by reference to benchmark rates plus an applicable spread (ranging from 0% to 1.5%) based on the

Company's net leverage ratio or credit rating at the time of the borrowing. Undrawn balances available under the Credit Agreement are subject to commitment fees at the applicable rate determined by reference to the Company's net leverage ratio or credit rating. There has been no borrowing outstanding under the Credit Agreement as of June 30, 2026.

In addition, the Company had several uncommitted, unsecured bank lines of credit and letters of credit aggregating to $151.2 million and $149.0 million as of June 30, 2026 and March 31, 2026, respectively. There are no financial covenants under the lines of credit with which the Company must comply. There was no borrowing outstanding under the lines of credit as of June 30, 2026 or March 31, 2026. As of June 30, 2026 and March 31, 2026, the Company had outstanding bank guarantees of $2.0 million and $2.1 million, respectively.

Note 10 — Commitments and Contingencies

Product Warranties

Changes in the Company’s warranty liabilities for the three months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended June 30,
	2026	2025
Beginning of the period	$50,242	$49,184
Provision	8,496	8,622
Settlements	(9,553)	(8,249)
Effects of foreign currency translation	94	649
End of the period	$49,279	$50,206

Indemnifications

The Company indemnifies certain of its suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of June 30, 2026, no material amounts have been accrued for these indemnification provisions. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under its indemnification arrangements.

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

Note 11 — Shareholders’ Equity

Share Capital

As of June 30, 2026, the Company's nominal share capital is CHF 40.2 million, consisting of 160,784,460 issued shares with a par value of CHF 0.25 each, of which 17,218,209 were held in treasury shares.

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

Share Repurchases

2023 Share Repurchase Program

In June 2023, the Company's Board of Directors approved a three-year share repurchase program, which allows the Company to use up to $1.0 billion to repurchase its shares. The 2023 share repurchase program enables the Company to repurchase shares for cancellation, as well as to support equity incentive plans or potential acquisitions. The Swiss Takeover Board approved the 2023 share repurchase program in July 2023 and the program became effective on July 28, 2023. In March 2025, the Company's Board of Directors approved an increase of $600.0 million to the 2023 share repurchase program, to an aggregate amount of $1.6 billion. The Swiss Takeover Board approved this increase in April 2025 and it became effective on April 2, 2025. The 2023 share repurchase program was completed in May 2026.

2026 Share Repurchase Program

In March 2026, the Company's Board of Directors approved a new, three-year share repurchase program to repurchase shares up to an aggregate amount of $1.4 billion, or a maximum of 16,078,446 shares. The 2026 share repurchase program enables the Company to repurchase shares for cancellation, as well as to support equity incentive plans or potential acquisitions. The program became effective on May 8, 2026, following approval from the Swiss Takeover Board. As of June 30, 2026, $1.3 billion was available for repurchase under the 2026 share repurchase program.

The following table summarizes the Company's share repurchase activities for the three months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended June 30,
	2026	2025
2023 Share Repurchase Program:
Number of shares repurchased (1)	—	1,531
Aggregate cost of shares repurchased (2)	$—	$124,135
2026 Share Repurchase Program:
Number of shares repurchased (1)	926	—
Aggregate cost of shares repurchased (2)	$100,775	$—
(1) All shares were repurchased for cancellation.
(2) Includes an aggregate cost of $28.0 million and $21.2 million, respectively, that was not yet paid as of June 30, 2026 and 2025.

Swiss law limits a company’s ability to hold or repurchase its own shares. The aggregate par value of all shares held in treasury by the Company and its subsidiaries may not exceed 10% of the share capital of the Company, which for the Company corresponds to approximately 16.1 million registered shares as of June 30, 2026. This limitation does not apply to shares repurchased for cancellation, due to the Board of Directors’ authority under the Company’s capital band set forth in the Company’s Articles of Incorporation. As of June 30, 2026, the Company had a total of 17.2 million shares held in treasury stock, which includes 5.6 million shares that have been repurchased for cancellation and 11.6 million shares that have been purchased to support equity incentive plans or potential acquisitions.

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

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	Currency Translation Adjustment	Defined Benefit Plans	Deferred Hedging Gains	Total
March 31, 2026	$(94,156)	$(21,744)	$2,083	$(113,817)
Other comprehensive income (loss), net of taxes	(1,739)	(163)	3,477	1,575
June 30, 2026	$(95,895)	$(21,907)	$5,560	$(112,242)

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

The following table presents segment revenue, significant segment expenses, and net income for the periods presented (in thousands):

	Three Months Ended June 30,
	2026	2025
Net sales	$1,227,234	$1,147,703
Less: Significant segment expenses
Cost of goods sold (1)	616,417	664,212
Marketing and selling (1)	207,924	181,866
Research and development (1)	78,026	68,236
General and administrative (1)	34,493	31,630
Less: other segment items
Share-based compensation expense	29,632	32,828
Amortization of intangible assets and acquisition-related costs	1,621	4,795
Interest income	(14,099)	(11,229)
Other (2)	(2,360)	880
Provision for income taxes	39,883	28,470
Net income	$235,697	$146,015
(1) The difference between the amounts included in the table above and the amounts included in the condensed consolidated statements of operations is related to share-based compensation expense (see Note 3).
(2) Includes restructuring charges, net, and other income (expense), net.

Sales by product category for the three months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended June 30,
	2026	2025
Gaming (1)	$354,230	$315,875
Keyboards & Combos	227,798	222,492
Pointing Devices	227,312	195,780
Video Collaboration	185,260	166,716
Webcams	76,581	84,374
Tablet Accessories	89,395	91,227
Headsets	44,133	45,523
Other (2)	22,525	25,716
Total Sales	$1,227,234	$1,147,703
(1) Gaming includes streaming services revenue generated by Streamlabs.
(2) Other primarily consists of mobile speakers and PC speakers.

Sales by geographic region (based on the customers’ locations) for the three months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended June 30,
	2026	2025
Americas	$515,916	$461,690
EMEA	343,732	346,840
Asia Pacific	367,586	339,173
Total Sales	$1,227,234	$1,147,703

Revenue from sales to customers in the United States, China and Germany each represented 10% or more of the total consolidated sales for each of the three months ended June 30, 2026 and 2025. No other countries represented 10% or more of the Company’s total consolidated sales for the periods presented herein.

Switzerland, the Company’s country of domicile, represented 3% of the Company's total consolidated sales for each of the three months ended June 30, 2026 and 2025.

Three customers of the Company each represented 10% or more of the total consolidated gross sales for each of the three months ended June 30, 2026 and 2025.

Property, plant and equipment, net (excluding software) and right-of-use assets by geographic region were as follows (in thousands):

	June 30, 2026	March 31, 2026
Americas	$57,167	$59,103
EMEA	46,765	48,119
Asia Pacific	62,260	65,089
Total	$166,192	$172,311

Property, plant and equipment, net (excluding software) and right-of-use assets in the United States and China, were $55.6 million and $45.4 million, respectively, as of June 30, 2026. Property, plant and equipment, net (excluding software) and right-of-use assets in the United States and China were $57.6 million and $48.0 million, respectively, as of March 31, 2026.

Property, plant and equipment, net (excluding software) and right-of-use assets in Switzerland, the Company’s country of domicile, were $24.3 million and $25.0 million as of June 30, 2026 and March 31, 2026, respectively. No other countries represented more than 10% of the Company’s total property, plant and equipment, net (excluding software) and right-of-use assets as of June 30, 2026 or March 31, 2026.

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
•The impact of the incident in the manufacturing facilities of one of our semiconductor suppliers;
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

Forward-looking statements also include, among others, those statements including the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “predict,” “should,” “will,” and similar language. These statements reflect our views and assumptions as of the date of this Quarterly Report on Form 10-Q. All forward-looking statements involve risks and uncertainties that could cause our actual performance to differ materially from those anticipated in the forward-looking statements depending on a variety of factors. Important information as to these factors can be found in this Quarterly Report on Form 10-Q under the headings of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Company Overview,” “Critical Accounting Estimates,” and “Liquidity and Capital Resources,” among others. Factors that might cause or contribute to such differences include, but are not limited to, those discussed under Part II, Item 1A “Risk Factors” as well as elsewhere in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended March 31, 2026, and in our other filings with the U.S. Securities and Exchange Commission, or “SEC.” You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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
Impacts of Macroeconomic, Geopolitical, and Other Factors on our Business
As we conduct operations globally, our business has continued to be impacted by ongoing macroeconomic and geopolitical conditions. These conditions include changes in inflation, interest rate and foreign currency fluctuations, uncertainty in consumer and enterprise demand, tariff and trade policies, component availability, volatile energy prices and geopolitical tensions, including the armed conflicts in the Middle East.
In 2025, the United States introduced trade policy actions that increased import tariffs across a wide range of countries at various rates, with certain exemptions. In February 2026, the U.S. Supreme Court issued a decision invalidating certain tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA"). In May 2026, the U.S. Customs and Border Protection ("CBP") began issuing refunds to companies that had applied for IEEPA tariff refunds. We received a full refund of $61 million for these tariffs invalidated by the Supreme Court, including $15 million during the first quarter of fiscal year 2027 and $46 million subsequent to quarter end. The $61 million refund was recorded as a reduction of cost of goods sold in our condensed consolidated statements of operations in the first quarter of fiscal year 2027.
Following the U.S. Supreme Court ruling, the U.S. government introduced temporary tariffs for a 150-day period beginning February 24, 2026, which were subsequently invalidated by the U.S. Court of International Trade, but remained in effect pending appeal. In July 2026, the U.S. government announced new tariffs under Section 301 of U.S. trade laws which became effective on July 24, 2026 when the temporary tariffs expired. U.S. tariff policies and international trade arrangements continue to evolve and have had, and may continue to have, a significant impact on our results of operations.
We have also been affected by the increases in demand for electronic components, including semiconductor chips, caused by the build out of new AI technologies and data centers, leading to shortages and rising prices for such components utilized in some of our products. In addition, in late June 2026, one of our semiconductor component suppliers experienced a serious incident at its manufacturing facilities, resulting in its temporary closure. We currently expect this facility closure will impact our ability to effectively meet demand for certain products in the second and third quarters of fiscal year 2027.
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
While we believe we will further benefit from these secular trends, we have experienced and will continue to experience challenges that impact our business and financial results. These challenges include (i) uncertainty in tariffs on goods imported into the U.S. and responsive policies enacted by other countries, (ii) uncertainty in supply and pricing of electronic components including semiconductor chips, (iii) the macroeconomic environment, including inflation, interest rate and foreign currency fluctuations, volatile energy prices, and geopolitical tensions, and (iv) the uncertainty of overall consumer and enterprise demand.
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
Summary of Financial Results
Our sales were $1,227.2 million for the three months ended June 30, 2026, an increase of 7% compared to $1,147.7 million for the three months ended June 30, 2025, primarily due to an increase in sales of Gaming, Pointing Devices, and Video Collaboration as well as favorable changes in foreign currency exchange rates.
Sales for the three months ended June 30, 2026 increased 12% and 8% in the Americas and Asia Pacific regions, respectively, and decreased 1% in the EMEA region, compared to the three months ended June 30, 2025.
Gross margin was 49.5% for the three months ended June 30, 2026 and increased by 780 basis points from 41.7% for the three months ended June 30, 2025, primarily driven by a benefit from tariff refunds, favorable foreign currency exchange rate changes, favorable product mix and product cost reduction, partially offset by investment in strategic promotions.

Operating expenses for the three months ended June 30, 2026 were $349.4 million, or 28.5% of sales, compared to $316.9 million, or 27.6% of sales, for the three months ended June 30, 2025, primarily driven by increases in marketing and selling expenses and research and development expenses.
We had an income tax provision of $39.9 million and $28.5 million for the three months ended June 30, 2026 and June 30, 2025, respectively.
Net income for the three months ended June 30, 2026 was $235.7 million, compared to $146.0 million for the three months ended June 30, 2025.
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
We believe that the assumptions, judgments and estimates involved in the accounting for accruals for customer incentives and related breakage, accrued sales return liability, inventory valuation, and uncertain tax positions have the greatest potential impact on our condensed consolidated financial statements. These areas are key components of our results of operations and are based on complex rules requiring us to make judgments and estimates, and consequently, we consider these to be our critical accounting estimates.
There have been no material changes in our critical accounting estimates during the three months ended June 30, 2026 compared with the critical accounting estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026.
New Accounting Pronouncements
Refer to Note 1 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for new accounting pronouncements adopted and to be adopted.
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
Results of Operations

Net Sales

Our sales for the three months ended June 30, 2026 increased 7%, compared to the three months ended June 30, 2025, primarily due to an increase in sales for Gaming, Pointing Devices, and Video Collaboration as well as favorable changes in foreign currency exchange rates. If currency exchange rates had been constant in the three months ended June 30, 2026 and 2025, our sales growth rate in constant currency would have been 5%.

Sales Denominated in Other Currencies

Although our financial results are reported in U.S. Dollars, a portion of our sales was generated in currencies other than the U.S. Dollar, such as the Euro, Chinese Renminbi, Japanese Yen, Australian Dollar, Canadian Dollar, Pound Sterling and New Taiwan Dollar. During the three months ended June 30, 2026, approximately 52% of our sales were denominated in currencies other than the U.S. Dollar.

Sales by Region

The following table presents the change in sales by region for the three months ended June 30, 2026, compared with the three months ended June 30, 2025:

	Sales Growth Rate	Constant Dollar Sales Growth Rate
	Three Months Ended June 30, 2026	Three Months Ended June 30, 2026
Americas	12%	11%
EMEA	(1)%	(4)%
Asia Pacific	8%	5%

Americas:

The increase in sales in the Americas region for the three-month period presented above was primarily driven by an increase in sales for Gaming, Keyboards & Combos, and Pointing Devices.

EMEA:

The decrease in sales in the EMEA region for the three-month period presented above was primarily driven by a decrease in sales for Keyboards & Combos, Webcams, and Headsets, partially offset by an increase in sales for Video Collaboration and Tablet Accessories. Sales in the EMEA region were negatively impacted by the conflict in the Middle East and an overall market decline.

Asia Pacific:

The increase in sales in the Asia Pacific region for the three-month period presented above was primarily driven by an increase in sales for Gaming and Pointing Devices, partially offset by a decrease in sales for Tablet Accessories.

Sales by Product Category

Sales by product category for the three months ended June 30, 2026 and 2025 were as follows (Dollars in thousands):

	Three Months Ended June 30,
	2026	2025	Change
Gaming (1)	$354,230	$315,875	12%
Keyboards & Combos	227,798	222,492	2
Pointing Devices	227,312	195,780	16
Video Collaboration	185,260	166,716	11
Webcams	76,581	84,374	(9)
Tablet Accessories	89,395	91,227	(2)
Headsets	44,133	45,523	(3)
Other (2)	22,525	25,716	(12)
Total Sales	$1,227,234	$1,147,703	7%
(1) Gaming includes streaming services revenue generated by Streamlabs.
(2) Other primarily consists of mobile speakers and PC speakers.

Gaming

Our Gaming category includes PC gaming (mice, headsets, keyboards), steering wheels, console gaming headsets, microphones and Streamlabs services.

Sales of Gaming increased 12% for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily driven by an increase in sales of PC gaming mice, particularly PRO X2 SUPERSTRIKE launched in the fourth quarter of fiscal year 2026, as well as an increase in sales of steering wheels.

Keyboards & Combos

Our Keyboards & Combos category includes PC keyboards and keyboard/mice combo products.

Sales of Keyboards & Combos increased 2% for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily driven by an increase in sales of wireless keyboards, partially offset by a decrease in sales of wired keyboards. The increase in sales for the three-month period was primarily driven by an increase in the Americas region, partially offset by a decrease in sales in the EMEA region.

Pointing Devices

Our Pointing Devices category includes PC- and Mac-related mice including trackballs, and presentation tools.

Sales of Pointing Devices increased 16% for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily driven by an increase in sales of wireless mice, particularly MX Master 4 launched in the third quarter of fiscal year 2026. A continued mix shift to premium products in our portfolio contributed to sales growth in this category.

Video Collaboration

Our Video Collaboration category includes Logitech’s conference room cameras, which combine affordable enterprise-quality audio and high definition 4K video to bring video conferencing to a variety of room sizes.

Sales of Video Collaboration increased 11% for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to an increase in sales of conference room cameras.

Webcams

Our Webcams category includes webcams and streaming cameras. Our webcams turn any desktop into an instant collaboration space.

Sales of Webcams decreased 9% for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to a decrease in sales in the EMEA region.

Tablet Accessories

Our Tablet Accessories category primarily includes tablet keyboards.

Sales of Tablet Accessories decreased 2% for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to a decrease in sales in the Asia Pacific region, partially offset by an increase in sales in the EMEA region. The decline in Asia Pacific was primarily due to a large education deal in the prior year.

Headsets

Our Headsets category includes headsets, in-ear headphones, and premium wireless earbuds.

Sales of Headsets decreased 3% for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to a decrease in sales in the EMEA region, partially offset by an increase in sales in the Americas region.

Other

Our Other category primarily consists of mobile speakers and PC speakers.

Sales in Other category decreased 12% for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily driven by a decrease in sales of mobile speakers.

Gross Profit

Gross profit for the three months ended June 30, 2026 and 2025 was as follows (Dollars in thousands):

	Three Months Ended June 30,
	2026	2025	Change
Net sales	$1,227,234	$1,147,703	7%
Gross profit	$607,940	$478,962	27%
Gross margin	49.5%	41.7%

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
Gross margin was 49.5% for the three months ended June 30, 2026 and increased by 780 basis points from 41.7% for the three months ended June 30, 2025, primarily driven by a benefit from tariff refunds, favorable foreign currency exchange rate changes, favorable product mix and product cost reduction, partially offset by investment in strategic promotions. We recognized $61 million of tariff refunds in our first quarter of fiscal year 2027, of which $15 million was received in cash within the quarter and $46 million was received subsequent to quarter end.

Operating Expenses

Operating expenses for the three months ended June 30, 2026 and 2025 were as follows (Dollars in thousands):

	Three Months Ended June 30,
	2026	2025
Marketing and selling	$219,745	$195,796
% of sales	17.9%	17.1%
Research and development	84,623	74,587
% of sales	6.9%	6.5%
General and administrative	43,525	41,797
% of sales	3.6%	3.6%
Amortization of intangible assets and acquisition-related costs	926	2,646
% of sales	0.1%	0.2%
Restructuring charges, net	570	2,042
% of sales	—%	0.2%
Total operating expenses	$349,389	$316,868
% of sales	28.5%	27.6%
The increase in total operating expenses during the three months ended June 30, 2026, compared to the three months ended June 30, 2025, was primarily driven by increases in marketing and selling expenses and research and development expenses.

Marketing and Selling

Marketing and selling expenses consist of personnel and related overhead costs, corporate and product marketing, advertising, trade shows, technical support for customer experiences and facilities costs.

During the three months ended June 30, 2026, marketing and selling expenses increased $23.9 million, compared to the three months ended June 30, 2025, primarily driven by strategic marketing investments across our product portfolio.

Research and Development

Research and development expenses consist of personnel and related overhead costs, fees for contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.

During the three months ended June 30, 2026, research and development expenses increased $10.0 million, compared to the three months ended June 30, 2025, primarily driven by increased investment in product innovation.

General and Administrative

General and administrative expenses primarily consist of personnel and related overhead costs, information technology, and facilities costs for the infrastructure functions such as finance, information systems, executives, human resources and legal.

During the three months ended June 30, 2026, general and administrative expenses remained relatively flat, compared to the three months ended June 30, 2025.

Amortization of Intangible Assets and Acquisition-Related Costs

Amortization of intangible assets consists of amortization of acquired intangible assets, including developed technology, customer relationships, and trademarks and trade names. Acquisition-related costs include legal expenses, due diligence costs, and other professional costs incurred for business acquisitions.

During the three months ended June 30, 2026, amortization of intangible assets and acquisition-related costs decreased $1.7 million, compared to the three months ended June 30, 2025, driven by full amortization of certain intangible assets.

Restructuring Charges, Net

The restructuring charges, net, for the three months ended June 30, 2026 and June 30, 2025 were related to costs incurred as a result of our restructuring plan initiated during the fourth quarter of fiscal year 2025, which was substantially completed in fiscal 2026.

Interest Income

Interest income for the three months ended June 30, 2026 and 2025 was as follows (in thousands):

	Three Months Ended June 30,
	2026	2025
Interest income	$14,099	$11,229

We invest in highly liquid instruments with an original maturity of three months or less at the date of purchase, which are classified as cash equivalents. During the three months ended June 30, 2026, interest income increased $2.9 million, compared to the three months ended June 30, 2025, primarily driven by interest income associated with IEEPA tariff refunds.

Other Income (Expense), Net

Other income (expense), net, for the three months ended June 30, 2026 and 2025 was as follows (in thousands):

	Three Months Ended June 30,
	2026	2025
Investment gain related to the deferred compensation plan	$3,254	$2,060
Currency exchange loss, net	(2,190)	(2,003)
Gain (loss) on investments, net	557	(393)
Non-service cost net pension income and other	1,309	1,498
Total	$2,930	$1,162

Investment gain related to the deferred compensation plan represents earnings, gains, and losses on marketable securities related to a deferred compensation plan offered by one of our subsidiaries. The increase in investment gain for three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily relates to the change in market performance of the underlying securities.

Currency exchange loss, net, relates to balances denominated in currencies other than the functional currency in our subsidiaries, as well as the sale of currencies, and gains or losses recognized on currency exchange forward contracts. We do not speculate in currency positions, but we are alert to opportunities to maximize currency exchange gains and minimize currency exchange losses. The loss for the three months ended June 30, 2026 was primarily due to fluctuations in currency exchange rates of the Chinese Renminbi and Swiss Franc against the U.S. Dollar. The loss for the three months ended June 30, 2025 was primarily due to fluctuations in the currency exchange rates of the Swiss Franc and New Taiwan dollar against the U.S. Dollar.

Gain (loss) on investments, net, includes unrealized gain (loss) from the change in fair value of investments, income (loss) on equity-method investments and impairment of investments during the periods presented, as applicable. The gain (loss) on investments, net, for the three months ended June 30, 2026 and 2025 were not material.

During the three months ended June 30, 2026, non-service cost net pension income and other remained relatively flat, compared to the three months ended June 30, 2025.

Provision for Income Taxes

The provision for income taxes and effective income tax rates for the three months ended June 30, 2026 and 2025 were as follows (Dollars in thousands):

	Three Months Ended June 30,
	2026	2025
Provision for income taxes	$39,883	$28,470
Effective income tax rate	14.5%	16.3%

The change in the effective income tax rate for the three months ended June 30, 2026, compared with the three months ended June 30, 2025, was primarily due to the change in the mix of income and losses in the various tax jurisdictions in which we operate and higher tax benefits from share-based compensation.

Following the enactment of the One Big Beautiful Bill Act ("OBBBA") on July 4, 2025, several corporate tax provisions became effective for us beginning in fiscal year 2027, including adjustments to domestic R&D expensing, bonus depreciation, and modified international frameworks. Based on our evaluation of these provisions, the final impact of the OBBBA is expected to be de minimis for fiscal year 2027 and will not materially impact our consolidated financial statements or effective tax rate.

For the three months ended June 30, 2026, we assessed our exposure to the OECD Pillar Two global minimum tax rules and the newly released OECD Administrative Guidance package. While the package's "Side-by-Side" System—designed to align the U.S. tax framework with Pillar Two—does not apply directly to us as a non-U.S. headquartered multinational, the broader guidance introduces a new permanent safe harbor and a one-year extension of the transitional Country-by-Country Reporting ("CbCR") safe harbor. Based on Qualified CbCR data, we expect most jurisdictions in which we operate to continue qualifying for the transitional safe harbor. For the limited jurisdictions that do not qualify, the estimated top-up tax for fiscal year 2027 is expected to be de minimis and will not materially impact our consolidated financial statements or effective tax rate. We continue to monitor ongoing legislative developments but do not anticipate a material change to our Pillar Two liability.

Liquidity and Capital Resources

Cash Balances, Available Borrowings, and Capital Resources

As of June 30, 2026, we had cash and cash equivalents of $1,749.7 million, compared with $1,741.5 million as of March 31, 2026. Our cash and cash equivalents consist of bank demand deposits, short-term time deposits, and U.S. Treasury securities, of which 65% was held in the United States, 17% was held in Switzerland and 9% was held in China (including Hong Kong). We do not expect to incur any material adverse tax impact except for what has already been recognized, or to be significantly inhibited by any country in which we do business, from the repatriation of funds to Switzerland, our country of domicile.

As of June 30, 2026, our working capital was $1,770.8 million, compared to $1,602.3 million as of March 31, 2026. The increase was primarily driven by an increase in accounts receivable and other current assets, partially offset by an increase in accounts payable.

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

The Credit Agreement contains a maximum net debt to adjusted EBITDA ratio, compliance with which is a condition to our ability to borrow. Borrowings under the Credit Agreement will bear interest at a rate determined by reference to benchmark rates plus an applicable spread (ranging from 0% to 1.5%) based on our net leverage ratio or credit rating at the time of the borrowing. Undrawn balances available under the Credit Agreement are subject to commitment fees at the applicable rate determined by reference to our net leverage ratio or credit rating. There has been no borrowing outstanding under the Credit Agreement as of June 30, 2026.

In addition, we had several uncommitted, unsecured bank lines of credit and letters of credit aggregating to $151.2 million as of June 30, 2026. There are no financial covenants under these lines of credit with which we must comply. There was no borrowing outstanding under these lines of credit as of June 30, 2026. As of June 30, 2026, we had outstanding bank guarantees of $2.0 million.
Key Working Capital Metrics
The following table presents selected financial information and statistics as of and for the three months ended June 30, 2026 and 2025 (Dollars in thousands):

	As of June 30,
	2026	2025
Accounts receivable, net	$668,497	$636,523
Accounts payable	$585,798	$549,936
Inventories	$491,743	$499,770
Days sales in accounts receivable (“DSO”) (Days)(1)	49	50
Days accounts payable outstanding (“DPO”) (Days)(2)	85	74
Inventory turnover (“ITO”) (x)(3)	5.0	5.4
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

DSO for the three months ended June 30, 2026 decreased by 1 day to 49 days, compared to 50 days for the three months ended June 30, 2025, primarily due to timing of sales and collections within the quarter.

DPO for the three months ended June 30, 2026 increased by 11 days to 85 days, compared to 74 days for the three months ended June 30, 2025, primarily due to the reduction in cost of goods sold resulting from refunds of IEEPA tariffs and higher inventory purchases to align with improved demand.

ITO for the three months ended June 30, 2026 decreased by 0.4 to 5.0, compared to 5.4 for the three months ended June 30, 2025, primarily due to the reduction in cost of goods sold resulting from refunds of IEEPA tariffs.

If we are not successful in launching and phasing in our new products, or market competition increases, or we are not able to sell the new products at the prices planned, it could have a material impact on our sales, gross profit, operating results including operating cash flow, and inventory turnover in the future.

Cash Flow Activities
The following table summarizes our condensed consolidated statements of cash flows (in thousands):

	Three Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$166,708	$125,045
Net cash used in investing activities	(17,147)	(18,100)
Net cash used in financing activities	(140,653)	(134,433)
Effect of exchange rate changes on cash and cash equivalents	(775)	12,105
Net increase (decrease) in cash and cash equivalents	$8,133	$(15,383)

For the three months ended June 30, 2026, net cash provided by operating activities was $166.7 million resulting from net income of $235.7 million, a favorable impact from adding back non-cash expenses totaling $61.9 million, offset by an unfavorable net change in operating assets and liabilities of $130.9 million. Non-cash adjustments were primarily related to share-based compensation expenses, depreciation and amortization, and deferred income taxes. The increase in accounts receivable, net, was primarily driven by higher sales as well as timing of sales and collections within the quarter. The increase in accounts payable was driven by higher inventory purchases to align with demand, as well as the timing of purchases during the quarter.

For the three months ended June 30, 2026, net cash used in investing activities was $17.1 million, primarily resulting from $16.8 million of purchases of property, plant, and equipment.

For the three months ended June 30, 2026, net cash used in financing activities was $140.7 million, primarily resulting from payment for repurchases of our registered shares of $113.6 million.

For the three months ended June 30, 2026, the effect of exchange rate changes on cash and cash equivalents was not material.

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

In June 2023, our Board of Directors approved a three-year share repurchase program, which allows us to use up to $1.0 billion to repurchase our shares. The 2023 share repurchase program enables us to repurchase shares for cancellation, as well as to support equity incentive plans or potential acquisitions. The Swiss Takeover Board approved the 2023 share repurchase program in July 2023 and the program became effective on July 28, 2023. In March 2025, our Board of Directors approved an increase of $600.0 million to the 2023 share repurchase program, to an aggregate amount of $1.6 billion. The 2023 share repurchase program was completed in May 2026.

In March 2026, our Board of Directors approved a new, three-year share repurchase program to repurchase shares up to an aggregate amount of $1.4 billion, or a maximum of 16,078,446 shares. The 2026 share repurchase program enables us to repurchase shares for cancellation, as well as to support equity incentive plans or potential acquisitions. The program became effective on May 8, 2026, following approval from the Swiss Takeover Board. During the three months ended June 30, 2026, we repurchased 0.9 million shares for an aggregate cost of

$100.8 million for cancellation under the 2026 share repurchase program, of which $28.0 million of the aggregate cost was not paid yet as of June 30, 2026. As of June 30, 2026, $1.3 billion was available for repurchase under the 2026 share repurchase program.

Swiss law limits a company’s ability to hold or repurchase its own shares. The aggregate par value of all shares held in treasury by us and our subsidiaries may not exceed 10% of our issued share capital, which corresponds to approximately 16.1 million registered shares as of June 30, 2026. This limitation does not apply to shares repurchased for cancellation, due to the Board of Directors' authority under the capital band set forth in the Company's Articles of Incorporation. As of June 30, 2026, we had a total of 17.2 million shares held in treasury stock, which includes 5.6 million shares that have been repurchased for cancellation and 11.6 million shares that have been purchased to support equity incentive plans or potential acquisitions.

Although we enter into trading plans for systematic repurchases (e.g., 10b5-1 trading plans) from time to time, our share repurchase programs provide us with the opportunity to make opportunistic repurchases during periods of favorable market conditions. To the extent that the shares are repurchased to support equity incentive plans or potential acquisitions, the shares are repurchased on the ordinary trading line of the SIX Swiss Exchange and/or the Nasdaq Global Select Market. Shares repurchased for cancellation purposes are repurchased via a second trading line on the SIX Swiss Exchange. Opportunistic purchases may be started or stopped at any time without prior notice depending on market conditions and other factors.

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

Operating Lease Obligations

We lease facilities under operating leases, certain of which require us to pay property taxes, insurance and maintenance costs. Operating leases for facilities are generally renewable at our option and usually include escalation clauses linked to inflation. There have been no material changes to our contractual obligations as previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2026. The remaining terms of our non-cancelable operating leases expire in various years through 2036.

Purchase Commitments

As of June 30, 2026, we had non-cancelable purchase commitments of $528.0 million for inventory purchases made in the normal course of business from original design manufacturers, contract manufacturers and other suppliers, the majority of which are expected to be fulfilled within the next 12 months. We recorded a liability for firm, non-cancelable, and unhedged inventory purchase commitments in excess of anticipated demand or net realizable value consistent with our valuation of excess and obsolete inventory. As of June 30, 2026, the liability for these purchase commitments was $15.7 million and is recorded in accrued and other current liabilities in the condensed consolidated balance sheet.

As of June 30, 2026, we have firm purchase commitments of $19.4 million for capital expenditures primarily related to commitments for tooling and equipment for new and existing products. We expect to continue making capital expenditures in the future to support product development activities and ongoing and expanded operations. Although open purchase commitments are considered enforceable and legally binding, the terms generally allow us to reschedule or adjust our requirements based on business needs prior to delivery of goods or performance of services.

Other Contractual Obligations and Commitments

For further detail about our contractual obligations and commitments, refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

Indemnifications

We indemnify certain suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of June 30, 2026, no material amounts have been accrued for indemnification provisions. We do not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under our indemnification arrangements.

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

Legal Proceedings

From time to time, we are involved in claims and legal proceedings that arise in the ordinary course of our business. For more information about Legal Proceedings, see Part II Item 1 Legal Proceedings of this quarterly report on Form 10-Q for the period ended June 30, 2026.

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

We are exposed to currency exchange rate risk as we transact business in multiple currencies, including exposure related to anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. Dollar. We transact business in approximately 30 currencies worldwide, of which the most significant to operations are the Euro, Chinese Renminbi, Japanese Yen, Australian Dollar, Canadian Dollar, Pound Sterling, and New Taiwan Dollar. For the three months ended June 30, 2026, approximately 52% of our sales were denominated in non-U.S. currencies, with 21% of our sales denominated in Euro. The mix of our cost of goods sold and operating expenses by currency are significantly different from the mix of our sales, with a larger portion denominated in U.S. Dollar and less denominated in Euro and other currencies. A strengthening U.S. Dollar has a more unfavorable impact on our sales compared to the favorable impact on our cost of goods sold and operating expenses, resulting in an adverse impact on our operating results.

We enter into currency forward and swap contracts to reduce the short-term effects of currency fluctuations on certain receivables or payables denominated in currencies other than the functional currencies of our subsidiaries. These contracts generally mature within approximately one month. The gains or losses on these contracts are recognized in earnings based on the changes in fair value.

If an adverse 10% foreign currency exchange rate change had been applied to total monetary assets and liabilities denominated in currencies other than the functional currencies at the balance sheet dates, it would have resulted in an adverse effect on income before income taxes of approximately $19.3 million and $23.0 million as of June 30, 2026 and March 31, 2026, respectively. The adverse effect as of June 30, 2026 and March 31, 2026 is after consideration of the offsetting effect of approximately $11.4 million and $11.3 million, respectively, from foreign exchange contracts in place as of such dates.

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

If the U.S. Dollar had weakened by 10%, the amount recorded in AOCI related to our foreign exchange contracts before tax effect as of June 30, 2026 and March 31, 2026 would have been approximately $37.2 million and $38.8 million lower, respectively. The change in the fair value recorded in AOCI would be expected to offset a corresponding foreign currency change in cost of goods sold when the hedged inventory purchases are sold.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.   RISK FACTORS

The Company’s business, reputation, results of operations, financial condition and stock price can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2026, under the heading “Risk Factors.” When any one or more of these risks materialize from time to time, the Company’s business, reputation, results of operations, financial condition and stock price can be materially and adversely affected. In the first quarter of fiscal year 2027, there have been no material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

In the first quarter of fiscal year 2027, the following approved share repurchase programs were in place (in thousands):

Share Repurchase Program	Shares Approved	Approved Amounts
July 2023 (1)	17,311	$1,600,000
March 2026 (2)	16,078	$1,400,000
(1) The 2023 share repurchase program was completed in May 2026. See Note 11 to the condensed consolidated financial statements for further information on this share repurchase program.
(2) In March 2026, our Board of Directors approved a new, three-year share repurchase program. The Swiss Takeover Board approved the 2026 share repurchase program in May 2026. See Note 11 to the condensed consolidated financial statements for further information on this share repurchase program.

The following table presents certain information related to purchases made by Logitech of its equity securities under share repurchase programs during the three months ended June 30, 2026 (in thousands, except per share amounts):

	Total Number of Shares Repurchased		Weighted Average Price Paid Per Share		Remaining Amount that May Yet Be Repurchased under the Programs (1)
			CHF (LOGN)	USD (LOGI)
Month 1
April 1, 2026 to April 24, 2026
SIX	—		—	N/A	$91,822
Nasdaq	—		N/A	N/A	91,822
Month 2
April 25, 2026 to May 22, 2026
SIX	257	(2)	82.08	N/A	1,373,130
Nasdaq	—		N/A	N/A	1,373,130
Month 3
May 23, 2026 to June 26, 2026
SIX	669	(2)	88.09	N/A	1,299,245
Nasdaq	—		N/A	N/A	1,299,245
	926		86.42	N/A	$1,299,245
(1) The 2023 share repurchase program was completed in May 2026. The 2026 share repurchase program became effective on May 8, 2026.
(2) Shares repurchased on the second trading line on the SIX Swiss Exchange for cancellation under the 2026 share repurchase program.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

ITEM 5.   OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the first quarter of fiscal year 2027, the following officer, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408.

On June 12, 2026, Samantha Harnett, our Chief Legal Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale of an aggregate of up to 16,265 shares of our registered shares acquired by Ms. Harnett under our equity plans. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The first date that sales of any shares are permitted to be sold under the trading arrangement will be September 11, 2026. The trading arrangement terminates on June 11, 2027, or upon the earlier completion of all transactions thereunder.

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

LOGITECH INTERNATIONAL S.A.

July 29, 2026	/s/ Johanna (Hanneke) Faber
Date	Johanna (Hanneke) Faber
Chief Executive Officer

July 29, 2026	/s/ Matteo Anversa
Date	Matteo Anversa
Chief Financial Officer