Form 10-Q
period 2026-09-30
LOGITECH INTERNATIONAL S.A.
filed 2026-10-28
CIK 1032975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 14, 2026, there were 141,818,544 shares of the Registrant’s share capital outstanding.

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

Our fiscal year ends on March 31. Interim quarters are generally thirteen-week periods, each ending on a Friday of each quarter. The second quarter of fiscal year 2027 ended on September 25, 2026. The same quarter in the prior fiscal year ended on September 26, 2025. For purposes of presentation, we have indicated our quarterly periods end on the last day of the calendar quarter.
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

PART I — FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Net sales	$1,218,838	$1,186,056	$2,446,072	$2,333,759
Cost of goods sold	671,248	669,418	1,289,847	1,336,010
Amortization of intangible assets	557	2,182	1,252	4,331
Gross profit	547,033	514,456	1,154,973	993,418

Operating expenses:
Marketing and selling	219,533	198,993	439,278	394,789
Research and development	82,725	76,110	167,348	150,697
General and administrative	42,983	41,802	86,508	83,599
Amortization of intangible assets and acquisition-related costs	927	1,818	1,853	4,464
Restructuring charges, net	309	4,442	879	6,484
Total operating expenses	346,477	323,165	695,866	640,033

Operating income	200,556	191,291	459,107	353,385
Interest income	12,441	11,828	26,540	23,057
Other income (expense), net	5,499	(64)	8,429	1,098
Income before income taxes	218,496	203,055	494,076	377,540
Provision for income taxes	38,461	32,385	78,344	60,855
Net income	$180,035	$170,670	$415,732	$316,685

Net income per share:
Basic	$1.26	$1.16	$2.90	$2.15
Diluted	$1.25	$1.15	$2.88	$2.13

Weighted average shares used to compute net income per share:
Basic	142,946	147,123	143,214	147,487
Diluted	143,770	148,422	144,398	148,731

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Net income	$180,035	$170,670	$415,732	$316,685
Other comprehensive income (loss):
Currency translation gain (loss):
Currency translation gain (loss)	(3,003)	(2,688)	(4,742)	24,605
Defined benefit plans gain (loss), net of taxes:
Reclassification of amortization included in other income (expense), net	(58)	(193)	(221)	(350)
Hedging gain (loss), net of taxes:
Deferred hedging gain (loss)	(116)	589	2,013	(11,760)
Reclassification of hedging loss (gain) included in cost of goods sold	(331)	5,961	1,017	7,963
Total other comprehensive income (loss), net of taxes	(3,508)	3,669	(1,933)	20,458
Total comprehensive income	$176,527	$174,339	$413,799	$337,143

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	September 30, 2026	March 31, 2026
Assets
Current assets:
Cash and cash equivalents	$1,507,647	$1,741,546
Accounts receivable, net	750,692	505,867
Inventories	556,790	489,948
Other current assets	170,826	177,895
Total current assets	2,985,955	2,915,256
Non-current assets:
Property, plant and equipment, net	112,403	116,454
Goodwill	464,441	465,417
Other intangible assets, net	9,272	12,386
Other assets	347,810	339,075
Total assets	$3,919,881	$3,848,588
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$639,980	$530,983
Accrued and other current liabilities	763,140	781,990
Total current liabilities	1,403,120	1,312,973
Non-current liabilities:
Income taxes payable	97,390	86,322
Other non-current liabilities	256,122	237,899
Total liabilities	1,756,632	1,637,194
Commitments and contingencies (Note 10)
Shareholders’ equity:
Registered shares, CHF 0.25 par value Issued shares: 160,784 at September 30, 2026 and March 31, 2026	28,001	28,001
Additional paid-in capital	86,555	123,386
Shares in treasury, at cost Treasury shares: 18,584 and 17,282 at September 30, 2026 and March 31, 2026, respectively	(1,372,358)	(1,207,454)
Retained earnings	3,536,801	3,381,278
Accumulated other comprehensive loss	(115,750)	(113,817)
Total shareholders’ equity	2,163,249	2,211,394
Total liabilities and shareholders’ equity	$3,919,881	$3,848,588

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$415,732	$316,685
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	32,984	30,935
Amortization of intangible assets	3,105	8,795
Loss (gain) on investments	(2,155)	497
Share-based compensation expense	58,181	63,140
Deferred income taxes	14,341	22,196
Other	(6)	(12)
Changes in assets and liabilities:
Accounts receivable, net	(248,745)	(235,859)
Inventories	(65,242)	(1,780)
Other assets	9,064	(17,484)
Accounts payable	110,327	165,419
Accrued and other liabilities	2,683	1,350
Net cash provided by operating activities	330,269	353,882
Cash flows from investing activities:
Purchases of property, plant and equipment	(31,514)	(32,833)
Purchases of deferred compensation investments	(5,702)	(4,037)
Proceeds from sales of deferred compensation investments	6,034	3,559
Other investing activities	(5,292)	(983)
Net cash used in investing activities	(36,474)	(34,294)
Cash flows from financing activities:
Payment of cash dividends	(235,343)	(233,059)
Purchases of registered shares	(284,462)	(228,263)
Proceeds from exercises of stock options and purchase rights	32,046	21,713
Tax withholdings related to net share settlements of restricted stock units	(37,691)	(18,211)
Net cash used in financing activities	(525,450)	(457,820)
Effect of exchange rate changes on cash and cash equivalents	(2,244)	10,834
Net decrease in cash and cash equivalents	(233,899)	(127,398)
Cash and cash equivalents, beginning of the period	1,741,546	1,503,205
Cash and cash equivalents, end of the period	$1,507,647	$1,375,807

Supplementary Cash Flow Disclosures:
Non-cash investing and financing activities:
Property, plant and equipment purchased during the period and included in period end liability accounts	$11,159	$10,444
Right-of-use assets obtained in exchange for operating lease liabilities	$23,013	$5,823
Supplemental cash flow information:
Income taxes paid, net	$54,552	$42,200
The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except per share amounts)
(unaudited)

Three Months Ended September 30, 2026

			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
June 30, 2026	160,784	$28,001	$66,528	17,218	$(1,226,865)	$3,596,323	$(112,242)	$2,351,745
Total comprehensive income	—	—	—	—	—	180,035	(3,508)	176,527
Purchases of registered shares	—	—	—	1,732	(174,814)	—	—	(174,814)
Sales of shares upon exercise of stock options and purchase rights	—	—	(2,329)	(320)	25,768	—	—	23,439
Issuance of shares upon vesting of restricted stock units	—	—	(5,452)	(46)	3,553	(148)	—	(2,047)
Share-based compensation	—	—	27,808	—	—	—	—	27,808
Cash dividends ($1.68 per share)	—	—	—	—	—	(239,409)	—	(239,409)
September 30, 2026	160,784	$28,001	$86,555	18,584	$(1,372,358)	$3,536,801	$(115,750)	$2,163,249

Six Months Ended September 30, 2026

			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
March 31, 2026	160,784	$28,001	$123,386	17,282	$(1,207,454)	$3,381,278	$(113,817)	$2,211,394
Total comprehensive income	—	—	—	—	—	415,732	(1,933)	413,799
Purchases of registered shares	—	—	—	2,658	(275,589)	—	—	(275,589)
Sales of shares upon exercise of stock options and purchase rights	—	—	(3,649)	(484)	39,331	(3,636)	—	32,046
Issuance of shares upon vesting of restricted stock units	—	—	(91,881)	(872)	71,354	(17,164)	—	(37,691)
Share-based compensation	—	—	58,699	—	—	—	—	58,699
Cash dividends ($1.68 per share)	—	—	—	—	—	(239,409)	—	(239,409)
September 30, 2026	160,784	$28,001	$86,555	18,584	$(1,372,358)	$3,536,801	$(115,750)	$2,163,249

Three Months Ended September 30, 2025

			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
June 30, 2025	168,994	$29,432	$64,604	21,443	$(1,536,190)	$3,759,569	$(130,163)	$2,187,252
Total comprehensive income	—	—	—	—	—	170,670	3,669	174,339
Purchases of registered shares	—	—	—	940	(91,667)	—	—	(91,667)
Sales of shares upon exercise of stock options and purchase rights	—	—	(2,313)	(233)	20,764	—	—	18,451
Issuance of shares upon vesting of restricted stock units	—	—	(6,484)	(51)	4,311	—	—	(2,173)
Cancellation of treasury shares	(8,210)	(1,431)	—	(8,210)	712,165	(710,734)	—	—
Share-based compensation	—	—	29,540	—	—	—	—	29,540
Cash dividends ($1.58 per share)	—	—	—	—	—	(232,729)	—	(232,729)
September 30, 2025	160,784	$28,001	$85,347	13,889	$(890,617)	$2,986,776	$(126,494)	$2,083,013

Six Months Ended September 30, 2025

			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
March 31, 2025	168,994	$29,432	$82,591	20,485	$(1,464,912)	$3,627,261	$(146,952)	$2,127,420
Total comprehensive income	—	—	—	—	—	316,685	20,458	337,143
Purchases of registered shares	—	—	—	2,471	(215,802)	—	—	(215,802)
Sales of shares upon exercise of stock options and purchase rights	—	—	(2,792)	(274)	24,505	—	—	21,713
Issuance of shares upon vesting of restricted stock units	—	—	(57,931)	(583)	53,427	(13,707)	—	(18,211)
Cancellation of treasury shares	(8,210)	(1,431)	—	(8,210)	712,165	(710,734)	—	—
Share-based compensation	—	—	63,479	—	—	—	—	63,479
Cash dividends ($1.58 per share)	—	—	—	—	—	(232,729)	—	(232,729)
September 30, 2025	160,784	$28,001	$85,347	13,889	$(890,617)	$2,986,776	$(126,494)	$2,083,013

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — The Company and Summary of Significant Accounting Policies and Estimates

The Company

Logitech International S.A., together with its consolidated subsidiaries ("Logitech" or the "Company"), creates design-led, software-enabled hardware solutions that help businesses thrive and bring people together when working, creating, and gaming in the age of AI. As the point of connection between people and the digital world, the Company's mission is to extend human potential in work and play, in a way that is good for people and the planet.

The Company sells its products to a broad range of international customers, including direct sales to retailers, e-tailers, businesses large and small and end consumers through the Company's e-commerce platform, and indirect sales to end customers through distributors.

Logitech was founded in Switzerland in 1981 and Logitech International S.A. has been the parent holding company of Logitech since 1988. Logitech International S.A. is a Swiss holding company with its registered office in Ecublens, Switzerland, and headquarters in Lausanne, Switzerland, which conducts its business through subsidiaries in the Americas; Europe, the Middle East and Africa ("EMEA"); and Asia Pacific. Shares of Logitech International S.A. are listed on both the SIX Swiss Exchange under the trading symbol LOGN and the Nasdaq Global Select Market under the trading symbol LOGI.

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

In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of only normal and recurring adjustments, necessary and in all material aspects, for a fair statement of the results of operations, comprehensive income, financial position, cash flows and changes in shareholders' equity for the periods presented. Operating results for the three and six months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2027, or any future periods.

Changes in Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies during the three and six months ended September 30, 2026 compared with the significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

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

Risks and Uncertainties

Impacts of Macroeconomic, Geopolitical, and Other Factors on the Company's Business

As the Company conducts operations globally, its business has continued to be impacted by ongoing macroeconomic and geopolitical conditions. These conditions include changes in inflation, interest rate and foreign currency fluctuations, uncertainty in consumer and enterprise demand, tariff and trade policies, component availability, volatile energy prices, changes in fiscal and monetary policies, and geopolitical tensions, including the armed conflicts in the Middle East and Ukraine.

In 2025, the United States introduced trade policy actions that increased import tariffs across a wide range of countries at various rates, with certain exemptions. In February 2026, the U.S. Supreme Court issued a decision invalidating certain tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA"). In fiscal year 2027, the Company received a refund of $61 million for these tariffs, including $15 million in the first quarter and $46 million in the second quarter, which represent substantially all of the refunds the Company has requested for the IEEPA tariffs invalidated by the Supreme Court. The $61 million refund was recorded as a reduction of cost of goods sold in the Company's condensed consolidated statements of operations for the first quarter of fiscal year 2027. The Company recognizes tariff refunds when the gain is realized or realizable.

Following the U.S. Supreme Court ruling, the U.S. government introduced temporary tariffs for a 150-day period, which were subsequently invalidated by the U.S. Court of International Trade, subject to appeal. The U.S. government then announced new tariffs under Section 301 of U.S. trade laws which became effective on July 24, 2026 when the temporary tariffs expired. U.S. tariff policies and international trade arrangements continue to evolve and have had, and may continue to have, a significant impact on the Company's results of operations.

The Company has also been affected by the increases in demand for electronic components, including semiconductor chips, caused by the build out of new AI technologies and data centers, leading to shortages and rising prices for such components utilized in some of the Company's products. In addition, one of the Company's semiconductor component suppliers had a serious incident at its manufacturing facility, resulting in its closure in late June 2026. The facility opened in September 2026 and began ramping up production; however, the facility’s current capacity is still below the Company's required level. This supplier incident has impacted the Company's ability to effectively meet demand for certain products and will continue to impact product availability in the third quarter of fiscal year 2027.

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

Note 2 — Net Income Per Share

The following table summarizes the computations of basic and diluted net income per share for the three and six months ended September 30, 2026 and 2025 (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Net income	$180,035	$170,670	$415,732	$316,685

Shares used in net income per share computation:
Weighted average shares outstanding - basic	142,946	147,123	143,214	147,487
Effect of potentially dilutive equivalent shares	824	1,299	1,184	1,244
Weighted average shares outstanding - diluted	143,770	148,422	144,398	148,731

Net income per share:
Basic	$1.26	$1.16	$2.90	$2.15
Diluted	$1.25	$1.15	$2.88	$2.13

Share equivalents attributable to outstanding restricted stock units and employee share purchase plans totaling 0.8 million and 0.2 million for the three months ended September 30, 2026 and 2025, respectively, and 0.8 million and 0.9 million for the six months ended September 30, 2026 and 2025, respectively, were excluded from the calculation of diluted net income per share because their effect would have been antidilutive. A small number of performance-based restricted stock units were not included in the diluted net income per share calculation because all necessary conditions had not been satisfied by the end of the respective period, and those shares were not issuable if the end of the reporting period were the end of the performance contingency period.

Note 3 — Employee Benefit Plans

Employee Share Purchase Plans and Stock Incentive Plans

As of September 30, 2026, the Company offers the 2006 Employee Share Purchase Plan (Non-U.S.), as amended and restated, the 1996 Employee Share Purchase Plan (U.S.), as amended and restated, and the 2006 Stock Incentive Plan, as amended and restated. Shares issued to employees as a result of purchases or exercises under these plans are generally issued from shares held in treasury stock.

The following table summarizes share-based compensation expense and total income tax benefit recognized for the three and six months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Cost of goods sold	$3,455	$3,359	$5,637	$5,739
Marketing and selling	10,312	12,141	22,133	26,071
Research and development	5,643	5,666	12,240	12,017
General and administrative	9,139	9,146	18,171	19,313
Total share-based compensation expense	28,549	30,312	58,181	63,140
Income tax benefit	(4,363)	(6,015)	(13,206)	(10,921)
Total share-based compensation expense, net of income tax benefit	$24,186	$24,297	$44,975	$52,219

The income tax benefit in the respective periods primarily consisted of tax benefits related to the share-based compensation expense for the period and direct tax benefit realized, including net excess tax benefits recognized from share-based awards vested or exercised during the period.

Share-based compensation costs capitalized as part of inventory were $2.3 million and $2.0 million for the three months ended September 30, 2026 and 2025, respectively, and $5.4 million and $4.8 million for the six months ended September 30, 2026 and 2025, respectively.

Defined Benefit Plans

Certain subsidiaries of the Company sponsor defined benefit pension plans or non-retirement post-employment benefits covering substantially all of their employees. Benefits are provided based on employees’ years of service and earnings, or in accordance with applicable employee benefit regulations. The Company’s practice is to fund amounts sufficient to meet the requirements set forth in the applicable employee benefit and tax regulations. The costs of $1.5 million and $1.8 million recorded for the three months ended September 30, 2026 and 2025, respectively, and $3.0 million and $3.5 million recorded for the six months ended September 30, 2026 and 2025, respectively, were primarily related to service costs.

Note 4 — Income Taxes

The Company is incorporated in Switzerland but operates in various countries with differing tax laws and rates. Further, a portion of the Company’s income before taxes and the provision for income taxes is generated outside of Switzerland.

The income tax provision for the three and six months ended September 30, 2026 was $38.5 million and $78.3 million, based on an effective income tax rate of 17.6% and 15.9% of pre-tax income, respectively. The income tax provision for the same periods ended September 30, 2025 was $32.4 million and $60.9 million, based on an effective income tax rate of 15.9% and 16.1% of pre-tax income, respectively.

The change in the effective income tax rate for the three and six months ended September 30, 2026, compared with the same periods ended September 30, 2025, was primarily due to the change in the mix of income and losses in the various tax jurisdictions in which the Company operates and return to provision adjustments, offset by higher tax benefits from share-based compensation.

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

For the three and six months ended September 30, 2026, the Company assessed its exposure to the OECD Pillar Two global minimum tax rules and the newly released OECD Administrative Guidance package. While the package's "Side-by-Side" System—designed to align the U.S. tax framework with Pillar Two—does not apply directly to the Company as a non-U.S. headquartered multinational, the broader guidance introduces a new permanent safe harbor and a one-year extension of the transitional Country-by-Country Reporting ("CbCR") safe harbor. Based on Qualified CbCR data, the Company expects that most jurisdictions in which it operates to continue qualifying for the transitional safe harbor. For the limited jurisdictions that do not qualify, the estimated top-up tax for fiscal year 2027 is expected to be de minimis and will not materially impact the consolidated financial statements or the effective tax rate. The Company continues to monitor ongoing legislative developments but does not anticipate a material change to its Pillar Two liability.

Note 5 — Balance Sheet Components

The following table presents the components of certain balance sheet asset amounts (in thousands):

	September 30, 2026	March 31, 2026
Accounts receivable, net:
Accounts receivable	$1,065,203	$792,466
Allowance for cooperative marketing arrangements	(60,590)	(49,964)
Allowance for customer incentive programs	(76,408)	(73,999)
Allowance for pricing programs	(161,667)	(144,800)
Other allowances	(15,846)	(17,836)
	$750,692	$505,867
Inventories:
Raw materials	$77,095	$62,484
Finished goods	479,695	427,464
	$556,790	$489,948
Other current assets:
Value-added tax ("VAT") receivables	$38,321	$58,600
Prepaid expenses and other assets	132,505	119,295
	$170,826	$177,895
Property, plant and equipment, net:
Property, plant and equipment	$602,382	$587,418
Less: accumulated depreciation and amortization	(489,979)	(470,964)
	$112,403	$116,454
Other assets:
Deferred tax assets	$173,059	$192,083
Right-of-use assets	87,046	71,531
Investments in privately held companies	36,317	28,871
Investments for deferred compensation plan	33,187	30,495
Other assets	18,201	16,095
	$347,810	$339,075

The following table presents the components of certain balance sheet liability amounts (in thousands):

	September 30, 2026	March 31, 2026
Accrued and other current liabilities:
Accrued customer marketing, pricing and incentive programs	$253,998	$211,915
Accrued personnel expenses	121,845	165,404
Deferred revenue (1)	42,121	38,652
Accrued sales return liability	36,520	27,635
Warranty liabilities	34,523	35,488
Income taxes payable	32,620	37,843
VAT payable	29,261	36,292
Operating lease liabilities	17,464	17,044
Accrued loss for inventory purchase commitments	16,035	18,167
Other current liabilities	178,753	193,550
	$763,140	$781,990
Other non-current liabilities:
Operating lease liabilities	$84,990	$71,111
Deferred revenue (1)	58,376	53,624
Employee benefit plan obligations	58,151	61,066
Obligation for deferred compensation plan	33,187	30,495
Warranty liabilities	14,008	14,754
Other non-current liabilities	7,410	6,849
	$256,122	$237,899
(1) Includes deferred revenue for post-contract customer support and other services.

Subsequent to September 30, 2026, the Company executed a ten-year operating lease for an office space in the Asia Pacific region with total undiscounted future lease payment obligations of approximately $40 million. The lease is expected to commence in January 2029, upon which a right-of-use asset and lease liability will be recognized on the Company's consolidated balance sheet.

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis, excluding assets related to the Company’s defined benefit pension plans, classified by the level within the fair value hierarchy (in thousands):

	September 30, 2026			March 31, 2026
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$656,191	$—	$—	$863,120	$—	$—
Investments for deferred compensation plan included in other assets:
Cash	$63	$—	$—	$60	$—	$—
Common stock	1,205	—	—	902	—	—
Money market funds	8,009	—	—	4,553	—	—
Mutual funds	23,910	—	—	24,980	—	—
Total investments for deferred compensation plan	$33,187	$—	$—	$30,495	$—	$—

Currency derivative assets	$—	$5,450	$—	$—	$5,486	$—

Liabilities:
Currency derivative liabilities	$—	$212	$—	$—	$94	$—

Investments for Deferred Compensation Plan

The marketable securities for the Company's deferred compensation plan were recorded at a fair value of $33.2 million and $30.5 million, as of September 30, 2026 and March 31, 2026, respectively, based on quoted market prices. Quoted market prices are observable inputs that are classified as Level 1 within the fair value hierarchy. Unrealized gains (losses) related to marketable securities for the three and six months ended September 30, 2026 and 2025 were not material and are included in other income (expense), net and corresponding changes in the deferred compensation liability were included in operating expenses and cost of goods sold, in the Company's condensed consolidated statements of operations.

Equity Method Investments

The Company has certain non-marketable investments included in other assets that are accounted for as equity method investments, with a carrying value of $21.5 million and $19.1 million as of September 30, 2026 and March 31, 2026, respectively. Income (loss) related to equity method investments for the three and six months ended September 30, 2026 and 2025 were not material and are included in other income (expense), net in the Company's condensed consolidated statements of operations. There was no impairment of equity method investments during the three and six months ended September 30, 2026 and 2025.

Assets Measured at Fair Value on a Nonrecurring Basis

Financial Assets

The Company has certain equity investments without readily determinable fair values due to the absence of quoted market prices, the inherent lack of liquidity, and the fact that inputs used to measure fair value are unobservable and require management's judgment. When certain events or circumstances indicate that impairment may exist, the Company revalues the investments using various assumptions, including the financial metrics and ratios of comparable public companies. The carrying value is also adjusted for observable price changes with the same or similar security from the same issuer. The amount of these equity investments without readily determinable fair value included in other assets was $13.8 million and $8.8 million as of September 30, 2026 and March 31, 2026, respectively. There was no impairment of these equity investments during the three and six months ended September 30, 2026 and 2025.

Non-Financial Assets

Goodwill, intangible assets, and property, plant and equipment, are not required to be measured at fair value on a recurring basis. However, if the Company is required to evaluate these non-financial assets for impairment, whether due to certain triggering events or because of the required annual impairment test, and a resulting impairment is recorded to reduce the carrying value to the fair value, the non-financial assets are measured at fair value during such period. There was no impairment of non-financial assets during the three and six months ended September 30, 2026 and 2025.

Note 7 — Derivative Financial Instruments

Under certain agreements with the respective counterparties to the Company’s derivative contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, the Company presents its derivative assets and derivative liabilities on a gross basis. Based on maturity, derivative assets are included in other current assets or other assets and derivative liabilities are included in accrued and other current liabilities or other non-current liabilities on the condensed consolidated balance sheets. See Note 6 for the fair values of the Company’s derivative instruments as of September 30, 2026 and March 31, 2026.

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

The notional amounts of foreign currency exchange contracts outstanding related to forecasted inventory purchases were $290.0 million and $447.9 million as of September 30, 2026 and March 31, 2026, respectively. The Company had $5.1 million of net gain related to its cash flow hedges included in accumulated other comprehensive loss as of September 30, 2026, which will be reclassified into earnings within the next twelve months.

The following table presents the amounts of gain (loss) on the Company’s derivative instruments designated as hedging instruments for the three and six months ended September 30, 2026 and 2025 and their locations on its condensed consolidated statements of operations and condensed consolidated statements of comprehensive income (in thousands):

	Three Months Ended September 30,
	Amount of Gain (Loss) Deferred as a Component of Accumulated Other Comprehensive Loss		Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Loss to Cost of Goods Sold
	2026	2025	2026	2025
Cash flow hedges	$(116)	$589	$(331)	$5,961

	Six Months Ended September 30,
	Amount of Gain (Loss) Deferred as a Component of Accumulated Other Comprehensive Loss		Amount of Loss Reclassified from Accumulated Other Comprehensive Loss to Cost of Goods Sold
	2026	2025	2026	2025
Cash flow hedges	$2,013	$(11,760)	$1,017	$7,963

Other Derivatives

The Company also enters into foreign currency exchange forward and swap contracts to reduce the short-term effects of currency exchange rate fluctuations on certain receivables or payables denominated in currencies other than the functional currencies of its subsidiaries. These contracts generally mature within approximately one month. The primary risk managed by using forward and swap contracts is the currency exchange rate risk. The gains or losses on these contracts are not material and are included in other income (expense), net, in the condensed consolidated statements of operations based on the changes in fair value. The notional amounts of these contracts outstanding as of September 30, 2026 and March 31, 2026 were $152.3 million and $113.0 million, respectively.

The fair value of all foreign currency exchange forward and swap contracts is determined based on observable market transactions of spot currency rates and forward rates. Cash flows from these contracts are classified as operating activities in the condensed consolidated statements of cash flows.

Note 8 — Goodwill and Other Intangible Assets

The Company conducts its impairment analysis of goodwill annually at December 31 or more frequently if changes in facts and circumstances indicate that it is more likely than not that the fair value of the Company’s reporting unit may be less than its carrying amount. There have been no triggering events identified affecting the valuation of goodwill and intangible assets during the three and six months ended September 30, 2026 and 2025.

The following table summarizes the activities in the Company’s goodwill balance (in thousands):

As of March 31, 2026	$465,417
Effects of foreign currency translation	(976)
As of September 30, 2026	$464,441

The Company's acquired intangible assets were as follows (in thousands):

	September 30, 2026			March 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	$32,390	$(31,144)	$1,246	$32,390	$(30,569)	$1,821
Developed technology	107,550	(104,506)	3,044	107,550	(103,307)	4,243
Customer contracts/relationships	69,087	(64,276)	4,811	69,087	(63,021)	6,066
Effects of foreign currency translation	1,061	(890)	171	1,218	(962)	256
Total	$210,088	$(200,816)	$9,272	$210,245	$(197,859)	$12,386

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

The Credit Agreement contains a maximum net debt to adjusted EBITDA ratio, compliance with which is a condition to the Company's ability to borrow. Borrowings under the Credit Agreement will bear interest at a rate determined by reference to benchmark rates plus an applicable spread (ranging from 0% to 1.5%) based on the Company's net leverage ratio or credit rating at the time of the borrowing. Undrawn balances available under the Credit Agreement are subject to commitment fees at the applicable rate determined by reference to the Company's net leverage ratio or credit rating. There has been no borrowing outstanding under the Credit Agreement as of September 30, 2026.

In addition, the Company had several uncommitted, unsecured bank lines of credit and letters of credit aggregating to $137.6 million and $149.0 million as of September 30, 2026 and March 31, 2026, respectively. There are no financial covenants under the lines of credit with which the Company must comply. There was no borrowing outstanding under the lines of credit as of September 30, 2026 or March 31, 2026. As of September 30, 2026 and March 31, 2026, the Company had outstanding bank guarantees of $2.0 million and $2.1 million, respectively.

Note 10 — Commitments and Contingencies

Product Warranties

Changes in the Company’s warranty liabilities for the three and six months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Beginning of the period	$49,279	$50,206	$50,242	$49,184
Provision	9,207	10,372	17,703	18,994
Settlements	(10,067)	(10,392)	(19,620)	(18,641)
Effects of foreign currency translation	112	5	206	654
End of the period	$48,531	$50,191	$48,531	$50,191

Indemnifications

The Company indemnifies certain of its suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of September 30, 2026, no material amounts have been accrued for these indemnification provisions. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under its indemnification arrangements.

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

Note 11 — Shareholders’ Equity

Share Capital

As of September 30, 2026, the Company's nominal share capital is CHF 40.2 million, consisting of 160,784,460 issued shares with a par value of CHF 0.25 each, of which 18,583,859 were held in treasury shares.

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

2026 Share Repurchase Program

In March 2026, the Company's Board of Directors approved a new, three-year share repurchase program to repurchase shares up to an aggregate amount of $1.4 billion, or a maximum of 16,078,446 shares. The 2026 share repurchase program enables the Company to repurchase shares for cancellation, as well as to support equity incentive plans or potential acquisitions. The program became effective on May 8, 2026, following approval from the Swiss Takeover Board. As of September 30, 2026, $1.1 billion was available for repurchase under the 2026 share repurchase program.

The following table summarizes the Company's share repurchase activities for the six months ended September 30, 2026 and 2025 (in thousands):

	Six Months Ended September 30,
	2026	2025
2023 Share Repurchase Program:
Number of shares repurchased (1)	—	2,471
Aggregate cost of shares repurchased (2)	$—	$215,802
2026 Share Repurchase Program:
Number of shares repurchased (1)	2,658	—
Aggregate cost of shares repurchased (2)	$275,589	$—
(1) All shares were repurchased for cancellation.
(2) Includes an aggregate cost of $32.0 million and $6.3 million, respectively, that was not yet paid as of September 30, 2026 and 2025.

Swiss law limits a company’s ability to hold or repurchase its own shares. The aggregate par value of all shares held in treasury by the Company and its subsidiaries may not exceed 10% of the share capital of the Company, which for the Company corresponds to approximately 16.1 million registered shares as of September 30, 2026. This limitation does not apply to shares repurchased for cancellation, due to the Board of Directors’ authority under the Company’s capital band set forth in the Company’s Articles of Incorporation. As of September 30, 2026, the Company had a total of 18.6 million shares held in treasury stock, which includes 7.3 million shares that have been repurchased for cancellation and 11.3 million shares that have been purchased to support equity incentive plans or potential acquisitions.

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

In September 2026, the Company's Board of Directors approved the cancellation of 4.6 million treasury shares which were repurchased under the 2023 share repurchase program since the second quarter of fiscal year 2026, for an aggregate cost of $432.1 million. This cancellation became effective in the third quarter of fiscal year 2027.

Dividends

During the three and six months ended September 30, 2026, the Company declared cash dividends of CHF 1.36 (USD equivalent of $1.68 based on the exchange rate on the date of declaration) per share and paid a total of $235.3 million on the Company's outstanding shares. During the three and six months ended September 30, 2025, the Company declared cash dividends of CHF 1.26 (USD equivalent of $1.58 based on the exchange rate on the date of declaration) per share and paid a total of $233.1 million on the Company's outstanding shares.

Any future dividends will be subject to approval of the Company's shareholders.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	Currency Translation Adjustment	Defined Benefit Plans	Deferred Hedging Gains	Total
March 31, 2026	$(94,156)	$(21,744)	$2,083	$(113,817)
Other comprehensive income (loss), net of taxes	(4,742)	(221)	3,030	(1,933)
September 30, 2026	$(98,898)	$(21,965)	$5,113	$(115,750)

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

The following table presents segment revenue, significant segment expenses, and net income for the periods presented (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Net sales	$1,218,838	$1,186,056	$2,446,072	$2,333,759
Less: Significant segment expenses
Cost of goods sold (1)	667,793	666,059	1,284,210	1,330,271
Marketing and selling (1)	209,221	186,852	417,145	368,718
Research and development (1)	77,082	70,444	155,108	138,680
General and administrative (1)	33,844	32,656	68,337	64,286
Less: other segment items
Share-based compensation expense	28,549	30,312	58,181	63,140
Amortization of intangible assets and acquisition-related costs	1,484	4,000	3,105	8,795
Interest income	(12,441)	(11,828)	(26,540)	(23,057)
Other (2)	(5,190)	4,506	(7,550)	5,386
Provision for income taxes	38,461	32,385	78,344	60,855
Net income	$180,035	$170,670	$415,732	$316,685
(1) The difference between the amounts included in the table above and the amounts included in the condensed consolidated statements of operations is related to share-based compensation expense (see Note 3).
(2) Includes restructuring charges, net, and other income (expense), net.

Sales by product category for the three and six months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Gaming (1)	$349,252	$323,305	$703,482	$639,180
Keyboards & Combos	246,442	235,870	474,240	458,362
Pointing Devices	230,397	221,094	457,709	416,874
Video Collaboration	188,446	167,677	373,706	334,393
Webcams	75,648	83,301	152,229	167,676
Tablet Accessories	57,959	85,061	147,354	176,288
Headsets	46,052	43,498	90,185	89,020
Other (2)	24,642	26,250	47,167	51,966
Total Sales	$1,218,838	$1,186,056	$2,446,072	$2,333,759
(1) Gaming includes streaming services revenue generated by Streamlabs.
(2) Other primarily consists of mobile speakers and PC speakers.

Sales by geographic region (based on the customers’ locations) for the three and six months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Americas	$524,288	$462,736	$1,040,204	$924,426
EMEA	355,174	382,377	698,906	729,217
Asia Pacific	339,376	340,943	706,962	680,116
Total Sales	$1,218,838	$1,186,056	$2,446,072	$2,333,759

Revenue from sales to customers in the United States, China and Germany each represented 10% or more of the total consolidated sales for each of the three and six months ended September 30, 2026 and 2025. No other countries represented 10% or more of the Company’s total consolidated sales for the periods presented herein.

Switzerland, the Company’s country of domicile, represented 3% of the Company's total consolidated sales for each of the three and six months ended September 30, 2026, and 4% of the Company's total consolidated sales for each of the three and six months ended September 30, 2025.

Three customers of the Company each represented 10% or more of the total consolidated gross sales for each of the three and six months ended September 30, 2026 and 2025.

Property, plant and equipment, net (excluding software) and right-of-use assets by geographic region were as follows (in thousands):

	September 30, 2026	March 31, 2026
Americas	$58,147	$59,103
EMEA	48,373	48,119
Asia Pacific	78,035	65,089
Total	$184,555	$172,311

Property, plant and equipment, net (excluding software) and right-of-use assets in the United States and China, were $54.6 million and $55.0 million, respectively, as of September 30, 2026. Property, plant and equipment, net (excluding software) and right-of-use assets in the United States and China were $57.6 million and $48.0 million, respectively, as of March 31, 2026.

Property, plant and equipment, net (excluding software) and right-of-use assets in Switzerland, the Company’s country of domicile, were $23.1 million and $25.0 million as of September 30, 2026 and March 31, 2026, respectively. No other countries represented more than 10% of the Company’s total property, plant and equipment, net (excluding software) and right-of-use assets as of September 30, 2026 or March 31, 2026.

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
•Our business strategy and investment priorities in relation to evolving consumer and enterprise demand trends, competitive landscape and current and future worldwide geopolitical, economic and capital market conditions, including fluctuations in currency exchange rates, inflation, economic downturns, volatile energy prices, changes in fiscal and monetary policies, and geopolitical tensions;
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

Forward-looking statements also include, among others, those statements including the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “predict,” “should,” “will,” and similar language. These statements reflect our views and assumptions as of the date of this Quarterly Report on Form 10-Q.. All forward-looking statements involve risks and uncertainties that could cause our actual performance to differ materially from those anticipated in the forward-looking statements depending on a variety of factors. Important information as to these factors can be found in this Quarterly Report on Form 10-Q under the headings of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Company Overview,” “Critical Accounting Estimates,” and “Liquidity and Capital Resources,” among others. Factors that might cause or contribute to such differences include, but are not limited to, those discussed under Part II, Item 1A “Risk Factors” as well as elsewhere in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended March 31, 2026, and in our other filings with the U.S. Securities and Exchange Commission, or “SEC.” You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

You should read the following discussion in conjunction with the interim unaudited condensed consolidated financial statements and related notes.

Company Overview
Logitech creates design-led, software-enabled hardware solutions that help businesses thrive and bring people together when working, creating, and gaming in the age of AI. As the point of connection between people and the digital world, our mission is to extend human potential in work and play, in a way that is good for people and the planet. We sell the vast majority of our products under the Logitech and Logitech G brand names.
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
Impacts of Macroeconomic, Geopolitical, and Other Factors on our Business
As we conduct operations globally, our business has continued to be impacted by ongoing macroeconomic and geopolitical conditions. These conditions include changes in inflation, interest rate and foreign currency fluctuations, uncertainty in consumer and enterprise demand, tariff and trade policies, component availability, volatile energy prices, changes in fiscal and monetary policies, and geopolitical tensions, including the armed conflicts in the Middle East and Ukraine.
In 2025, the United States introduced trade policy actions that increased import tariffs across a wide range of countries at various rates, with certain exemptions. In February 2026, the U.S. Supreme Court issued a decision invalidating certain tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA"). In fiscal year 2027, we received a refund of $61 million for these tariffs, including $15 million in the first quarter and $46 million in the second quarter, which represent substantially all of the refunds we have requested for the IEEPA tariffs invalidated by the Supreme Court. The $61 million refund was recorded as a reduction of cost of goods sold in our condensed consolidated statements of operations for the first quarter of fiscal year 2027.
Following the U.S. Supreme Court ruling, the U.S. government introduced temporary tariffs for a 150-day period, which were subsequently invalidated by the U.S. Court of International Trade, subject to appeal. The U.S. government then announced new tariffs under Section 301 of U.S. trade laws which became effective on July 24, 2026 when the temporary tariffs expired. U.S. tariff policies and international trade arrangements continue to evolve and have had, and may continue to have, a significant impact on our results of operations.
We have also been affected by the increases in demand for electronic components, including semiconductor chips, caused by the build out of new AI technologies and data centers, leading to shortages and rising prices for such components utilized in some of our products. In addition, one of our semiconductor component suppliers had a serious incident at its manufacturing facility, resulting in its closure in late June 2026. The facility opened in September 2026 and began ramping up production; however, the facility's current capacity is still below our required level. This supplier incident has impacted our ability to effectively meet demand for certain products and will continue to impact product availability in the third quarter of fiscal year 2027.
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
•Flexible work: As flexible work models continue to evolve, with employees working from offices, homes and various remote locations, Logitech is well-positioned to meet the demand for versatile and adaptive workplace technology. These working arrangements provide opportunities for Logitech to equip multiple workspaces with products across our portfolio including Pointing Devices, Keyboards & Combos, Tablet Accessories, Headsets and Webcams. Additionally, the rise in distributed teams and remote collaboration is driving increased adoption of video conferencing solutions among businesses and consumers. Our portfolio of video collaboration products is compatible with a variety of video conference platforms, including Zoom, Microsoft Teams and Google Meet.
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
While we believe we will further benefit from these secular trends, we have experienced and will continue to experience challenges that impact our business and financial results. These challenges include (i) uncertainty in tariffs on goods imported into the U.S. and responsive policies enacted by other countries, (ii) uncertainty in supply and pricing of electronic components including semiconductor chips, (iii) the macroeconomic environment, including inflation, interest rate and foreign currency fluctuations, volatile energy prices, changes in fiscal and monetary policies, and geopolitical tensions, and (iv) the uncertainty of overall consumer and enterprise demand.
We expect these challenges to continue in the near-term. We have taken steps to mitigate the impact of these challenges, including but not limited to: (i) diversification of our manufacturing footprint and supplier ecosystem, (ii) increasing pricing for certain products, (iii) maintaining discipline in our operating expenses, (iv) managing inventory levels to align with demand and component availability, and (v) continued release of new products to increase the value proposition of our portfolio.
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
Summary of Financial Results
Our sales for the three months ended September 30, 2026 were $1,218.8 million, an increase of 3% compared to $1,186.1 million for the three months ended September 30, 2025, primarily due to an increase in sales of Gaming, Video Collaboration and Keyboards & Combos, offset by a decrease in sales of Tablet Accessories. Our sales for the six months ended September 30, 2026 were $2,446.1 million, an increase of 5% compared to $2,333.8 million for the six months ended September 30, 2025, primarily due to an increase in sales of Gaming, Pointing Devices and Video Collaboration, offset by a decrease in sales of Tablet Accessories. Our sales for both the three- and six-month periods benefited from favorable changes in foreign currency exchange rates.

For the three months ended September 30, 2026, sales increased 13% in the Americas region, remained flat in the Asia Pacific region, and decreased 7% in the EMEA region, compared to the three months ended September 30, 2025. For the six months ended September 30, 2026, sales increased 13% and 4% in the Americas and Asia Pacific regions, respectively, and decreased 4% in the EMEA region, compared to the six months ended September 30, 2025. Our sales in the EMEA region for both the three- and six-month periods were negatively impacted by an overall market decline and the conflict in the Middle East. Our sales in the Asia Pacific region for the three-month period were negatively impacted by higher sales in the prior year due to a large education deal as well as a supply shortage related to the temporary facility closure of one of our suppliers.
Gross margin was 44.9% for the three months ended September 30, 2026 and increased by 150 basis points from 43.4% for the three months ended September 30, 2025, due to lower tariff costs, supported by manufacturing diversification, favorable product mix and favorable foreign currency exchange rate changes, partially offset by higher logistics costs. Gross margin was 47.2% for the six months ended September 30, 2026 and increased by 460 basis points from 42.6% for the six months ended September 30, 2025, primarily driven by a benefit from tariff refunds, favorable foreign currency exchange rate changes and favorable product mix, partially offset by investment in strategic promotions.
Operating expenses for the three months ended September 30, 2026 were $346.5 million, or 28.4% of sales, compared to $323.2 million, or 27.2% of sales, for the three months ended September 30, 2025. Operating expenses for the six months ended September 30, 2026 were $695.9 million, or 28.4% of sales, compared to $640.0 million, or 27.4% of sales, for the six months ended September 30, 2025. The increase in operating expenses for both the three- and six-month periods was primarily driven by increases in marketing and selling expenses and research and development expenses.
We had an income tax provision of $38.5 million and $32.4 million for the three months ended September 30, 2026 and 2025, respectively, compared to $78.3 million and $60.9 million for the six months ended September 30, 2026 and 2025, respectively.
Net income for the three and six months ended September 30, 2026 was $180.0 million and $415.7 million, respectively, and $170.7 million and $316.7 million for the three and six months ended September 30, 2025, respectively.
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
There have been no material changes in our critical accounting estimates during the six months ended September 30, 2026 compared with the critical accounting estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026.
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
Results of Operations

Net Sales

Our sales for the three months ended September 30, 2026 were $1,218.8 million, an increase of 3% compared to $1,186.1 million for the three months ended September 30, 2025, primarily due to an increase in sales of Gaming, Video Collaboration and Keyboards & Combos, offset by a decrease in sales of Tablet Accessories. Our sales for the six months ended September 30, 2026 were $2,446.1 million, an increase of 5% compared to $2,333.8 million for the six months ended September 30, 2025, primarily due to an increase in sales of Gaming, Pointing Devices and Video Collaboration, offset by a decrease in sales of Tablet Accessories. Our sales for both the three- and six-month periods benefited from favorable changes in foreign currency exchange rates. If currency exchange rates had been constant in the three and six months ended September 30, 2026 and 2025, our sales growth rates in constant currency would have been 2% and 4%, respectively.

Sales Denominated in Other Currencies

Although our financial results are reported in U.S. Dollars, a portion of our sales was generated in currencies other than the U.S. Dollar, such as the Euro, Chinese Renminbi, Japanese Yen, Australian Dollar, Canadian Dollar, Pound Sterling and New Taiwan Dollar. During the three months ended September 30, 2026, approximately 51% of our sales were denominated in currencies other than the U.S. Dollar.

Sales by Region

The following table presents the change in sales by region for the three and six months ended September 30, 2026, compared with the three and six months ended September 30, 2025:

	Sales Growth Rate		Constant Dollar Sales Growth Rate
	Three Months Ended September 30, 2026	Six Months Ended September 30, 2026	Three Months Ended September 30, 2026	Six Months Ended September 30, 2026
Americas	13%	13%	13%	12%
EMEA	(7)%	(4)%	(6)%	(5)%
Asia Pacific	—%	4%	(2)%	2%

Americas:

The increase in sales in the Americas region for the three-month period presented above was primarily driven by an increase in sales of Video Collaboration, Gaming, and Keyboards & Combos. The increase in sales in the Americas region for the six-month period presented above was primarily driven by an increase in sales of Gaming, Keyboards & Combos, Video Collaboration and Pointing Devices.

EMEA:

The decrease in sales in the EMEA region for the three-month period presented above was driven by a decrease in sales across all product categories. The decrease in sales in the EMEA region for the six-month period presented above was primarily driven by a decrease in sales of Keyboards & Combos, Webcams, Headsets and Gaming, partially offset by an increase in sales of Video Collaboration and Tablet Accessories. Sales in the EMEA region were negatively impacted by an overall market decline and the conflict in the Middle East.

Asia Pacific:

Sales in the Asia Pacific region remained flat for the three-month period presented above, as a decrease in sales of Tablet Accessories mainly driven by a large education deal in the prior year, was substantially offset by an increase in sales of Gaming. Sales for the three-month period were also negatively impacted by a supply shortage related to the temporary facility closure of one of our suppliers. The increase in sales in the Asia Pacific region for the six-month period presented above was primarily driven by an increase in sales of Gaming and Pointing Devices, partially offset by a decrease in sales of Tablet Accessories.

Sales by Product Category

Sales by product category for the three and six months ended September 30, 2026 and 2025 were as follows (Dollars in thousands):

	Three Months Ended September 30,			Six Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Gaming (1)	$349,252	$323,305	8%	$703,482	$639,180	10%
Keyboards & Combos	246,442	235,870	4	474,240	458,362	3
Pointing Devices	230,397	221,094	4	457,709	416,874	10
Video Collaboration	188,446	167,677	12	373,706	334,393	12
Webcams	75,648	83,301	(9)	152,229	167,676	(9)
Tablet Accessories	57,959	85,061	(32)	147,354	176,288	(16)
Headsets	46,052	43,498	6	90,185	89,020	1
Other (2)	24,642	26,250	(6)	47,167	51,966	(9)
Total Sales	$1,218,838	$1,186,056	3%	$2,446,072	$2,333,759	5%
(1) Gaming includes streaming services revenue generated by Streamlabs.
(2) Other primarily consists of mobile speakers and PC speakers.

Gaming

Our Gaming category includes PC gaming (mice, headsets, keyboards), steering wheels, console gaming headsets, microphones and Streamlabs services.

Sales of Gaming increased 8% and 10% for the three and six months ended September 30, 2026, compared to the three and six months ended September 30, 2025, respectively, primarily driven by an increase in sales of PC gaming mice, particularly PRO X2 SUPERSTRIKE launched in the fourth quarter of fiscal year 2026, partially offset by a decline in sales of PC gaming headsets. The increase in sales of Gaming for the six-month period was also driven by an increase in sales of steering wheels.

Keyboards & Combos

Our Keyboards & Combos category includes PC keyboards and keyboard/mice combo products.

Sales of Keyboards & Combos increased 4% and 3% for the three and six months ended September 30, 2026, compared to the three and six months ended September 30, 2025, respectively, primarily driven by an increase in sales of wireless keyboards and wireless combo products, partially offset by a decrease in sales of wired keyboards. The increase in sales for both the three- and six-month periods was primarily driven by an increase in sales in the Americas region, partially offset by a decrease in sales in the EMEA and Asia Pacific regions.

Pointing Devices

Our Pointing Devices category includes PC- and Mac-related mice including trackballs, and presentation tools.

Sales of Pointing Devices increased 4% and 10% for the three and six months ended September 30, 2026, compared to the three and six months ended September 30, 2025, respectively, primarily driven by an increase in sales of wireless mice, particularly MX Master 4 launched in the third quarter of fiscal year 2026. A continued mix shift to premium products in our portfolio contributed to sales growth in this category. The increase in sales for both the three- and six-month periods was primarily driven by an increase in sales in the Americas and Asia Pacific regions, partially offset by a decrease in sales in EMEA.

Video Collaboration

Our Video Collaboration category includes Logitech’s conference room cameras, which combine affordable enterprise-quality audio and high definition 4K video to bring video conferencing to a variety of room sizes.

Sales of Video Collaboration increased 12% for each of the three and six months ended September 30, 2026, compared to the three and six months ended September 30, 2025, primarily due to an increase in sales of conference room cameras across all three regions reflecting a refresh of video conferencing equipment installed during the pandemic.

Webcams

Our Webcams category includes webcams and streaming cameras. Our webcams turn any desktop into an instant collaboration space.

Sales of Webcams decreased 9% for each of the three and six months ended September 30, 2026, compared to the three and six months ended September 30, 2025, primarily due to a decrease in sales in the EMEA and Asia Pacific regions reflecting a global market decline in Webcams.

Tablet Accessories

Our Tablet Accessories category primarily includes tablet keyboards.

Sales of Tablet Accessories decreased 32% and 16% for the three and six months ended September 30, 2026, compared to the three and six months ended September 30, 2025, respectively, primarily due to a decrease in sales in the Asia Pacific and Americas regions. The decline in Asia Pacific was primarily due to a large education deal in the prior year while the decrease in the Americas was mainly driven by a decline in the Tablets market in the region.

Headsets

Our Headsets category includes headsets, in-ear headphones, and premium wireless earbuds.

Sales of Headsets increased 6% and 1% for the three and six months ended September 30, 2026, compared to the three and six months ended September 30, 2025, respectively, primarily due to an increase in sales in the Americas region, partially offset by a decrease in sales in the EMEA region.

Other

Our Other category primarily consists of mobile speakers and PC speakers.

Sales in Other category decreased 6% for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily driven by a decrease in sales of PC and mobile speakers. Sales in Other category decreased 9% for the six months ended September 30, 2026, compared to the six months ended September 30, 2025, primarily driven by a decrease in sales of mobile speakers.

Gross Profit

Gross profit for the three and six months ended September 30, 2026 and 2025 was as follows (Dollars in thousands):

	Three Months Ended September 30,			Six Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Net sales	$1,218,838	$1,186,056	3%	$2,446,072	$2,333,759	5%
Gross profit	$547,033	$514,456	6%	$1,154,973	$993,418	16%
Gross margin	44.9%	43.4%		47.2%	42.6%

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
Gross margin was 44.9% for the three months ended September 30, 2026 and increased by 150 basis points from 43.4% for the three months ended September 30, 2025, due to lower tariff costs, supported by manufacturing diversification, favorable product mix and favorable foreign currency exchange rate changes, partially offset by higher logistics costs. Gross margin was 47.2% for the six months ended September 30, 2026 and increased by 460 basis points from 42.6% for the six months ended September 30, 2025, primarily driven by a benefit from tariff refunds, favorable foreign currency exchange rate changes and favorable product mix, partially offset by investment in strategic promotions.
Operating Expenses

Operating expenses for the three and six months ended September 30, 2026 and 2025 were as follows (Dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Marketing and selling	$219,533	$198,993	$439,278	$394,789
% of sales	18.0%	16.8%	18.0%	16.9%
Research and development	82,725	76,110	167,348	150,697
% of sales	6.8%	6.4%	6.8%	6.5%
General and administrative	42,983	41,802	86,508	83,599
% of sales	3.5%	3.5%	3.5%	3.6%
Amortization of intangible assets and acquisition-related costs	927	1,818	1,853	4,464
% of sales	0.1%	0.1%	0.1%	0.1%
Restructuring charges, net	309	4,442	879	6,484
% of sales	—%	0.4%	—%	0.3%
Total operating expenses	$346,477	$323,165	$695,866	$640,033
% of sales	28.4%	27.2%	28.4%	27.4%

The increase in total operating expenses during the three and six months ended September 30, 2026, compared to the three and six months ended September 30, 2025, was primarily driven by increases in marketing and selling expenses and research and development expenses.

Marketing and Selling

Marketing and selling expenses consist of personnel and related overhead costs, corporate and product marketing, advertising, trade shows, technical support for customer experiences and facilities costs.

During the three and six months ended September 30, 2026, marketing and selling expenses increased $20.5 million and $44.5 million, compared to the three and six months ended September 30, 2025, respectively, primarily driven by strategic marketing investments across our product portfolio.

Research and Development

Research and development expenses consist of personnel and related overhead costs, fees for contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.

During the three and six months ended September 30, 2026, research and development expenses increased $6.6 million and $16.7 million, compared to the three and six months ended September 30, 2025, respectively, primarily driven by increased investment in product innovation.

General and Administrative

General and administrative expenses primarily consist of personnel and related overhead costs, information technology, and facilities costs for the infrastructure functions such as finance, information systems, executives, human resources and legal.

During the three and six months ended September 30, 2026, general and administrative expenses remained relatively flat as a percentage of revenue, compared to the three and six months ended September 30, 2025.

Amortization of Intangible Assets and Acquisition-Related Costs

Amortization of intangible assets consists of amortization of acquired intangible assets, including developed technology, customer relationships, and trademarks and trade names. Acquisition-related costs include legal expenses, due diligence costs, and other professional costs incurred for business acquisitions.

During the three and six months ended September 30, 2026, amortization of intangible assets and acquisition-related costs decreased $0.9 million and $2.6 million, compared to the three and six months ended September 30, 2025, respectively, driven by full amortization of certain intangible assets.

Restructuring Charges, Net

The restructuring charges, net, for the three and six months ended September 30, 2026 and September 30, 2025 were related to costs incurred as a result of our restructuring plan initiated during the fourth quarter of fiscal year 2025, which was substantially completed in fiscal year 2026.

Interest Income

Interest income for the three and six months ended September 30, 2026 and 2025 was as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Interest income	$12,441	$11,828	$26,540	$23,057

We invest in highly liquid instruments with an original maturity of three months or less at the date of purchase, which are classified as cash equivalents. During the three months ended September 30, 2026, interest income remained relatively flat compared to the three months ended September 30, 2025. During the six months ended September 30, 2026, interest income increased $3.5 million, compared to the six months ended September 30, 2025, primarily driven by interest income associated with IEEPA tariff refunds and a higher average balance of cash equivalents.

Other Income (Expense), Net

Other income (expense), net, for the three and six months ended September 30, 2026 and 2025 was as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Investment gain related to the deferred compensation plan	$115	$1,890	$3,369	$3,950
Currency exchange gain (loss), net	569	(3,110)	(1,621)	(5,113)
Gain (loss) on investments, net	1,598	(104)	2,155	(497)
Non-service cost net pension income and other	3,217	1,260	4,526	2,758
Total	$5,499	$(64)	$8,429	$1,098

Investment gain related to the deferred compensation plan represents earnings, gains, and losses on marketable securities related to a deferred compensation plan offered by one of our subsidiaries. The change in investment gain for three and six months ended September 30, 2026, compared to the three and six months ended September 30, 2025, primarily relates to the change in market performance of the underlying securities.

Currency exchange gain (loss), net, relates to balances denominated in currencies other than the functional currency in our subsidiaries, as well as the sale of currencies, and gains or losses recognized on currency exchange forward contracts. We do not speculate in currency positions, but we are alert to opportunities to maximize currency exchange gains and minimize currency exchange losses. The currency exchange gain (loss) for the three and six months ended September 30, 2026 was not material. The currency exchange loss for the three and six months ended September 30, 2025 was primarily due to fluctuations in currency exchange rates of the New Taiwan dollar and Swiss Franc against the U.S. Dollar.

Gain (loss) on investments, net, includes unrealized gain (loss) from the change in fair value of investments, income (loss) on equity-method investments and impairment of investments during the periods presented, as applicable. The gain (loss) on investments, net, for the three and six months ended September 30, 2026 and 2025 was not material.

During the three and six months ended September 30, 2026, the change in non-service cost net pension income and other was not material, compared to the three and six months ended September 30, 2025.

Provision for Income Taxes

The provision for income taxes and effective income tax rates for the three and six months ended September 30, 2026 and 2025 were as follows (Dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Provision for income taxes	$38,461	$32,385	$78,344	$60,855
Effective income tax rate	17.6%	15.9%	15.9%	16.1%

The change in the effective income tax rate for the three and six months ended September 30, 2026, compared with the three and six months ended September 30, 2025, was primarily due to the change in the mix of income and losses in the various tax jurisdictions in which we operate and return to provision adjustments, offset by higher tax benefits from share-based compensation.

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

For the three and six months ended September 30, 2026, we assessed our exposure to the OECD Pillar Two global minimum tax rules and the newly released OECD Administrative Guidance package. While the package's "Side-by-Side" System—designed to align the U.S. tax framework with Pillar Two—does not apply directly to us as a non-U.S. headquartered multinational, the broader guidance introduces a new permanent safe harbor and a one-year extension of the transitional Country-by-Country Reporting ("CbCR") safe harbor. Based on Qualified CbCR data, we expect most jurisdictions in which we operate to continue qualifying for the transitional safe harbor. For the limited jurisdictions that do not qualify, the estimated top-up tax for fiscal year 2027 is expected to be de minimis and will not materially impact our consolidated financial statements or effective tax rate. We continue to monitor ongoing legislative developments but do not anticipate a material change to our Pillar Two liability.

Liquidity and Capital Resources

Cash Balances, Available Borrowings, and Capital Resources

As of September 30, 2026, we had cash and cash equivalents of $1,507.6 million, compared with $1,741.5 million as of March 31, 2026. Our cash and cash equivalents consist of bank demand deposits, short-term time deposits, and U.S. Treasury securities, of which 66% was held in the United States, 12% was held in Switzerland and 12% was held in China (including Hong Kong). We do not expect to incur any material adverse tax impact except for what has already been recognized, or to be significantly inhibited by any country in which we do business, from the repatriation of funds to Switzerland, our country of domicile.

As of September 30, 2026, our working capital was $1,582.8 million, compared to $1,602.3 million as of March 31, 2026. The decrease was primarily driven by a decrease in cash and cash equivalents and an increase in accounts payable, partially offset by an increase in accounts receivable and inventories.

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

The Credit Agreement contains a maximum net debt to adjusted EBITDA ratio, compliance with which is a condition to our ability to borrow. Borrowings under the Credit Agreement will bear interest at a rate determined by reference to benchmark rates plus an applicable spread (ranging from 0% to 1.5%) based on our net leverage ratio or credit rating at the time of the borrowing. Undrawn balances available under the Credit Agreement are subject to commitment fees at the applicable rate determined by reference to our net leverage ratio or credit rating. There has been no borrowing outstanding under the Credit Agreement as of September 30, 2026.

In addition, we had several uncommitted, unsecured bank lines of credit and letters of credit aggregating to $137.6 million as of September 30, 2026. There are no financial covenants under these lines of credit with which we must comply. There was no borrowing outstanding under these lines of credit as of September 30, 2026. As of September 30, 2026, we had outstanding bank guarantees of $2.0 million.

Key Working Capital Metrics
The following table presents selected financial information and statistics as of and for the three months ended September 30, 2026 and 2025 (Dollars in thousands):

	As of September 30,
	2026	2025
Accounts receivable, net	$750,692	$703,895
Accounts payable	$639,980	$583,308
Inventories	$556,790	$517,673
Days sales in accounts receivable (“DSO”) (Days)(1)	55	53
Days accounts payable outstanding (“DPO”) (Days)(2)	86	78
Inventory turnover (“ITO”) (x)(3)	4.8	5.2
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

DSO for the three months ended September 30, 2026 increased by 2 days to 55 days, compared to 53 days for the three months ended September 30, 2025, primarily due to timing of sales and collections within the quarter.

DPO for the three months ended September 30, 2026 increased by 8 days to 86 days, compared to 78 days for the three months ended September 30, 2025, primarily due to higher inventory purchases to align with demand and component availability.

ITO for the three months ended September 30, 2026 decreased by 0.4 to 4.8, compared to 5.2 for the three months ended September 30, 2025, primarily due to a higher inventory balance than the prior year to align with demand and component availability.

If we are not successful in launching and phasing in our new products, or market competition increases, or we are not able to sell the new products at the prices planned, it could have a material impact on our sales, gross profit, operating results including operating cash flow, and inventory turnover in the future.
Cash Flow Activities
The following table summarizes our condensed consolidated statements of cash flows (in thousands):

	Six Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$330,269	$353,882
Net cash used in investing activities	(36,474)	(34,294)
Net cash used in financing activities	(525,450)	(457,820)
Effect of exchange rate changes on cash and cash equivalents	(2,244)	10,834
Net decrease in cash and cash equivalents	$(233,899)	$(127,398)

For the six months ended September 30, 2026, net cash provided by operating activities was $330.3 million resulting from net income of $415.7 million, a favorable impact from adding back non-cash expenses totaling $106.5 million, offset by an unfavorable net change in operating assets and liabilities of $191.9 million. Non-cash adjustments were primarily related to share-based compensation expenses, depreciation and amortization, and deferred income taxes. The increase in accounts receivable, net, was primarily driven by higher sales as well as timing of sales and collections within the quarter. The increase in accounts payable and inventories was driven by higher inventory purchases to align with demand and component availability.

For the six months ended September 30, 2026, net cash used in investing activities was $36.5 million, primarily resulting from $31.5 million of purchases of property, plant, and equipment.

For the six months ended September 30, 2026, net cash used in financing activities was $525.5 million, primarily resulting from payment for repurchases of our registered shares of $284.5 million and payment of cash dividends of $235.3 million.

For the six months ended September 30, 2026, the effect of exchange rate changes on cash and cash equivalents was not material.

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

In fiscal year 2027, we paid a cash dividend of CHF 193.8 million (U.S. Dollar amount of $235.3 million based on the exchange rate on the date of payment) out of fiscal year 2026 retained earnings. In fiscal year 2026, we paid a cash dividend of CHF 185.1 million (U.S. Dollar amount of $233.1 million based on the exchange rate on the date of payment) out of fiscal year 2025 retained earnings.

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

In March 2026, our Board of Directors approved a new, three-year share repurchase program to repurchase shares up to an aggregate amount of $1.4 billion, or a maximum of 16,078,446 shares. The 2026 share repurchase program enables us to repurchase shares for cancellation, as well as to support equity incentive plans or potential acquisitions. The program became effective on May 8, 2026, following approval from the Swiss Takeover Board. During the six months ended September 30, 2026, we repurchased 2.7 million shares for an aggregate cost of $275.6 million for cancellation under the 2026 share repurchase program, of which $32.0 million of the aggregate cost was not paid yet as of September 30, 2026. As of September 30, 2026, $1.1 billion was available for repurchase under the 2026 share repurchase program.

Swiss law limits a company’s ability to hold or repurchase its own shares. The aggregate par value of all shares held in treasury by us and our subsidiaries may not exceed 10% of our issued share capital, which corresponds to approximately 16.1 million registered shares as of September 30, 2026. This limitation does not apply to shares repurchased for cancellation, due to the Board of Directors' authority under the capital band set forth in the Company's Articles of Incorporation. As of September 30, 2026, we had a total of 18.6 million shares held in treasury stock, which includes 7.3 million shares that have been repurchased for cancellation and 11.3 million shares that have been purchased to support equity incentive plans or potential acquisitions.

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

Operating Lease Obligations

We lease facilities under operating leases, certain of which require us to pay property taxes, insurance and maintenance costs. Operating leases for facilities are generally renewable at our option and include escalation clauses. As of September 30, 2026, the remaining terms of our non-cancelable operating leases expire in various years through 2037. Subsequent to September 30, 2026, we executed a ten-year operating lease for an office space in the Asia Pacific region with total undiscounted future lease payment obligations of approximately $40 million, expected to commence in January 2029. There have been no other material changes to our contractual obligations as previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2026.

Purchase Commitments

As of September 30, 2026, we had non-cancelable purchase commitments of $698.2 million for inventory purchases made in the normal course of business from original design manufacturers, contract manufacturers and other suppliers, the majority of which are expected to be fulfilled within the next 12 months. We recorded a liability for firm, non-cancelable, and unhedged inventory purchase commitments in excess of anticipated demand or net realizable value consistent with our valuation of excess and obsolete inventory. As of September 30, 2026, the liability for these purchase commitments was $16.0 million and is recorded in accrued and other current liabilities in the condensed consolidated balance sheet.

As of September 30, 2026, we have firm purchase commitments of $22.2 million for capital expenditures primarily related to commitments for tooling and equipment for new and existing products. We expect to continue making capital expenditures in the future to support product development activities and ongoing and expanded operations. Although open purchase commitments are considered enforceable and legally binding, the terms generally allow us to reschedule or adjust our requirements based on business needs prior to delivery of goods or performance of services.

Other Contractual Obligations and Commitments

For further detail about our contractual obligations and commitments, refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

Indemnifications

We indemnify certain suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of September 30, 2026, no material amounts have been accrued for indemnification provisions. We do not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under our indemnification arrangements.

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

Legal Proceedings

From time to time, we are involved in claims and legal proceedings that arise in the ordinary course of our business. For more information about Legal Proceedings, see Part II Item 1 Legal Proceedings of this quarterly report on Form 10-Q for the period ended September 30, 2026.

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

We are exposed to currency exchange rate risk as we transact business in multiple currencies, including exposure related to anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. Dollar. We transact business in approximately 30 currencies worldwide, of which the most significant to operations are the Euro, Chinese Renminbi, Japanese Yen, Australian Dollar, Canadian Dollar, Pound Sterling, and New Taiwan Dollar. For the three months ended September 30, 2026, approximately 51% of our sales were denominated in non-U.S. currencies, with 22% of our sales denominated in Euro. The mix of our cost of goods sold and operating expenses by currency are significantly different from the mix of our sales, with a larger portion denominated in U.S. Dollar and less denominated in Euro and other currencies. A strengthening U.S. Dollar has a more unfavorable impact on our sales compared to the favorable impact on our cost of goods sold and operating expenses, resulting in an adverse impact on our operating results.

We enter into currency forward and swap contracts to reduce the short-term effects of currency fluctuations on certain receivables or payables denominated in currencies other than the functional currencies of our subsidiaries. These contracts generally mature within approximately one month. The gains or losses on these contracts are recognized in earnings based on the changes in fair value.

If an adverse 10% foreign currency exchange rate change had been applied to total monetary assets and liabilities denominated in currencies other than the functional currencies at the balance sheet dates, it would have resulted in an adverse effect on income before income taxes of approximately $17.7 million and $23.0 million as of September 30, 2026 and March 31, 2026, respectively. The adverse effect as of September 30, 2026 and March 31, 2026 is after consideration of the offsetting effect of approximately $14.4 million and $11.3 million, respectively, from foreign exchange contracts in place as of such dates.

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

If the U.S. Dollar had weakened by 10%, the amount recorded in AOCI related to our foreign exchange contracts before tax effect as of September 30, 2026 and March 31, 2026 would have been approximately $26.7 million and $38.8 million lower, respectively. The change in the fair value recorded in AOCI would be expected to offset a corresponding foreign currency change in cost of goods sold when the hedged inventory purchases are sold.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.   RISK FACTORS

The Company’s business, reputation, results of operations, financial condition and stock price can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2026, under the heading “Risk Factors.” When any one or more of these risks materialize from time to time, the Company’s business, reputation, results of operations, financial condition and stock price can be materially and adversely affected. In the second quarter of fiscal year 2027, there have been no material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

In the second quarter of fiscal year 2027, the following approved share repurchase program was in place (in thousands):

Share Repurchase Program	Shares Approved	Approved Amounts
March 2026 (1)	16,078	$1,400,000
(1) See Note 11 to the condensed consolidated financial statements for further information on this share repurchase program.

The following table presents certain information related to purchases made by Logitech of its equity securities under share repurchase programs during the three months ended September 30, 2026 (in thousands, except per share amounts):

	Total Number of Shares Repurchased		Weighted Average Price Paid Per Share		Remaining Amount that May Yet Be Repurchased under the Program
			CHF (LOGN)	USD (LOGI)
Month 1
June 27, 2026 to July 24, 2026
SIX	569	(1)	80.79	N/A	$1,242,385
Nasdaq	—		N/A	N/A	1,242,385
Month 2
July 25, 2026 to August 21, 2026
SIX	296	(1)	85.05	N/A	1,211,428
Nasdaq	—		N/A	N/A	1,211,428
Month 3
August 22, 2026 to September 25, 2026
SIX	867	(1)	81.55	N/A	1,124,465
Nasdaq	—		N/A	N/A	1,124,465
	1,732		81.90	N/A	$1,124,465
(1) Shares repurchased on the second trading line on the SIX Swiss Exchange for cancellation under the 2026 share repurchase program.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

ITEM 5.   OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the second quarter of fiscal year 2027, no director or officer, as defined in Rule 16a-1(f), adopted, modified and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

ITEM 6.   EXHIBITS

Exhibit Index

Exhibit No.		Description

3.1
Articles of Incorporation of Logitech International S.A., as amended (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on October 13, 2026 (File No. 000-29174)

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

LOGITECH INTERNATIONAL S.A.

October 28, 2026	/s/ Johanna (Hanneke) Faber
Date	Johanna (Hanneke) Faber
Chief Executive Officer

October 28, 2026	/s/ Matteo Anversa
Date	Matteo Anversa
Chief Financial Officer